Form 10-Q
period 2016-09-30
AzurRx BioPharma, Inc.
filed 2016-11-25
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from               to

Commission File Number 001-37853

AZURRX BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	46-4993860
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

760 Parkside Avenue
Downstate Biotechnology Incubator, Suite 217
Brooklyn, New York 11226
(Address of principal executive offices)

(646) 699-7855
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of November 22, 2016, there were 9,631,088 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item  1.   Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC.

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	09/30/16	12/31/15
ASSETS

Current Assets:
Cash	$128,502	$581,668
Marketable securities	-	56,850
Other receivables	250,529	1,074,858
Prepaid expenses	982,377	353,984
Total Current Assets	1,361,408	2,067,360

Property, equipment, and leasehold improvements, net	163,660	176,319

Other Assets:
In process research & development, net	330,657	345,678
License agreements, net	1,806,089	2,238,105
Goodwill	1,888,367	1,832,579
Deposits	35,584	25,641
Total Other Assets	4,060,697	4,442,003
Total Assets	$5,585,765	$6,685,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,760,897	$781,985
Accounts payable and accrued expenses - related party	636,753	636,753
Convertible promissory notes	-	135,000
Convertible debt	9,931,861	6,442,372
Warrant liability	3,214,973	818,216
Interest payable	7,192	1,186
Total Current Liabilities	15,551,676	8,815,512

Contingent consideration	2,400,000	1,500,000
Total Liabilities	17,951,676	10,315,512

Stockholders' Deficit:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized; 0 shares outstanding as of September 30, 2016 and 71 shares outstanding as of December 31, 2015; liquidation preference approximates par value at September 30, 2016 and December 31, 2015	-	3,479,000
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 6,028,928 shares outstanding as of September 30, 2016 and 4,296,979 shares outstanding as of December 31, 2015	603	430
Additional paid in capital	6,102,782	2,532,188
Accumulated deficit	(17,255,522)	(8,295,384)
Accumulated other comprehensive loss	(1,213,774)	(1,346,064)
Total Stockholders' Deficit	(12,365,911)	(3,629,830)
Total Liabilities and Stockholders' Deficit	$5,585,765	$6,685,682

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended 09/30/16	Three Months Ended 09/30/15	Nine Months Ended 09/30/16	Nine Months Ended 09/30/15

Research and development expenses	$744,309	$363,996	$2,270,546	$1,734,484
General & administrative expenses	543,721	1,044,968	2,089,672	2,625,513
Fair value adjustment, contingent consideration	900,000	-	900,000	-

Loss from operations	(2,188,030)	(1,408,964)	(5,260,218)	(4,359,997)

Other:
Interest expense	(724,867)	(520,551)	(1,826,610)	(942,672)
Fair value adjustment, warrants	(285,271)	55,586	(1,873,311)	38,641
Total other	(1,010,138)	(464,965)	(3,699,921)	(904,031)

Loss before income taxes	(3,198,168)	(1,873,929)	(8,960,139)	(5,264,028)

Income taxes	-	-	-	-

Net loss	$(3,198,168)	$(1,873,929)	$(8,960,139)	$(5,264,028)

Other comprehensive income (loss):
Foreign currency translation adjustment	$63,546	$96,406	$132,290	$(424,192)
Total comprehensive loss	$(3,134,622)	$(1,777,523)	$(8,827,849)	$(5,688,220)

Basic and diluted weighted average shares outstanding	6,028,928	3,587,455	5,586,548	3,585,377

Loss per share - basic and diluted	$(0.53)	$(0.52)	$(1.60)	$(1.47)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited)

	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2015	100	$4,900,000	3,584,321	$358	$859,133	$(2,365,148)	$(749,445)	$2,644,898
Common stock issued			5,242	1	33,789			33,790
Warrants issued to investment bankers					216,440			216,440
Foreign currency translation adjustment							(424,192)	(424,192)
Net loss						(5,264,028)		(5,264,028)
Balance, September 30, 2015	100	$4,900,000	3,589,563	$359	$1,109,362	$(7,629,176)	$(1,173,637)	$(2,793,092)

Balance, January 1, 2016	71	$3,479,000	4,296,979	$430	$2,532,188	$(8,295,384)	$(1,346,064)	(3,629,830)
Preferred stock converted into common stock	(71)	(3,479,000)	1,731,949	173	3,478,827			-
Warrants issued to investment bankers					55,097			55,097
Beneficial conversion feature on convertible debt issuances					36,670			36,670
Foreign currency translation adjustment							132,290	132,290
Net loss						(8,960,139)		(8,960,139)
Balance, September 30, 2016	-	$-	6,028,928	$603	$6,102,782	$(17,255,522)	$(1,213,774)	$(12,365,911)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended 09/30/16	Nine Months Ended 09/30/15
Cash flows from operating activities:
Net loss	$(8,960,139)	$(5,264,028)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	33,097	28,480
Amortization	522,324	521,858
Fair value adjustment, warrants	1,873,311	(38,641)
Fair value adjustment, contingent consideration	900,000	-
Warrant expense	55,097	216,441
Interest expense settled with issuances of common stock	-	33,790
Accreted interest on convertible debt	1,054,374	435,837
Accreted interest on debt discount - warrants	766,230	481,752
Changes in assets and liabilities, net of effects of acquisition:
Other receivables	908,667	290,472
Prepaid expenses	(628,256)	(203,511)
Deposits	(9,524)	(6,900)
Accounts payable and accrued expenses	960,863	60,058
Interest payable	6,006	(8,706)
Net cash used in operating activities	(2,517,950)	(3,453,098)

Cash flows from investing activities:
Purchase of property and equipment	(13,140)	(19,896)
Net cash used in investing activities	(13,140)	(19,896)

Cash flows from financing activities:
Issuances of convertible promissory notes	-	445,000
Repayments of convertible promissory notes	-	(801,000)
Issuances of convertible debt	2,094,000	5,345,000
Net cash provided by financing activities	2,094,000	4,989,000

(Decrease) increase in cash	(437,090)	1,516,006

Effect of exchange rate changes on cash	(16,076)	(8,390)

Cash, beginning balance	581,668	94,836

Cash, ending balance	$128,502	$1,602,452

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Issuance of 5,242 shares of common stock as payment of interest on convertible promissory notes	$-	$33,790

Conversion of preferred shares into common shares by Protea	$3,479,000	$-

Conversion of convertible promissory notes into convertible debt	$135,000	$-

See accompanying notes to consolidated financial statements

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

The Company

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, AzurRx acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly ProteaBio Europe SAS), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company. AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS, are collectively referred to as the “Company.”

AzurRx, through its AzurRx Europe SAS subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally without reaching the systemic circulation, i.e. the intestinal lumen, skin or mucosa. The Company’s current product pipeline consists of two therapeutic proteins under development:

●
MS1819 - a recombinant (synthetic) lipase, an enzyme derived from a specialized yeast, which breaks apart fats. Lipases are required to treat patients whose pancreases do not work anymore in a condition known as exocrine pancreatic insufficiency (EPI) which usually arises from chronic pancreatitis (CP) or cystic fibrosis (CF).

●
AZ1101- a recombinant (synthetic) enzyme which is being developed to prevent hospital-acquired infections which come from resistant bacterial strains caused by parenteral (intra-venous) administration of b-lactam antibiotics, as well as prevention of antibiotic-associated diarrhea (AAD).

Initial Public Offering

On October 14, 2016, the Company completed an initial public offering (“IPO”) of 960,000 shares of common stock at a price of $5.50 per share and received gross proceeds of $5,280,000. The Company incurred total expenses of approximately $1,774,000 in connection with the IPO, resulting in net offering proceeds of $3,506,000. Concurrent with the IPO, (i) the Company issued 2,642,160 shares of common stock upon the mandatory conversion of the convertible debt that results in interest expense of approximately $254,000 from accelerated accretion, a beneficial conversion feature charge resulting in interest expense of approximately $6,423,000 and the elimination of the convertible debt and warrant liability, (ii) the Company issued 717,540 warrants with a five-year life to certain OID noteholders in exchange for their agreement not to sell their shares for 6 months following the IPO with an exercise price equal to the IPO price with an estimated value of approximately $3,028,000 that will be charged to interest expense, and (iii) the grant of 48,000 warrants with a five-year life to the underwriters at 120% of the IPO price with an estimated value of approximately $197,000 that has no effect on expenses or stockholders’ equity. On November 18, 2016, the Company retired $362,786 of OID convertible debt and accreted interest not mandatorily converted at the time of the IPO that decreases cash and current liabilities by $362,786.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2015 has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously dislosed in our Registration Statement on Form S-1 filed in connection with the IPO.

The financial statements include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS. Intercompany transactions and balances have been eliminated upon consolidation.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Note 2 - Significant Accounting Policies

Use of Estimates
The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements (including goodwill, intangible assets and contingent consideration), and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Concentration of Risks
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and available for sale marketable securities. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts. The Company may from time to time have cash in banks in excess of FDIC insurance limits. The Company has not experienced any losses to date resulting from this practice.

At December 31, 2015, the Company’s investments in marketable securities were comprised of a single investment in a publicly traded stock received as payment from an investor for his $150,000 investment in the Company's original issue discounted convertible notes. The investor agreed to make up any shortfall from sales of these securities while any gain is for the account of the Company. As of December 31, 2015, the market value of these marketable securities was $56,850 and an associated Other Receivable of $93,150 was recorded. On July 28, 2016, the investor paid $150,000 in cash and the securities were returned to the investor.

Prepaid Expenses
All direct costs of the proposed IPO offering are being capitalized and included in Prepaid Expenses at September 30, 2016 and December 31, 2015 in the amount of $982,377 and $345,968, respectively, which were offset against additional paid-in capital upon the closing of the IPO on October 14, 2016.

Property, Equipment, and Leasehold Improvements
Property, equipment and leasehold improvements are carried on the cost basis and depreciated over the estimated useful lives of the related assets using the straight-line method. For financial statement purposes, depreciation expense is provided using the straight-line method over the estimated useful lives of the assets as follows:

Laboratory Equipment         5 years
Computer Equipment           5 years
Office Equipment                 7-8 years
Leasehold Improvements     Term of lease or estimated useful life of the assets; whichever is shorter

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through September 30, 2016.

Intangible assets subject to amortization consist of in process research and development and license agreements reported at the fair value at date of the acquisition less accumulated amortization. Amortization expense is provided using the straight-line method over the estimated useful lives of the assets as follows:

In Process Research & Development  12 years
License Agreements                              5 years

Research and Development
Research and development ("R&D") costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, the fees paid to maintain the Company’s licenses, and the payments to third parties for clinical trials and additional product development and testing.

Fair Value Measurements
The Company follows Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820”), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions, which reflect those that a market participant would use.

At December 31, 2015, the Company had Level 2 instruments consisting of marketable securities of common stock in a thinly-traded public company received as payment from an investor for $150,000 of the Company’s original issue discounted convertible notes, see Note 3 below.

At September 30, 2016 and December 31, 2015, the Company had Level 3 instruments consisting of the Company’s common stock warrant liability related to the Company’s convertible debt (see Note 10) and contingent consideration in connection with the Protea Europe SAS acquisition (see Note 7).

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities approximate fair value due to their short maturities.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
As of September 30, 2016:
Marketable Securities	$-	$-	$-	$-
Warrant Liability	$3,214,973	$-	$-	$3,214,973
Contingent Consideration	$2,400,000	$-	$-	$2,400,000

As of December 31, 2015:
Marketable Securities	$56,850	$-	$56,850	$-
Warrant Liability	$818,216	$-	$-	$818,216
Contingent Consideration	$1,500,000	$-	$-	$1,500,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:

	Warrant	Contingent
	Liability	Consideration
Balance at January 1, 2015	$146,376	$1,500,000
Issuance of warrants	1,057,943	-
Change in fair value	(386,103)	-
Balance at December 31, 2015	818,216	1,500,000
Issuance of warrants	523,446	-
Change in fair value	1,873,311	900,000
Balance at September 30, 2016	$3,214,973	$2,400,000

The warrant liability above relates to the Company’s original issue discounted convertible notes, see Note 10 below.

The fair values of the outstanding warrants were measured using a Binomial Option Pricing model. Inputs used to determine estimated fair value of the warrant liabilities at September 30, 2016 and December 31, 2015 include the estimated fair value of the underlying stock at the valuation date ($5.13 and $2.16, respectively), the estimated term in years of the warrants (4.59 and 4.90, respectively), risk-free interest rates (1.09% and 1.72%, respectively), expected dividends (zero) and the expected volatility (83% and 98%, respectively) of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities are the fair value of the underlying stock at the valuation date and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at September 30, 2016 and December 31, 2015 included projected net sales over a 9-year period discounted by the Company’s weighted average cost of capital (30.0% and 33.7%, respectively), the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, asset volatility (68% and 90%, respectively), that replaces the equity volatility in the traditional BSM, risk-free rates (ranging from 0.9% to 1.6% and 1.5% to 2.7%, respectively), and an option-adjusted spread (0.9% and 0.5%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

The fair value of the Company's other receivables, convertible debt, and loans payable are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2016:
Other Receivables	$250,529	$-	$-	$250,529	$250,529
Convertible Debt	$9,931,861			$9,931,861	$9,931,861
Convertible Promissory Notes	$-	$-	$-	$-	$-

As of December 31, 2015:
Other Receivables	$1,074,858	$-	$-	$1,074,858	$1,074,858
Convertible Debt	$6,442,372			$6,442,372	$6,442,372
Convertible Promissory Notes	$135,000	$-	$-	$135,000	$135,000

The fair value of Other Receivables approximates carrying value as these consist primarily of French research and development (R&D) tax credits that are normally received within 9 months of year end and amounts due from collaboration partner Mayoly, see Note 14.

The fair value of Convertible Debt and Loans Payable approximates carrying value due to the terms of such instruments and applicable interest rates.

Stock-based Compensation
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan which took effect on May 12, 2014. Although the Company did not grant any stock options under the Plan during the three and nine months ended September 30, 2016 and 2015, the Company will account for its stock-based compensation awards to employees and directors in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period. The Company will account for any stock-based payments to non-employees in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50").

Income Taxes
Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2016 and December 31, 2015, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

Impairment of Long-lived Assets
The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2016.

Foreign Currency Translation
For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities are translated to U.S. dollars, which is the functional currency, at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses from translation adjustments are accumulated in a separate component of shareholders’ deficit.

Collaboration Agreements
As more fully discussed in Note 14, the Company has joint research collaboration agreements with Laboratoires Mayoly Spindler SAS and INRA TRANSFERT. Any payments due from the Company's collaboration partners is recorded as a reduction in research and development expenses.

Subsequent Events
The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies several aspects of the accounting for share based payments, including the income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively, and entities can elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. The Company is currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In November 2015, the FASB issued an ASU that requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. In addition, this guidance can be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In July 2015, the FASB issued an ASU modifying the accounting for inventory. Under this ASU, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. The Company is currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Note 3 - Marketable Securities

At December 31, 2015, the Company had $56,850 of common stock in a public company. These available for sale securities are recorded at fair value and were received as payment from an investor for $150,000 of the Company’s original issue discounted convertible notes. The investor has agreed to make up any shortfall between the value of the marketable securities when converted to cash and the face amount of his original issue discounted convertible note. On July 28, 2016, the investor paid $150,000 in cash and the securities were returned to the investor.

Note 4 - Other Receivables

Other Receivables consisted of the following:

	September 30,	December 31,
	2016	2015
Research & development tax credits	$-	$912,818
Investor subscription	-	93,150
Other	250,529	68,880
	$250,529	$1,074,848

The R&D tax credits are refundable tax credits for research conducted in France. $912,818 of these refundable tax credits was received by the Company in the first nine months of 2016. The Investor subscription is related to an investor’s agreement to make up any shortfall between the marketable securities given for his original issue discounted convertible debt, see Note 3. The make-whole provision is a deemed “put” measured at fair value due to its relationship in connection with the marketable securities. The Company follows the guidance in ASC 815-25-35-6 and records the change in fair values of both the marketable securities and the “put” in earnings. Due to the correlation of these instruments, the change in fair values completely offset and net to zero. Other is amounts due from collaboration partner Mayoly, see Note 14.

Note 5 - Property, Equipment, and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	September 30,	December 31,
	2016	2015
Laboratory Equipment	$165,611	$148,578
Computer Equipment	19,718	16,733
Office Equipment	29,906	29,057
Leasehold Improvements	29,163	28,008
	244,398	222,376
Less accumulated depreciation	(80,738)	(46,057)
	$163,660	$176,319

Depreciation expense for the three months ended September 30, 2016 and 2015 was $11,167 and $8,707, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $33,097 and $28,480, respectively. Depreciation expense is included in General and Administrative (“G&A”) expenses.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

            Note 6 - Intangible Assets and Goodwill
Intangible assets are as follows:

	September 30,	December 31,
	2016	2015
In Process Research & Development	$408,708	$396,634
Less accumulated amortization	(78,051)	(50,956)
	$330,657	$345,678

License Agreements	$3,334,318	$3,235,814
Less accumulated amortization	(1,528,229)	(997,709)
	$1,806,089	$2,238,105

Amortization expense for the three months ended September 30, 2016 and 2015 was $174,077 and $173,454, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $522,324 and $521,858, respectively. Amortization expense is included in G&A expenses.

Amortization expense is expected to be as follows for the next 5 years:

2017	$700,923
2018	700,923
2019	311,916
2020	34,059
2021	34,059

Goodwill is as follows:

Goodwill
Balance at January 1, 2015	$2,042,454
Foreign currency translation	(209,875)
Balance at December 31, 2015	1,832,579
Foreign currency translation	55,788
Balance at September 30, 2016	$1,888,367

Note 7 - Contingent Consideration

On June 13, 2014, the Company completed a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”). Pursuant to the SPA, the Company is obligated to pay Protea certain contingent consideration in U.S. dollars upon the satisfaction of certain events, including (a) a one-time milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a Business Product (as such term is defined in the SPA). (b) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000 and (c) ten percent (10%) of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe. Also see Note 1 for further information.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Note 8 - Accounts Payable
Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015
Trade payables	$1,485,575	$409,407
Accrued expenses	29,590	174,210
Accrued payroll	245,732	198,368
	$1,760,897	$781,985

    Note 9 - Convertible Promissory Notes

Commencing on July 22, 2014 and through April 3, 2015, the Company, through a series of transactions with various investors, raised $896,000 through the sale of its convertible promissory notes with various maturity dates that can be extended by the Company. The maturity dates ranged from August 31, 2014 through May 31, 2015. All maturity dates were extended by the Company. Through December 31, 2015, the Company entered into transactions in which noteholders were voluntarily repaid $761,000 and shares of common stock were issued to such noteholders in lieu of interest payments. The notes bore interest at 8% per annum and were convertible into common stock of the Company at $6.45 per share at the investors’ discretion as long as the notes are outstanding. Notes outstanding at December 31, 2015, of $135,000 were converted on July 22, 2016 into original issue discounted convertible notes, see Note 10, below.

On August 7, 2015, 5,242 shares of the Company’s common stock were issued in payment of $33,790 of accrued interest payable on these notes. Interest payable at September 30, 2016 and December 31, 2015 in connection with these notes was $7,192 and $1,186, respectively.

Note 10 - Original Issue Discounted Convertible Notes

Commencing on October 10, 2014, the Company, through a series of transactions, issued original issue discounted convertible notes to several investors at 85% of the principal amount of the notes. The notes do not otherwise bear interest. The notes are voluntarily convertible into shares of the Company’s common stock at the principal amount divided by the conversion price, which is the lesser of $6.45 per share or the per share price of the common stock representing the pre-money valuation immediately prior to any shares sold in the Company’s IPO, multiplied by 80% (the “Convertible Shares”).

Under the voluntary and mandatory features, the Company did not recognize any amounts associated with the beneficial conversion feature at the dates of issuances of these notes due to the unsatisfied condition associated with the pre-money valuation.

Additionally, separate warrants to purchase shares of the Company’s common stock equal to 50% of the number of Convertible Shares at the lesser of $7.37 per share or at a 20% discount to the pre-money IPO valuation of the Company were issued in conjunction with these notes. The warrants are exercisable for five years beginning six months after the issue date. If the pre-money IPO valuation of the Company is less than $43,750,000, then the number of Warrant Shares (herein defined as the underlying common stock shares) will be recalculated as follows: New Number of Warrant Shares = Existing Warrant Shares * [43,750,000/(IPO valuation*80%)].

The notes had nine-month terms with principal and interest due starting July 10, 2015. The holders of the notes may demand payment in cash before the maturity date within thirty (30) trading days of the IPO. If, on the maturity date, the principal amount of any note remains unpaid, the Company shall pay to the note holder a one-time default penalty of 5% of the total amount unpaid on the maturity date. The Company, however, shall still be required to repay the note holder the principal balance and interest on the principal balance, which shall accrue at the default interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. As of December 31, 2015, $2,105,882 in principal amount of these notes are in default due to being past their maturity dates.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

On March 31, 2016, the holders of all but $300,000 in principal signed exchange agreements nullifying the default provisions and rolling the principal amount into new original issue discounted convertible notes at 92% of the principal amount of the notes due on November 4, 2016, modifying the conversion price to $4.65 per share, and modifying the exercise price of the warrants down to the lesser of (i) $5.58 or (ii) a 15% premium to the price per share or unit issued in the IPO or in connection with a public listing. The notes are voluntarily convertible into that number of shares of common stock as is equal to the aggregate principal amount of the notes plus any accrued but unpaid interest divided by $4.65. $2,094,000 in gross proceeds were received in the nine months ended September 30, 2016 in additional original issue discounted convertible notes under the same terms. On July 22, 2016, $135,000 of convertible promissory notes were converted into original issue discounted convertible notes under the same terms.

Under the mandatory conversion feature, upon the consummation of the Company’s IPO at a pre-money valuation of at least $50,000,000 immediately prior to the IPO or the date the Company obtains a public listing (through a reverse merger, self-listing or other alternative means), the aggregate principal amounts of the notes plus any accrued but unpaid interest shall be automatically converted into that number of shares of common stock equal to the aggregate principal amount of the notes plus any accrued but unpaid interest multiplied by 1.25 divided by the lesser of $4.65 or the price per share issued in the IPO, or in the event of a public listing, the price per share issued by the Company in connection with such transaction. In the event the Company (i) pays a stock dividend or otherwise makes a distribution or distributions payable in shares of common stock on shares of common stock or any common stock equivalents, (ii) subdivides outstanding shares of common stock into a larger number of shares, (iii) combines (including by way of a reverse stock split) outstanding shares of common stock into a smaller number of shares or (iv) issues, in the event of a reclassification of shares of the common stock, any shares of capital stock of the Company, then the conversion price shall be adjusted by multiplying the conversion price by a fraction of which the numerator shall be the number of shares of common stock (excluding any treasury shares of the Company) outstanding immediately before such event, and of which the denominator shall be the number of shares of common stock outstanding immediately after such event. As long as at least 33% of the aggregate principal amount of the notes issued remains outstanding, the Company shall not, and shall not permit any of its subsidiaries to, directly or indirectly: a) amend its charter documents, including, without limitation, its certificate of incorporation and bylaws, in any manner that materially and adversely affects any rights of the holders; b) pay cash dividends or distributions on any equity securities of the Company; c) enter into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the SEC, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company (even if less than a quorum otherwise required for board approval); or d) enter into any agreement with respect to any of the foregoing. As a result of these exchange agreements, as of December 31, 2015, the Company has not recorded any of the default provisions for all but $300,000 in principal of these notes. The aggregate gross proceeds received in connection with these notes through September 30, 2016 and December 31, 2015 was $9,297,529 and $6,145,000, respectively.

The Company determined that there was a beneficial conversion feature on the voluntary conversion feature in the amount of $36,670 at the dates of issuances on certain of these notes issued through September 30, 2016. Under the mandatory conversion feature, all of the unamortized discount remaining at the date of conversion shall be recognized immediately at that date as interest expense.

The Company accounted for the warrant feature of the notes based upon the fair value of the warrants on the date of issuance. The effect of the warrant modifications is reflected in the fair value adjustment at September 30, 2016 noted below. The Company recorded a warrant liability related to the warrants at September 30, 2016 and December 31, 2015 of $1,719,502 and $1,205,687, respectively, at the dates of issuance. The warrant liability was adjusted to the fair value at September 30, 2016 of $3,214,973 by recording a fair value adjustment of $285,271 and $1,873,311, respectively, in the three and nine months ended September 30, 2016. The warrant liability was adjusted to the fair value at September 30, 2015 by recording a fair value adjustment of ($55,586) and ($38,641), respectively, in the three and nine months ended September 30, 2015.

For the three months ended September 30, 2016 and 2015, the Company recorded $724,246 and $516,198, respectively, of interest expense related to the original issue discount and warrant features of these notes. For the three months ended September 30, 2016 and 2015, $413,462 and $245,065, respectively, of these amounts were accreted interest expense related to the original issue discount feature of the notes that also increased the outstanding balance of the convertible debt by the same amount. For the three months ended September 30, 2016 and 2015, $310,784 and $271,133, respectively, of these amounts was amortization of the debt discount related to the warrant features of the convertible debt.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

For the nine months ended September 30, 2016 and 2015, the Company recorded $1,820,603 and $917,588, respectively, of interest expense related to the original issue discount and warrant features of these notes. For the nine months ended September 30, 2016 and 2015, $1,054,374 and $435,837, respectively, of these amounts were accreted interest expense related to the original issue discount feature of the notes that also increased the outstanding balance of the convertible debt by the same amount. For the nine months ended September 30, 2016 and 2015, $766,230 and $481,752, respectively, of these amounts were amortization of the debt discount related to the warrant features of the convertible debt.

Convertible Debt consisted of:

	September 30,	December 31,
	2016	2015
Convertible Debt	$9,297,529	$6,145,000
Accreted Interest	751,531	659,508
Debt Discount - Warrants	(117,199)	(362,136)
	$9,931,861	$6,442,372

Note 11 - Equity

On July 13, 2016, the Company amended its Certificate of Incorporation to increase the authorized shares of its common stock, $0.0001 par value, to 100,000,000 shares from 9,000,000 shares and increase the authorized shares of its preferred stock, $0.0001 par value, to 10,000,000 shares from 1,000,000 shares.
Common Stock
At September 30, 2016 and December 31, 2015, the Company had issued and outstanding 6,028,928 and 4,296,979 shares, respectively, of its common stock.

Voting
Each holder of common stock has one vote for each share held.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. The 2014 Plan permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights to the Company’s officers, employees, directors, consultants and advisers. The maximum number of shares of common stock that may be issued pursuant to awards under the 2014 Plan is ten percent (10%) of the issued and outstanding shares of the Company’s common stock on an “as converted” basis on a rolling basis. The “as converted” shares include all shares of the Company’s common stock and all shares of the Company’s common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but do not include any shares of common stock issuable upon the exercise of options and other convertible securities issued pursuant to the Plan. During the nine months ended September 30, 2016 and 2015, the Company did not grant any stock options under the 2014 Plan.

Series A Convertible Preferred Stock
Pursuant to the SPA with the Protea Group, on June 13, 2014, the Company issued 100 shares of Series A Convertible Preferred Stock (“Series A”).

The terms of the Series A are described below:

Voting
The Series A holders are entitled to vote, together with the holders of common stock as one class, on all matters to which holders of common stock shall be entitled to vote, in the same manner and with the same effect as the common stock holders with the same number of votes per share that equals the number of shares of common stock into which the Series A  is convertible at the time of such vote.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Dividends
The holders of the Series A shall be entitled to receive dividends, when, as, and if declared by the board of directors, ratably with any declaration or payment of any dividend on common stock. To date there have been no dividends declared or paid by the board of directors.

Liquidation
The holders of the Series A shall be entitled to receive, before and in preference to, any distribution of any assets of the Company to the holders of common stock, an amount equal to $0.0001 per share, plus any declared but unpaid dividends. The liquidation preference as of September 30, 2016 and December 31, 2015 approximates par value.

Conversion
The Series A is convertible into 33% of the issued and outstanding shares of common stock on a fully diluted basis, assuming the conversion, exercise, or exchange for shares of common stock of all convertible securities issued and outstanding immediately prior to such conversion, including the Series A, all outstanding warrants and options, and all outstanding convertible debt, notes, debentures, or any other securities which are convertible, exercisable, or exchangeable for shares of common stock. The Series A is convertible at the holder’s option any time commencing on the one-year anniversary of the initial issuance date. The Series A is subject to mandatory conversion at any time commencing on the one-year anniversary of the initial issuance date upon the vote or written consent by the holders of a majority of the Series A then outstanding or upon the occurrence of certain triggering events including a public offering coupled with an equity-linked financing with an offering price that values the Company prior to consummation of such financing at not less than $12,000,000 and the aggregate gross proceeds to the Company (before deduction of underwriting discounts and registration expenses) are not less than $6,000,000. On November 11, 2015, the Company and the Protea Group agreed that the Series A would be convertible into 2,439,365 shares of common stock. As of September 30, 2016, all Series A has been converted into common stock.

During the nine months ended September 30, 2016, Protea Group converted 71 shares of Series A into 1,731,949 shares of common stock. During the year ended December 31, 2015, Protea Group converted 29 shares of Series A into 707,416 shares of commons stock.

Beneficial Conversion
The Series A was recorded at fair value when issued under purchase accounting for the purchase of the Company’s French subsidiary. As such, there was no intrinsic value that would result in a beneficial conversion feature at date of issuance. The Series A was voluntarily converted and there was no associated beneficial conversion.

Note 12 - Warrants

Stock warrant transactions for the nine months ended September 30, 2015 and 2016 were as follows:
		Exercise	Weighted
	Warrants	Price Per Share	Average Exercise Price

Warrants issued and exercisable at January 1, 2015	68,400	$7.37	$7.37

Granted during the period	588,602	$7.37	$7.37
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants issued and exercisable at September 30, 2015	657,002	$7.37	$7.37

Warrants issued and exercisable at January 1, 2016	662,474	$7.37	$7.37

Granted during the period	430,326	$5.58	$5.58
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants issued and exercisable at September 30, 2016	1,092,800	$5.58 - $7.37	$5.78

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

		Weighted Average
	Number of Shares	Remaining Contract	Weighted Average
Exercise Price	Under Warrants	Life in Years	Exercise Price
$5.58	968,221	4.61	$5.58
$7.37	124,579	4.15	$7.37

Total warrants	1,092,800	4.55	$5.78

Pursuant to the terms of exchange agreements executed on March 31, 2016 with certain holders of the Company’s original issue discounted convertible notes, the associated warrants had their exercise price adjusted to $5.58 per share with no other adjustments made to the warrants, see Note 10 above.

During the nine months ended September 30, 2016, 41,118 immediately vesting warrants were issued to placement agents in connection with the placement of original issue discounted convertible notes with a value of $55,097, using the same valuation used to value the warrants issued in connection with the original issue discounted convertible notes, see Note 10 above. This amount was included in G&A expenses.

During the nine months ended September 30, 2015, 101,140 immediately vesting warrants were issued to placement agents in connection with the placement of original issue discounted convertible notes with a value of $216,441, using the same valuation used to value the warrants issued in connection with the original issue discounted convertible notes, see Note 10 above. This amount was included in G&A expenses.

Note 13 - Interest Expense

During the three months ended September 30, 2016 and 2015, the Company incurred $724,867 and $520,551, respectively, of interest expense. During the three months ended September 30, 2016 and 2015, $724,246 and $516,198, respectively, of this amount was in connection with the original issue discounted convertible notes issued by the Company in the form of accretion of original issue debt discount and amortization of the debt discount related to the warrants. During the three months ended September 30, 2016 and 2015, the Company also incurred $621 and $4,353, respectively, of interest expense in connection with the promissory notes issued by the Company.

During the nine months ended September 30, 2016 and 2015, the Company incurred $1,826,610 and $942,672, respectively, of interest expense. During the nine months ended September 30, 2016 and 2015, $1,820,603 and $917,588, respectively, of this amount was in connection with the original issue discounted convertible notes issued by the Company in the form of accretion of original issue debt discount and amortization of the debt discount related to the warrants. During the nine months ended September 30, 2016 and 2015, the Company also incurred $6,007 and $25,084, respectively, of interest expense in connection with the promissory notes issued by the Company.

Note 14 - Agreements

Mayoly Agreement
On March 22, 2010, the Company's predecessor (the “Predecessor”) entered into a joint research and development agreement (the “2010 Agreement”) with Laboratoires Mayoly Spindler SAS (“Mayoly”) with no consideration exchanged, pursuant to which Mayoly sublicensed certain of its exclusive rights to a genetically engineered yeast strain cell line on which MS1819 is based that derive from a Usage and Cross-Licensing Agreement dated February 2, 2006 (the “INRA Agreement”) between Mayoly and INRA TRANSFERT, a subsidiary of the National Institute for Agricultural Research (“INRA”) in charge of patent management acting for and on behalf of the National Centre of Scientific Research (“CNRS”) and INRA.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Effective January 1, 2014, the Predecessor entered into an amended and restated joint research and development agreement with Mayoly (the “Mayoly Agreement”) with no consideration exchanged, pursuant to which the Predecessor acquired the exclusive right, with the right to sublicense, to commercialize human pharmaceuticals based on the MS1819 lipase within the following territories: U.S. and Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel. Rights to the following territories are held jointly with Mayoly: Brazil, Italy, Portugal, Spain, China and Japan. The Mayoly Agreement requires the Predecessor to pay 70% of all development costs and requires each of the parties to use reasonable efforts to:

●
devote sufficient personnel and facilities required for the performance of its assigned tasks;
●
make available appropriately qualified personnel to supervise, analyze and report on the results obtained in the furtherance of the development program; and
●
deploy such scientific, technical, financial and other resources as is necessary to conduct the development program.

During the three months ended September 30, 2016 and 2015, the Company was reimbursed $365,697 and $119,844, respectively, from Mayoly under this agreement. During the nine months ended September 30, 2016 and 2015, the Company was reimbursed $594,356 and $386,412, respectively, from Mayoly under this agreement.

The Agreement grants the Predecessor the right to cure any breach by Mayoly of its obligations under the INRA agreement. In connection with the Acquisition, the Predecessor, with the consent of INRA and CNRS, assigned all of its rights, title and interest in and to the 2014 Agreement to the AzurRx Europe SAS.

The Agreement includes a €1,000,000 payment due to Mayoly upon the U.S. FDA approval of MS1819.

INRA Agreement
In February 2006, Mayoly and INRA TRANSFERT, on behalf of INRA and CNRS, entered into a Usage and Cross-Licensing Agreement granting Mayoly exclusive worldwide rights to exploit Yarrowia lipolytica and other lipase proteins based on their patents for use in humans. The INRA Agreement provides for the payment by Mayoly of royalties on net sales, subject to Mayoly’s right to terminate such obligation upon the payment of a lump sum specified in the agreement.

Employment Agreement
On January 3, 2016, the Company entered into an employment agreement with its President and Chief Executive Officer, Johan Spoor. The employment agreement provides for a term expiring January 2, 2019. Either party may terminate Mr. Spoor’s employment at any time and for any reason, or for no reason. During the term and for a period of twelve (12) months thereafter, Mr. Spoor shall not engage in competition with the Company either directly or indirectly, in any manner or capacity.

The Company will pay Mr. Spoor a base salary of $350,000 per year, which shall automatically increase to $425,000 upon (i) consummation of the IPO which results in the listing of the Company’s common stock on The NASDAQ Stock Market or NYSE MKT (which occurred on October 11, 2016), or (ii) consummation of a merger or consolidation of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company, or the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting shares of the Company is disposed of or conveyed, and in each such case the Company becomes a public reporting company which results in the listing of the Company’s shares (or shares of the Company’s parent company) on The NASDAQ Stock Market or NYSE MKT (the “Public Event”) (which occurred on October 11, 2016). At the sole discretion of the board of directors or the compensation committee of the board, following each calendar year of employment, Mr. Spoor shall be eligible to receive an additional cash bonus based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the board of directors or the compensation committee.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

In addition, Mr. Spoor shall be issued 100,000 shares of restricted common stock, which vest as follows: (i) 50,000 restricted shares upon the first commercial sale in the United States of MS1819, and (ii) 50,000 restricted shares upon the total market capitalization of the Company exceeding $1 billion dollars for 20 consecutive trading days, in each case subject to the earlier determination of a majority of the board of directors. In the event of a Change of Control (as defined in the agreement), all of the restricted shares shall vest in full. The estimated fair value at the date of grant was $216,000.

Mr. Spoor shall also be issued 380,000 10-year stock options pursuant to the 2014 Plan, which options shall vest as follows so long as Mr. Spoor is serving as Chief Executive Officer or President at such time: (i) 100,000 of such stock options shall vest upon consummation of the IPO, (ii) 50,000 of such stock options shall vest upon the Company initiating a Phase II clinical trial in the United States for MS1819 (i.e., upon the first individual enrolled in the trial), (iii) 50,000 of such stock options shall vest upon the Company completing a Phase II clinical trial in the United States for MS1819, (iv) 100,000 of such stock options shall vest upon the Company initiating a Phase III clinical trial in the United States for MS1819, (v) 50,000 of such stock options shall vest upon the Company initiating a Phase I clinical trial in the United States for any product other than MS1819, and (vi) 30,000 of such stock options shall vest upon the determination of a majority of the board of directors.

On June 8, 2016, the board of directors clarified Mr. Spoor’s agreement as follows: the 380,000 options described have neither been granted nor priced since certain key provisions, particularly the underlying exercise price, have not been determined. The options will be granted at a future date to be determined by the board of directors, and the options will be priced at that future date when they are granted. As of September 30, 2016, no options have been granted.

If the Company terminates Mr. Spoor’s employment other than for cause, or he terminates for good reason, as both terms are defined in the agreement, the Company will pay him twelve (12) months of his base salary as severance. If the Company terminates Mr. Spoor’s employment other than for cause, or he terminates for good reason, in connection with a Change of Control, the Company will pay him eighteen (18) months of his base salary in lump sum as severance.

Note 15 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At September 30, 2016 and December 31, 2015, the Company had gross deferred tax assets of approximately $3,801,000 and $2,412,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $3,801,000 and $2,412,000, respectively, has been established at September 30, 2016 and December 31, 2015.

The significant components of the Company’s net deferred tax assets (liabilities) consisted of:

	September 30,	December 31,
	2016	2015
Gross deferred tax assets:
Net operating loss carry-forwards	$3,801,000	$2,412,000
Deferred tax asset valuation allowance	(3,801,000)	(2,412,000)
Net deferred tax asset	$-	$-

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	September 30,	December 31,
	2016	2015
Income taxes benefit (expense) at statutory rate	34%	34%
State income tax, net of federal benefit	11%	11%
Change in valuation allowance	(45%)	(45%)
	0%	0%

At September 30, 2016, the Company has gross net operating loss carry-forwards for U.S. federal and state income tax purposes of approximately $8,391,000 and $8,388,000, respectively, which expire in the year 2036. The net increase in the valuation allowance for the nine months ended September 30, 2016 was approximately $1,389,000.

At December 31, 2015, the Company had gross net operating loss carry-forwards for U.S. federal and state income tax purposes of approximately $5,325,000 and $5,322,000, respectively, which expire in the year 2035. The net increase in the valuation allowance for the year ended December 31, 2015 was approximately $1,767,000.

The Company has a French subsidiary whose operations are not taxed in the United States and this is not considered in the tax provision. At December 31, 2015, the Company has approximately $5,052,000 in net operating losses which it can carryforward indefinitely to offset against future French income.

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2016 and December 31, 2015, the Company had taken no uncertain tax positions that would require disclosure under ASC 740.

Note 16 - Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

For the three and nine months ended September 30, 2016, diluted net loss per share did not include the effect of 1,092,800 shares of common stock issuable upon the exercise of outstanding warrants and 2,160,239 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2015, diluted net loss per share did not include the effect of 661,562 shares of common stock issuable upon the exercise of outstanding warrants; 1,118,973 shares of common stock issuable upon the conversion of promissory notes and convertible debt; and 2,439,365 shares of common stock issuable upon the conversion of the Series A, as their effect would be anti-dilutive.

Note 17 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan M. Spoor, the Company’s current chief executive officer and president, as a consultant for business strategy, financial modeling, and fundraising. Expense recorded in general and administrative expense in the accompanying statements of operations related to JIST for the three months ended September 30, 2016 and 2015 was $0 and $123,500, respectively. Expense recorded in general and administrative expense in the accompanying statements of operations related to JIST for the nine months ended September 30, 2016 and 2015 was $0 and $345,800, respectively. Included in accounts payable at September 30, 2016 and December 31, 2015 is $508,300 and $508,300, respectively, for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement and reimbursement of related travel expenses.

AzurRx BioPharma, Inc.
Notes to Unadudited Consolidated Financial Statements

During the year ended December 31, 2015, the Company's former President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Expense recorded in general and administrative expense in the accompanying statements of operations related to RHMS for the three months ended September 30, 2016 and 2015 was $0 and $0, respectively. Expense recorded in general and administrative expense in the accompanying statements of operations related to RHMS for the nine months ended September 30, 2016 and 2015 was $0 and $27,750, respectively. Included in accounts payable at September 30, 2015 and December 31, 2015 is $38,453 for RHMS for Ms. Rigby-Hutton’s services. Ms. Rigby-Hutton received no other compensation from the Company other than reimbursement of related travel expenses. Ms. Rigby-Hutton resigned from the Company effective April 20, 2015.

On August 31, 2014, January 31, 2015, February 28, 2015 and May 31, 2015, the Company issued promissory notes to Matthew Balk and his affiliates in the aggregate principal amount of $236,000. These notes have been repaid in full as to $50,000 on November 11, 2014, $111,000 on April 3, 2015, and $75,000 on August 7, 2015. Mr. Balk holds voting and dispositive power over the shares held by Pelican Partners LLC, which owns 30%, 47%, and 64%, respectively, of the outstanding common stock of the Company as of September 30, 2016 and December 31, 2015 and 2014.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of the board of directors and the chairman of the Company’s audit committee, as a financial consultant. Expense recorded in general and administrative expense in the accompanying statements of operations related to Mr. Borkowski for the three and nine months ended September 30, 2016 and 2015 was $0 and $0, respectively. Included in accounts payable at September 30, 2016 and December 31, 2015 is $90,000 for Mr. Borkowski’s services. Mr. Borkowski received no other compensation from the Company other than reimbursement of related travel expenses. On October 14, 2014 and March 12, 2015, the Company issued original issue discounted convertible notes to Mr. Borkowski, in the aggregate principal amount of $300,000. The notes will automatically convert into shares of the Company’s common stock upon the consummation of the IPO at a conversion price equal to the principal amount divided by the lesser of $6.45 per share or the per share price of the Company’s common stock in the IPO, multiplied by 80%. Mr. Borkowski has signed an exchange agreement related to these notes as detailed in Note 10 above.

In July 2016, the Company issued 45,000 shares of restricted stock to Mr. Borkowski and 30,000 shares of restricted stock to each of Messrs. Shenouda and Riddell, members of the Company's board of directors. The shares of restricted stock vest as follows: (i) 50% upon the first commercial sale in the United States of MS1819, and (ii) 50% upon the Company's total market capitalization exceeding $1 billion dollars for 20 consecutive trading days.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our,” “the Company” and “AzurRx” refer to AzurRx BioPharma, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 13, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2016, we had sustained cumulative losses attributable to common stockholders of approximately $17,256,000. At September 30, 2016, we had cash of approximately $128,502.

We have funded our operations to date primarily through the issuance of debt and convertible debt securities. We have funded our working capital requirements with the proceeds of short-term 8% convertible promissory notes and original issue discounted convertible notes (the “OID Notes”).

Through September 30, 2016, we had received aggregate gross proceeds of $896,000 from the issuance of convertible promissory notes, $761,000 of which had been repaid, and $135,000 that was converted into OID Notes on July 22, 2016. Payment of $33,790 of accrued interest on the $761,000 principal amount of convertible promissory notes repaid was made through the issuance of an aggregate of 5,242 shares of common stock.

Through September 30, 2016, we have received aggregate gross proceeds of $9,297,529 from the issuance of $10,128,836 principal amount of OID Notes.

On October 14, 2016, we completed the IPO of 960,000 shares of common stock at an initial public offering price of $5.50 per share and received gross proceeds of $5,280,000. We incurred total expenses of approximately $1,774,000 in connection with the IPO, resulting in net offering proceeds of $3,506,000.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities.

We are focused on expanding our product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Net cash used in operating activities for the nine months ended September 30, 2016 was $2,517,950, which primarily reflected our net loss of $8,960,139 plus non-cash depreciation and amortization expense of $555,421, non-cash fair value adjustment of the warrants liability of $1,873,311, non-cash fair value adjustment of the contingent consideration of $900,000, non-cash warrant expense of $55,097, non-cash accreted interest on OID Notes and debt discount - warrants of $1,820,604, a decrease in other receivables of $908,667 due to the collection of the French R&D tax credit and the settling of amounts owed from an investor in the OID Notes, and an increase in accounts payable and accrued expenses of $960,863 due to our cash position, offset by an increase in prepaid expenses of $628,256 consisting primarily of finance and legal costs associated with the IPO. Net cash used in operating activities for the nine months ended September 30, 2015 was $3,453,098, which primarily reflected our net loss of $5,264,028 plus non-cash depreciation and amortization expense of $550,338, non-cash warrant expense of $216,441, non-cash accreted interest on OID Notes and debt discount - warrants of $917,589, an increase in accounts payable and accrued expenses of $60,058 due to our cash position, an increase in other receivables of $290,472 due to amounts due from our research partners offset by an increase in prepaid expenses of $203,511 consisting primarily of finance and legal costs associated with the IPO.

Net cash used in investing activities for the nine months ended September 30, 2016 was $13,140 which consisted of the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2015 was $19,896, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $2,094,000, which consisted of the gross proceeds in connection with the issuance of the OID Notes. Net cash provided by financing activities for the nine months ended September 30, 2015 was $4,989,000, which consisted of the issuance of convertible promissory notes of $445,000 and the gross proceeds in connection with the issuance of the OID Notes of $5,345,000 offset by the repayment of promissory notes of $801,000.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

R&D expenses were $744,309 and $363,996, respectively, for the three months ended September 30, 2016 and 2015, an increase of $380,313. R&D expenses were $2,270,546 and $1,734,484, respectively, for the nine months ended September 30, 2016 and 2015, an increase of $536,062. The increase in R&D is primarily due to costs associated with manufacturing additional batches of MS1819. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

G&A expenses were $543,721 and $1,044,968, respectively, for the three months ended September 30, 2016 and 2015, a decrease of $501,247. G&A expenses were $2,089,672 and $2,625,513, respectively, for the nine months ended September 30, 2016 and 2015, a decrease of $535,841. The decrease was due primarily to a decrease in consulting fees. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

Fair value adjustment of our contingent consideration increased $900,000 for the three and nine months ended September 30, 2016 due primarily to lower risk of achieving sales projections as demonstrated by a decrease in the weighted average cost of capital relative to the prior valuation. No such fair value adjustment of our consideration was recorded in the three and nine months ended September 30, 2015.

Interest expense was $724,867 and $520,551, respectively, for the three months ended September 30, 2016 and 2015, an increase of $204,316. Interest expense was $1,826,610 and $942,672, respectively, for the nine months ended September 30, 2016 and 2015, an increase of $883,938. The increase is due to the higher level of outstanding OID Notes. Fair value adjustment of our warrants was ($285,271) and $55,586, respectively, for the three months ended September 30, 2016 and 2015, an increase of $340,857. Fair value adjustment of our warrants was ($1,873,311) and $38,641, respectively, for the nine months ended September 30, 2016 and 2015, an increase of $1,911,952. The increase was due to the higher amount of outstanding OID Notes as well as the warrants having a greater value at September 30, 2016 than at September 30, 2015.

Net loss was $3,198,168 and $1,873,929, respectively, for the three months ended September 30, 2016 and 2015. Net loss was $8,960,139 and $5,264,028, respectively, for the nine months ended September 30, 2016 and 2015. The higher net loss for the three and nine months ended September 30, 2016 compared to the same period in 2015 is due to the higher expenses noted above.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive and financial officer has concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 13, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Our IPO was effected through a Registration Statement on Form S-1, as amended (Registration No. 333-212511), that was declared effective by the SEC on October 11, 2016 and completed on October 14, 2016, which registered 960,000 shares of our common stock at an offering price of $5.50 per share. We received gross proceeds of $5,280,000. The IPO was underwritten and co-managed by WallachBeth Capital, LLC and Network 1 Financial Securities, Inc., as representatives of the several underwriters. We paid to the underwriters underwriting commissions and a non-accountable expense allowance totaling $580,800. In addition, we incurred expenses of approximately $1,193,000, which when added to the underwriting commissions and non-accountable expense allowance paid by us, amount to total expenses of approximately $1,774,000. Thus, the net offering proceeds to us, after deducting underwriting commissions, non-accountable expense allowance and offering expenses payable by us, were approximately $3,506,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have placed the unused proceeds from the IPO in a non-interest bearing checking account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(b)	Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive and Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZURRX BIOPHARMA, INC.

Date: November 23, 2016	By:	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor President and Chief Executive Officer (Principal Executive and Financial Officer)