Form 10-Q
period 2017-03-31
AzurRx BioPharma, Inc.
filed 2017-05-15
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of May 12, 2017, there were 9,631,088 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I

FINANCIAL INFORMATION

ITEM  1.   CONSOLIDATED FINANCIAL STATEMENTS

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016 included in our Annual Report filed on Form 10-K.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	03/31/17	12/31/16
ASSETS
Current Assets:
Cash	$531,931	$1,773,525
Other receivables	1,010,963	961,038
Prepaid expenses	207,162	229,411
Total Current Assets	1,750,056	2,963,974

Property, equipment, and leasehold improvements, net	141,358	151,622

Other Assets:
In process research & development, net	298,501	301,531
License agreements, net	1,401,632	1,534,487
Goodwill	1,797,292	1,767,550
Deposits	34,901	34,678
Total Other Assets	3,532,326	3,638,246
Total Assets	$5,423,740	$6,753,842

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,696,747	$1,471,280
Accounts payable and accrued expenses - related party	870,931	707,181
Notes payable	77,855	155,187
Interest payable	7,192	7,192
Total Current Liabilities	2,652,725	2,340,840

Contingent consideration	1,300,000	1,200,000
Total Liabilities	3,952,725	3,540,840

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares outstanding at March 31, 2017 and December 31, 2016; liquidation preference approximates par value at March 31, 2017 and December 31, 2016	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized and 9,631,088 shares outstanding at March 31, 2017 and December 31, 2016	963	963
Additional paid in capital	28,566,653	27,560,960
Accumulated deficit	(25,696,412)	(22,887,046)
Accumulated other comprehensive loss	(1,400,189)	(1,461,875)
Total Stockholders' Equity	1,471,015	3,213,002
Total Liabilities and Stockholders' Equity	$5,423,740	$6,753,842

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	3 Months	3 Months
	Ended	Ended
	03/31/17	03/31/16

Research and development expenses	$534,137	$685,575
General & administrative expenses	2,174,355	661,641
Fair value adjustment, contingent consideration	100,000	-

Loss from operations	(2,808,492)	(1,347,216)

Other:
Interest expense	(874)	(713,680)
Fair value adjustment, warrants	-	69,576
Total other	(874)	(644,104)

Loss before income taxes	(2,809,366)	(1,991,320)

Income taxes	-	-

Net loss	(2,809,366)	(1,991,320)

Other comprehensive loss:
Foreign currency translation adjustment	61,686	194,596
Total comprehensive loss	$(2,747,680)	$(1,796,724)

Basic and diluted weighted average shares outstanding	9,631,088	4,725,879

Loss per share - basic and diluted	$(0.29)	$(0.42)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity (unaudited)

							Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2016	71	$3,479,000	4,296,979	$430	$2,532,188	$(8,295,384)	$(1,346,064)	$(3,629,830)

Preferred stock converted into common stock	(35)	(1,715,000)	853,778	85	1,714,915			-
Warrants issued to investment bankers					7,048			7,048
Foreign currency translation adjustment							194,596	194,596
Net loss						(1,991,320)		(1,991,320)
Balance, March 31, 2016	36	$1,764,000	5,150,757	$515	$4,254,151	$(10,286,705)	$(1,151,468)	$(5,419,507)

Balance, January 1, 2017	-	$-	9,631,088	$963	$27,560,960	$(22,887,046)	$(1,461,875)	$3,213,002

Stock-based compensation					522,315			522,315
Restricted stock granted to consultants					81,060			81,060
Warrants issued to consultants					402,318			402,318
Foreign currency translation adjustment							61,686	61,686
Net loss						(2,809,366)		(2,809,366)
Balance, March 31, 2017	-	$-	9,631,088	$963	$28,566,653	$(25,696,412)	$(1,400,189)	$1,471,015
See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)
	3 Months	3 Months
	Ended	Ended
	03/31/17	03/31/16
Cash flows from operating activities:
Net loss	$(2,809,366)	$(1,991,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,597	10,845
Amortization	166,188	171,997
Fair value adjustment, warrants	-	(69,576)
Fair value adjustment, contingent consideration	100,000	-
Stock-based compensation	522,315	-
Restricted stock granted to consultants	81,060	-
Warrants issued to consultants	402,318	7,048
Accreted interest on convertible debt	-	348,610
Accreted interest on debt discount - warrants	-	362,378
Changes in assets and liabilities:
Other receivables	(32,260)	45,859
Prepaid expenses	22,380	(36,353)
Accounts payable and accrued expenses	371,338	511,274
Interest payable	-	2,692
Net cash used in operating activities	(1,165,430)	(636,546)

Cash flows from investing activities:
Purchase of property and equipment	(585)	(936)
Net cash used in investing activities	(585)	(936)

Cash flows from financing activities:
Repayments of notes payable	(77,332)	-
Issuances of convertible debt	-	225,000
Net cash (used in) provided by financing activities	(77,332)	225,000

Decrease in cash	(1,243,347)	(412,482)

Effect of exchange rate changes on cash	1,753	(150)

Cash, beginning balance	1,773,525	581,668

Cash, ending balance	$531,931	$169,036

Supplemental disclosures of cash flow information:
Cash paid for interest	$874	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of preferred shares into common shares by Protea	$-	$1,715,000
See accompanying notes to consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - The Company, Basis of Presentation, and Recent Accounting Pronouncements

The Company

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company. AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS, are collectively referred to as the “Company.”

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our 2016 Annual Report Form 10-K.

The unaudited interim consolidated financial statements include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS (collectively, the “Company”). Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had a working capital deficiency at March 31, 2017 of approximately $903,000 and had an accumulated deficit of approximately $25,696,000. The Company believes that its cash on hand will sustain its operations until September 2017. The Company is dependent on obtaining, and continues to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. Without adequate funding, the Company may not be able to meet its obligations. Management believes these conditions raise substantial doubt about its ability to continue as a going concern through May 2018. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Notes to Unaudited Consolidated Financial Statements

Use of Estimates
The accompanying unaudited interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements (including goodwill, intangible assets and contingent consideration), and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At March 31, 3017 and December 31, 2016, the Company had approximately $87,000 and $1,279,000, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the subsequent measurement of goodwill impairment. The new guidance eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by reducing the goodwill balance by the difference between the carrying value and the reporting unit’s fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued an Accounting Standards Update (“ASU”) which simplifies several aspects of the accounting for share based payments, including the income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and deficiencies will be recognized as income tax expense or benefit in the income statement. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively, and entities can elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. The adoption of this pronouncement does not have a material impact on the Company’s unaudited interim consolidated financial statements. The Company has recorded a valuation allowance to offset the benefit of its gross net operating loss carryforwards and therefore has no tax provision.

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on its unaudited interim consolidated financial statements. The Company would have to capitalize its operating leases on its balance sheet.

Notes to Unaudited Consolidated Financial Statements

In November 2015, the FASB issued an ASU that requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. In addition, this guidance can be applied either prospectively or retrospectively to all periods presented. This currently has no impact on the Company’s unaudited interim consolidated financial statements as the Company’s deferred tax assets have a full valuation allowance.

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016. The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard will have no impact on its consolidated financial statements until such time as revenues are generated. When revenues are generated, the Company will evaluate the standard to determine the impact of its adoption on its unaudited interim consolidated financial statements.

Note 2 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

At March 31, 2017 and December 31, 2016, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 6.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At March 31, 2017:
Contingent Consideration	$1,300,000	$-	$-	$1,300,000

At December 31, 2016:
Contingent Consideration	$1,200,000	$-	$-	$1,200,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:
Contingent
Consideration
Balance at December 31, 2016	$1,200,000
Change in fair value	100,000
Balance at March 31, 2017	$1,300,000

Notes to Unaudited Consolidated Financial Statements

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at March 31, 2017 and December 31, 2016 included projected net sales over a period of patent exclusivity (8 years), discounted by the Company’s weighted average cost of capital (33.0% and 30.2%, respectively), the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, asset volatility (73% and 71%, respectively), that replaces the equity volatility in the traditional BSM, risk-free rates (ranging from 1.3% to 2.3% and 1.6% to 2.4%, respectively), and an option-adjusted spread (1.2% and 1.3%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the Company's other receivables and notes payable are as follows:

	Carrying	Fair Value Measured at Reporting Date Using			Fair
	Amount	Level 1	Level 2	Level 3	Value
At March 31, 2017:
Other Receivables	$1,010,963	$-	$-	$1,010,963	$1,010,963
Notes Payable	$77,855	$-	$-	$77,855	$77,855

At December 31, 2016:
Other Receivables	$961,038	$-	$-	$961,038	$961,038
Notes Payable	$155,187	$-	$-	$155,187	$155,187

The fair value of Other Receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received within 9 months of year end and amounts due from collaboration partner Mayoly, see Note 14.

The fair value of Notes Payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities approximate fair value due to their short maturities.

Note 3 - Other Receivables

Other receivables consisted of the following:
	March 31,	December 31,
	2017	2016
Research & development tax credits	$771,065	$758,305
Other	239,898	202,733
	$1,010,963	$961,038

The research & development tax credits are refundable tax credits for research conducted in France. Other is primarily amounts due from collaboration partner Mayoly, see Note 15, and non-income tax related items from French government entities.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Property, Equipment, and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	March 31,	December 31,
	2017	2016
Laboratory Equipment	$165,611	$165,611
Computer Equipment	20,474	19,718
Office Equipment	28,830	29,006
Leasehold Improvements	29,163	29,163
	244,078	243,498
Less accumulated depreciation	(102,720)	(91,876)
	$141,358	$151,622

Depreciation expense for the three months ended March 31, 2017 and 2016 was $10,597 and $10,845, respectively. Depreciation expense is included in General and Administrative (“G&A”) expenses.

Note 5 - Intangible Assets and Goodwill

Intangible assets are as follows:
	March 31,	December 31,
	2017	2016
In Process research & development	$388,997	$382,560
Less accumulated amortization	(90,496)	(81,029)
	$298,501	$301,531

License agreements	$3,173,507	$3,120,991
Less accumulated amortization	(1,771,875)	(1,586,504)
	$1,401,632	$1,534,487

Amortization expense for the three months ended March 31, 2017 and 2016 was $166,188 and $171,997, respectively. Amortization expense is included in G&A expenses.

As of March 31, 2017, amortization expense is expected to be as follows for the next 5 years:

2017	$500,338
2018	667,118
2019	323,321
2020	32,416
2021	32,416

Goodwill is as follows:

Balance at December 31, 2016	$1,767,650
Foreign currency translation	29,642
Balance at March 31, 2017	$1,797,292

Notes to Unaudited Consolidated Financial Statements

Note 6 - Contingent Consideration

On June 13, 2014, the Company completed a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”). Pursuant to the SPA, the Company is obligated to pay Protea certain contingent consideration in U.S. dollars upon the satisfaction of certain events, including (a) a onetime milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a Business Product (as such term is defined in the SPA). (b) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000 and (c) ten percent (10%) of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe, see Note 2.

Note 7 - Accounts Payable

Accounts payable and accrued expenses consisted of the following:
	March 31,	December 31,
	2017	2016
Trade payables	$1,341,930	$1,072,358
Accrued expenses	98,750	73,750
Accrued payroll	256,067	325,172
	$1,696,747	$1,471,280

Note 8 – Notes Payable

On October 11, 2016, the Company entered into a 9-month financing agreement for its Directors and Officers Liability insurance in the amount of $232,000 that bears interest at an annual rate of 2.7%. Monthly payments including principal and interest are $26,069 per month. Notes Payable at March 31, 2017 and December 31, 2016 was $77,855 and $155,487, respectively.

Note 9 - Original Issue Discounted Convertible Notes and Warrants

On March 31, 2016, the Company issued original issue discounted convertible notes at 92% of the principal amount of the notes due on November 4, 2016 with a conversion price of $4.65 per share, issued 39,446 new warrants with a strike price of $5.58 per share, and adjusted the strike price to $5.58 share on 528,046 warrants. On the IPO Date, these notes converted into 2,642,160 shares of common stock.

The Company accounted for the warrant feature of the notes by recording a warrant liability based upon the fair value of the warrants on the dates of issuance. The warrant liability was adjusted to the fair value at March 31, 2016 by recording a fair value adjustment of $69,576.

There were no original issues discounted convertible notes outstanding at December 31, 2016.

Note 10 - Equity

Common Stock
At March 31, 2017 and December 31, 2016, the Company had issued and outstanding 9,631,088 shares of its common stock.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three months ended March 31, 2017 and 2016, the Company granted 190,000 and 0, respectively, of stock options under the 2014 Plan, see Note 12.

Notes to Unaudited Consolidated Financial Statements

Series A Convertible Preferred Stock
At March 31, 2017 and December 31, 2016, there were no Series A outstanding and all terms of the Series A are still in effect.

Restricted Stock
During the three months ended March 31, 2017 and 2016, there were 21,000 shares and 0 shares, respectively, of restricted stock granted but not yet issued with a value of $81,060 and $0, respectively.

Note 11 – Warrants

Stock warrant transactions for the three months ended March 31, 2017 and 2016 were as follows:

		Exercise Price Per	Weighted Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2016	662,474	$7.37	$7.37

Granted during the period	44,705	$5.58	$5.58
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at March 31, 2016	707,179	$5.58 - 7.37	$5.84

Warrants outstanding and exercisable at January 1, 2017	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	200,000	$5.50 - $6.50	$6.25
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at March 31, 2017	2,058,340	$4.76 - $7.37	$5.72

		Weighted Average
	Number of Shares	Remaining Contract	Weighted Average
Exercise Price	Under Warrants	Life in Years	Exercise Price
$4.76	32,376	3.40
$5.50	767,540	4.56
$5.58	959,101	4.12
$6.50	150,000	4.47
$6.60	48,000	4.54
$7.37	101,323	3.69
Total warrants	2,058,340	4.29	$5.72

During the three months ended March 31, 2017, 200,000 warrants were issued to consultants. 166,667 of these warrants vested in the three months ended March 31, 2017 with a value of $402,318. This amount was included in G&A expenses. The remaining 33,333 of these warrants will vest in the 2nd quarter of 2017. During the three months ended March 31, 2016, 5,260 warrants were issued to consultants that vested immediately with a value of $7,048. This amount was included in G&A expenses.

Notes to Unaudited Consolidated Financial Statements

The weighted average fair value of warrants granted to non-employees during the three months ended March 31, 2017 and 2016 were $2.47 and $1.34. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	March 31,	March 31,
	2017	2016
Expected life (in years)	5	5
Volatility	90%	118%
Risk-free interest rate	1.90% - 1.92%	1.28%
Dividend yield	- %	- %

The expected term of the warrants is based on the actual term of the warrants. Volatility is based on the historical volatility of several public entities that are similar to the Company. The Company bases volatility this way because it does not have sufficient historical transactions in its own shares on which to solely base expected volatility. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The Company has not historically declared any dividends and does not expect to in the future.

Note 12 – Stock-Based Compensation Plan

Under the 2014 Plan, the fair value of options granted is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the common stock price and the assumed risk-free interest rate. The Company recognizes stock-based compensation expense for only those shares expected to vest over the requisite service period of the award. No compensation cost is recorded for options that do not vest and the compensation cost from vested options, whether forfeited or not, is not reversed.

During the three months ended March 31, 2017, 190,000 stock options were granted with an exercise price of $4.48 and a life of 10 years. 135,000 of these options vested in the three months ended March 31, 2017. The weighted average fair value of stock options granted to employees during the three months ended March 31, 2017 was $3.87. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (in years)	10
Volatility	90%
Risk-free interest rate	2.48%
Dividend yield	—%

The expected term of the options is based on expected future employee exercise behavior. Volatility is based on the historical volatility of several public entities that are similar to the Company. The Company bases volatility this way because it does not have sufficient historical transactions in its own shares on which to solely base expected volatility. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The Company has not historically declared any dividends and does not expect to in the future.

During the three months ended March 31, 2016, no stock options were granted.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

Notes to Unaudited Consolidated Financial Statements

Stock option activity under the Plan is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	190,000	$4.48	9.85	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at March 31, 2017	190,000	$4.48	9.85	$-

Exercisable at March 31, 2017	135,000	$4.48	9.85	$-

568,109 options are available for future grant.

During the three months ending March 31, 2017, 135,000 options vested having a fair value of $522,315.

As of March 31, 2017, the Company had unrecognized stock-based compensation expense of $212,795 related to stock options that will be recognized over the average remaining vesting term of the options of 1.85 years.

Note 13 - Interest Expense

During the three months ended March 31, 2017 and 2016, the Company incurred $874 and $713,680, respectively, of interest expense. During the three months ended March 31, 2017 and 2016, $0 and $710,988, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of accretion of original issue debt discount and amortization of debt discount related to the warrants. During the three months ended March 31, 2017 and 2016, the Company incurred $0 and $2,693, respectively, of interest expense in connection with promissory notes issued by the Company. During the three months ended March 31, 2017 and 2016, the Company also incurred $874 and $0, respectively, of miscellaneous interest expense.

Note 14 – Agreements

Mayoly Agreement
During the three months ended March 31, 2017 and 2016, the Company was reimbursed $253,419 and $0, respectively, from Mayoly under the Mayoly Agreement.

The Mayoly Agreement includes a €1,000,000 payment due to Mayoly upon the U.S. FDA approval of MS1819. At this time, based on management’s assessment of ASC Topic 450, Contingencies, the Company has not recorded any contingent liability related to this payment.

Employment Agreement
On January 3, 2016, the Company entered into an employment agreement with its President and Chief Executive Officer, Johan Spoor. The employment agreement provides for a term expiring January 2, 2019. Mr. Spoor was granted 100,000 shares of restricted common stock.

Subject to any required consents from third parties, Mr. Spoor shall also be entitled to 380,000 10-year stock options pursuant to the 2014 Plan. As of March 31, 2017, 100,000 options have been granted.

Notes to Unaudited Consolidated Financial Statements

Note 15 – Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $34,027 and $30,555, respectively, in the three months ended March 31, 2017 and 2016.

Minimum future annual rental payments are as follows:

2017 (balance of the year)	$79,838
2018	$71,468
2019	$71,468
2020	$71,468
2021	$-

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At March 31, 2017 and December 31, 2016, the Company had no tax provision for both jurisdictions.

At March 31, 2017 and December 31, 2016, the Company had gross deferred tax assets of approximately $9,039,000 and $7,875,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $9,039,000 and $7,875,000, respectively, has been established at March 31, 2017 and December 31, 2016.

At March 31, 2017, the Company has gross net operating loss carry-forwards for U.S. federal and state income tax purposes of approximately $10,635,000 and $10,744,000, respectively, which expire in the years 2034 through 2037.

At March 31, 2017 and December 31, 2016, the Company has approximately $9,139,000 and $8,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At March 31, 2017 and 2016, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

Note 17 - Net Loss per Common Share

At March 31, 2017, diluted net loss per share did not include the effect of 2,058,340 shares of common stock issuable upon the exercise of outstanding warrants and 190,000 shares of common stock issuable upon the exercise of outstanding options, as their effect would be antidilutive during the periods prior to conversion.

At March 31, 2016, diluted net loss per share did not include the effect of 707,179 shares of common stock issuable upon the exercise of outstanding warrants. 1,715,063 shares of common stock issuable upon the conversion of promissory notes and convertible debt. and 878,171 shares of common stock issuable upon the conversion of the Series A, as their effect would be antidilutive.

Notes to Unaudited Consolidated Financial Statements

Note 18 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan M. Spoor, the Company’s current chief executive officer and president, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at both March 31, 2017 and December 31, 2016 is $508,300 for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both March 31, 2017 and December 31, 2016 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of the Board of Directors and the Company’s audit committee chair, as a financial consultant. Included in accounts payable at March 31, 2017 and December 31, 2016 is $90,000 for Mr. Borkowski’s services.

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

Starting on October 1, 2016, the Company has used the services of Maged Shenouda, a member of the Board of Directors, as a financial consultant. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the three months ended March 31, 2017 and 2016 was $30,000 and $0, respectively. Included in accounts payable at March 31, 2017 and December 31, 2016 is $100,000 and $70,000, respectively, for Mr. Shenouda’s services.

On February 3, 2017, the Board granted 30,000 options each to Board members Borkowksi, Shenouda, and Riddell with a total value of $348,210 of which $135,415 was earned and charged to expense in the three months ended March 31, 2017.

On February 3, 2017, the Board granted 100,000 immediately vesting options to Mr. Spoor with a value of $386,900 which was charged to expense in the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company accrued $7,500 each for Board members Borkowksi, Shenouda, and Riddell and $2,500 for new Board member Mr. Charles Casamento.

Note 19 - Subsequent Events

On April 11, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued to LPC a 12% Senior Secured Original Issue Discount Convertible Debenture in the principal amount of $1.0 million with an original issue discount of $120,000 (the “Debenture”). The principal and original issue discount of $1.12 million due under the terms of the Debenture are due on the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AzurRx Europe SAS (“AES”), of certain tax credits that the Company is expected to receive prior to November 10, 2017 (the “Tax Credit”) (the “Maturity Date”). The Company has the option to extend the Maturity Date to July 11, 2018, conditioned on the receipt of the Tax Credit by the Company or AES prior to November 10, 2017 (“Extension Option”).

The principal amount of the Debenture is convertible into shares of the Company’s common stock at LPC’s option, at a conversion price equal to $3.872 (“Conversion Price”). Provided certain conditions are satisfied, the Company may, at its option, force conversion of the Debentures for an amount equal to 100% of the principal amount of the Debenture.

Notes to Unaudited Consolidated Financial Statements

In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s Common Stock at an exercise price of $4.2592 per share (“Warrant”). In the event the Company exercises its Extension Option, the Company is obligated to issue an additional Warrant to LPC to purchase 164,256 shares of the Company’s Common Stock; provided that the exercise price of such additional Warrant shall be equal to 110% of the average closing price of the Company’s Common Stock for the ten consecutive trading days prior to the date of issuance. The Warrants will terminate five years after the date of issuance.

The proceeds received will be allocated based on the relative fair value of the Debenture and the Warrants, which will effectively increase the discount on the notes. The Debenture will be further evaluated for any beneficial conversion feature. The Warrants will be recorded as additional paid in capital.

The obligations under the Debenture are guaranteed by AES, as well as a security agreement providing LPC with a secured interest in the Tax Credit.

The Company also entered into a Registration Rights Agreement granting LPC certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Debenture, and upon exercise of the Warrants.

We have evaluated subsequent events, through the filing date and noted no additional subsequent events that are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our,” “the Company” and “AzurRx” refer to AzurRx BioPharma, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K filed with the SEC on March 31, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

AzurRx Biopharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company. AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS (“AES”), are collectively referred to as the “Company.”

AzurRx, through its AES subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally without reaching the systemic circulation, i.e. the intestinal lumen, skin or mucosa. The Company’s current product pipeline consists of two therapeutic proteins under development:

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

Recent Developments

Lincoln Park Financing
On April 11, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued to LPC a 12% Senior Secured Original Issue Discount Convertible Debenture in the principal amount of $1,000,000 with an original issue discount of $120,000 (the “Debenture”). The principal and original issue discount of $1,120,000 due under the terms of the Debenture are due on the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AES, of certain tax credits that the Company is expected to receive prior to November 10, 2017 (the “Tax Credit”) (the “Maturity Date”). The Company has the option to extend the Maturity Date to July 11, 2018, conditioned on the receipt of the Tax Credit by the Company or AES prior to November 10, 2017 (“Extension Option”).

The principal amount of the Debenture is convertible into shares of the Company’s common stock at LPC’s option, at a conversion price equal to $3.872 (“Conversion Price”). Provided certain conditions are satisfied, the Company may, at its option, force conversion of the Debentures for an amount equal to 100% of the principal amount of the Debenture.

In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s Common Stock at an exercise price of $4.2592 per share (“Warrant”). In the event the Company exercises its Extension Option, the Company is obligated to issue an additional Warrant to LPC to purchase 164,256 shares of the Company’s Common Stock; provided that the exercise price of such additional Warrant shall be equal to 110% of the average closing price of the Company’s Common Stock for the ten consecutive trading days prior to the date of issuance. The Warrants will terminate five years after the date of issuance.

The obligations under the Debenture are guaranteed by AES, as well as a security agreement providing LPC with a secured interest in the Tax Credit.

The Company also entered into a Registration Rights Agreement granting LPC certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Debenture, and upon exercise of the Warrants.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2017, we had cash of approximately $532,000, a working capital deficit of approximately $903,000, and had an accumulated deficit of approximately $25,696,000. We believe that our cash on hand will sustain operations until September 2017. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern through May 2018.

We have funded our operations to date primarily through the completion of the IPO and the issuance of debt and convertible debt securities. The debt was issued through short-term 8% convertible promissory notes and original issue discounted convertible notes (the “OID Notes”) and, subsequent March 31, 2017, the issuance of the Debentures.

On October 14, 2016, we completed an Initial Public Offering (“IPO”) of 960,000 shares of common stock at an initial public offering price of $5.50 per share and received gross proceeds of $5,280,000. We incurred total expenses of approximately $1,774,000 in connection with the IPO, resulting in net offering proceeds of $3,506,000.

Subsequent to March 31, 2017, we issued Debentures, resulting in gross proceeds, before the deduction of offering expenses, of $1,000,000 (the “Debenture Offering”). We incurred total expenses in connection with the consummation of the Debenture Offering of approximately $85,000, resulting in net offering proceeds of $915,000.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We believe that our current cash is sufficient to fund operations until September 2017 based on our current business plan. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We will seek funds through additional equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

We are focused on expanding our product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

Net cash used in operating activities for the three months ended March 31, 2017 was $1,165,430, which primarily reflected our net loss of $2,809,366 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $176,785, non-cash fair value adjustment of the contingent consideration of $100,000, non-cash stock-based compensation of $522,315, non-cash restricted stock issued to consultants of $81,060, non-cash warrant expense of $402,318, a decrease in prepaid expenses of $22,380 due to the expensing of prepaid insurance, an increase in accounts payable and accrued expenses of $371,338 due to our cash position, offset by an increase in other receivables of $32,260 due to amounts due from our research partner.

Net cash used in operating activities for the three months ended March 31, 2016 was $636,546, which primarily reflected our net loss of $1,991,320 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $182,842, non-cash fair value adjustment of the warrants liability of ($69,576), non-cash warrant expense of $7,048, non-cash accreted interest on OID Notes and debt discount - warrants of $710,988, a decrease in other receivables of $45,859 due to payments from our research partners, an increase in accounts payable and accrued expenses of $511,274 due to our cash position, offset by an increase in prepaid expenses of $36,353 consisting primarily of finance and legal costs associated with the IPO.

Net cash used in investing activities for the three months ended March 31, 2017 was $585, which consisted of the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2016 was $936, which consisted of the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2017 was $77,332, which consisted of repayments of notes payable. Net cash provided by financing activities for the three months ended March 31, 2016 was $225,000, which consisted of the gross proceeds in connection with the issuance of the OID Notes.

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016

R&D expenses were $534,137 and $685,575, respectively, for the three months ended March 31, 2017 and 2016, which is a decrease of $151,438. The decrease in R&D is primarily due to costs associated with manufacturing additional batches of MS1819 in the three months ended March 31, 2016. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

G&A expenses were $2,174,355 and $661,641, respectively, for the three months ended March 31, 2017 and 2016, which is an increase of $1,512,714. The increase was due primarily to non-cash restricted stock, stock-based compensation, and warrants granted of $1,005,693 not incurred in the three months ended March 31, 2016 as well as the increased expenses of being a publicly reporting company such as legal fees increased $73,621, consultants increased $85,411, accounting fees increased $183,764, investor relations increased $58,130, and directors & officers insurance increased $69,094. We expect G&A expenses to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

Fair value adjustment of our contingent consideration was $100,000 for the three months ended March 31, 2017 due primarily to lower risk of achieving sales projections as demonstrated by a decrease in the weighted average cost of capital relative to the prior valuation. No such fair value adjustment of our consideration was recorded in the three months ended March 31, 2016.

Interest expense was $874 and $713,680, respectively, for the three months ended March 31, 2017 and 2016, a decrease of $712,806 due to no longer having any OID Notes outstanding. Fair value adjustment of our warrants was $0 and ($69,576), respectively, for the three months ended March 31, 2017 and 2016 due to no longer having any warrant liability in the three months ended March 31, 2017.

Net loss was $2,809,366 and $1,991,320, respectively, for the three months ended March 31, 2017 and 2016. The higher net loss for the three months ended March 31, 2017 compared to the same period in 2016 is due to the higher expenses noted above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive and Financial Officer has concluded that as a result of material weaknesses in our internal control over financial reporting as of such date, our disclosure controls and procedures were not effective.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016:

We have issued certain debentures in the total amount, including accrued interest, of $1,120.000, which debentures mature, if not extended, on November 10, 2017. If we are unable to pay the debentures when due, or otherwise restructure the debentures, we will be in default.

Subsequent to March 31, 2017, we issued certain debentures, the principal and original issue discount of which is $1,120,000. The debentures are due on the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AES, of certain tax credits that the Company is expected to receive prior to November 10, 2017 (the “Tax Credit”) (the “Maturity Date”). The Company has the option to extend the Maturity Date to July 11, 2018, conditioned on the receipt of the Tax Credit by the Company or AES prior to November 10, 2017. In the event we do not receive the Tax Credit by the Maturity Date, and we do not otherwise have the cash resources to pay the debentures when due, such debentures will be in default. As a result, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

AZURRX BIOPHARMA, INC.

Date: May 12, 2017	By	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor President and Chief Executive Officer (Principal Executive and Financial Officer)