Form 10-Q
period 2017-06-30
AzurRx BioPharma, Inc.
filed 2017-08-14
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of August 14, 2017, there were 11,232,446 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)
	06/30/17	12/31/16
ASSETS
Current Assets:
Cash	$3,828,588	$1,773,525
Other receivables	978,738	961,038
Prepaid expenses	223,289	229,411
Total Current Assets	5,030,615	2,963,974

Property, equipment, and leasehold improvements, net	150,213	151,622

Other Assets:
In process research and development, net	309,809	301,531
License agreements, net	1,326,046	1,534,487
Goodwill	1,917,436	1,767,550
Deposits	30,177	34,678
Total Other Assets	3,583,468	3,638,246
Total Assets	$8,764,296	$6,753,842

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,023,497	$1,397,530
Accounts payable and accrued expenses - related party	857,888	780,931
Note payable	26,010	155,187
Convertible debt (net of unamortized issuance costs)	645,119	-
Interest payable	7,192	7,192
Total Current Liabilities	2,559,706	2,340,840

Contingent consideration	1,560,000	1,200,000
Total Liabilities	4,119,706	3,540,840

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 11,118,160 and 9,631,088 shares issued and outstanding, respectively, at June 30, 2017 and December 31, 2016	1,112	963
Additional paid-in capital	34,181,692	27,560,960
Accumulated deficit	(28,368,195)	(22,887,046)
Accumulated other comprehensive loss	(1,170,019)	(1,461,875)
Total Stockholders' Equity	4,644,590	3,213,002
Total Liabilities and Stockholders' Equity	$8,764,296	$6,753,842
See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	06/30/17	06/30/16	06/30/17	06/30/16

Research and development expenses	$743,422	$840,662	$1,277,559	$1,526,237
General and administrative expenses	1,381,013	884,310	3,555,368	1,545,951
Fair value adjustment, contingent consideration	260,000	-	360,000	-

Loss from operations	(2,384,435)	(1,724,972)	(5,192,927)	(3,072,188)

Other:
Interest expense	(287,347)	(388,063)	(288,221)	(1,101,743)
Fair value adjustment, warrants	-	(1,657,616)	-	(1,588,040)
Total other	(287,347)	(2,045,679)	(288,221)	(2,689,783)

Loss before income taxes	(2,671,782)	(3,770,651)	(5,481,148)	(5,761,971)

Income taxes	-	-	-	-

Net loss	(2,671,782)	(3,770,651)	(5,481,148)	(5,761,971)

Other comprehensive loss:
Foreign currency translation adjustment	230,170	(125,852)	291,856	68,744
Total comprehensive loss	$(2,441,612)	$(3,896,503)	$(5,189,292)	$(5,693,227)

Basic and diluted weighted average shares outstanding	10,064,713	5,999,978	9,849,098	5,362,928

Loss per share - basic and diluted	$(0.27)	$(0.63)	$(0.56)	$(1.07)
 See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity (unaudited)
							Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2016	71	$3,479,000	4,296,979	$430	$2,532,188	$(8,295,384)	$(1,346,064)	$(3,629,830)

Preferred stock converted into common stock	(71)	(3,479,000)	1,731,949	173	3,478,827			-
Warrants issued to investment bankers					55,097			55,097
Beneficial conversion feature on convertible debt issuances					33,357			33,357
Foreign currency translation adjustment							68,744	68,744
Net loss						(5,761,971)		(5,761,971)
Balance, June 30, 2016	-	$-	6,028,928	$603	$6,099,469	$(14,057,354)	$(1,277,320)	$(9,234,602)

Balance, January 1, 2017	-	$-	9,631,088	$963	$27,560,960	$(22,887,046)	$(1,461,875)	$3,213,002

Common stock and warrants issued from private placement			1,428,572	143	4,645,082			4,645,225
Stock-based compensation					551,333			551,333
Restricted stock granted to consultants			58,500	6	221,479			221,485
Warrants issued to consultants					560,902			560,902
Warrants issued in association with convertible debt issuances					246,347			246,347
Beneficial conversion feature on convertible debt issuances					395,589			395,589
Foreign currency translation adjustment							291,856	291,856
Net loss						(5,481,148)		(5,481,148)
Balance, June 30, 2017	-	$-	11,118,160	$1,112	$34,181,692	$(28,368,195)	$(1,170,019)	$4,644,590

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)
	6 Months	6 Months
	Ended	Ended
	06/30/17	06/30/16
Cash flows from operating activities:
Net loss	$(5,481,148)	$(5,761,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,124	21,930
Amortization	355,857	348,247
Fair value adjustment, warrants	-	1,588,040
Fair value adjustment, contingent consideration	360,000	-
Stock-based compensation	551,333	-
Restricted stock granted to consultants	221,485	-
Warrants issued to consultants	560,902	55,097
Accreted interest on convertible debt	45,209	637,498
Convertible debt beneficial conversion feature	149,036	3,414
Accreted interest on debt discount - warrants	92,810	455,446
Changes in assets and liabilities:
Other receivables	70,745	777,663
Prepaid expenses	6,449	(169,157)
Deposits	5,625	-
Accounts payable and accrued expenses	(383,867)	746,501
Interest payable	-	5,385
Net cash used in operating activities	(3,422,440)	(1,291,907)

Cash flows from investing activities:
Purchase of property and equipment	(21,243)	(11,629)
Net cash used in investing activities	(21,243)	(11,629)

Cash flows from financing activities:
Repayments of note payable	(129,177)	-
Proceeds from issuances of convertible debt	1,000,000	2,094,000
Net proceeds from issuances of common stock and warrants	4,645,225	-
Net cash provided by financing activities	5,516,048	2,094,000

Increase in cash	2,072,365	790,464

Effect of exchange rate changes on cash	(17,302)	(17,497)

Cash, beginning balance	1,773,525	581,668

Cash, ending balance	$3,828,588	$1,354,635

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,166	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of preferred shares into common shares by Protea	$-	$3,479,000

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

AzurRx, through its AES subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally without reaching the systemic circulation, i.e. the intestinal lumen, skin or mucosa. The Company’s current product pipeline consists of two therapeutic proteins under development:

●
MS1819 - a recombinant (synthetic) lipase, an enzyme derived from a specialized yeast, which breaks apart fats. Lipases are required to treat patients whose pancreases don’t work anymore in a condition known as exocrine pancreatic insufficiency (“EPI”) which usually arises from chronic pancreatitis (“CP”) or cystic fibrosis (“CF”).

●
AZ1101- a recombinant (synthetic) enzyme which is being developed to prevent hospital-acquired infections which come from resistant bacterial strains caused by parenteral (intra-venous) administration of b-lactam antibiotics, as well as prevention of antibiotic-associated diarrhea (“AAD”).

Recent Developments

TransChem Sublicense

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc.  (“TransChem”) pursuant to which TransChem granted to the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Agreement Patents”) from Albert Einstein University currently held by TransChem (the “Sublicense Agreement”). The licensed patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

Unless terminated earlier under the provision of the Sublicense Agreement, the Sublicense Agreement will expire upon the expiration of the last Agreement Patent. Upon execution of the Sublicense Agreement, the Company paid an upfront signing fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing and maintenance of the Agreement Patents. The Company also agreed to pay to TransChem periodic sublicense maintenance fees, which, in the event the Company becomes obligated to pay certain royalties under the Sublicense Agreement, such fees may be credited against those royalties. In addition to the sublicense maintenance fees, the Company may be obligated to pay to TransChem additional payments and royalties in the future, in the event certain performance based milestones and commercial sales involving the Agreement Patents are achieved.

June 2017 Private Placement

On June 5, 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (“Investors”), pursuant to which the Company issued an aggregate of 1,428,572 units for $3.50 per unit, with each unit consisting of one share of Common Stock, one Series A Warrant to purchase 0.25 shares of Common Stock at $4.00 per share exercisable immediately through December 31, 2017, and one Series A-1 Warrant to purchase 0.75 shares of Common Stock at $5.50 per share exercisable beginning six months from the date of issuance through June 5, 2022 (together, “Units”) (the "Financing"). At closing of the Financing, the Company issued Units resulting in the issuance of an aggregate of 1,428,572 shares of Common Stock, Series A Warrants to purchase up to 357,144 shares of Common Stock, and Series A-1 Warrants to purchase up to 1,071,431 shares of Common Stock, resulting in gross proceeds of $5,000,000.

Placement agent fees of $350,475 were paid to Alexander Capital L.P. (“Alexander Capital”), based on 8% of the aggregate principal amount of the Units issued to certain investors identified by Alexander Capital (“Alexander Investors”), which amount includes both an 8% success fee and a 1% expense fee, and Series A-1 Warrants to purchase 77,950 shares of Common Stock were issued to Alexander Capital (the “Placement Agent Warrants”), reflecting warrants for that number of shares of Common Stock equal to 7% of the aggregate number of shares of Common Stock purchased by Alexander Investors. The Placement Agent Warrants are exercisable beginning December 2, 2017 at a fixed price of $6.05 per share, through June 5, 2022. The Company also incurred $4,000 in other fees associated with this placement. The placement agent and other fees are netted against the proceeds in the Consolidated Statements of Changes in Stockholders' (Deficit) Equity.

On June 20, 2017, the Company and Investors executed an amendment to the Purchase Agreements authorizing the Company to issue up to $400,000 in additional Units, and on July 5, 2017, the Company issued additional Units resulting in gross proceeds of $400,000 (“Subsequent Closing”). Placement agent fees of $36,000 were paid to Alexander Capital, as well as additional Placement Agent Warrants to purchase 5,760 shares of Common Stock. In connection with the Subsequent Closing, the Company issued 114,287 shares of Common Stock, Series A and A-1 Warrants to purchase 28,572 and 85,715 shares, respectively. The placement agent fees are netted against the proceeds in the Consolidated Statements of Changes in Stockholders' (Deficit) Equity.

The Company also entered into a Registration Rights Agreement granting the Investors certain registration rights with respect to the shares of Common Stock issued in connection with the Financing, as well as the shares of Common Stock issuable upon exercise of the Series A Warrants and Series A-1 Warrants.  All of these shares have been registered pursuant to registration statement on Form S-1 declared effective by the SEC on August 11, 2017.

Lincoln Park Financing

On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued to LPC a 12% Senior Secured Original Issue Discount Convertible Debenture in the principal amount of $1,000,000 with an original issue discount of $120,000 (the “Debenture”). See Note 9 below.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our 2016 Annual Report Form 10-K.

The unaudited interim consolidated financial statements include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS (collectively, the “Company”). Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $28,368,000. The Company believes that its cash on hand will sustain its operations until March 2018. The Company is dependent on obtaining, and continues to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. Without adequate funding, the Company may not be able to meet its obligations. Management believes these conditions raise substantial doubt about its ability to continue as a going concern through August 2018. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At June 30, 2017 and December 31, 2016, the Company had approximately $3,027,000 and $1,279,000, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

The Company also has exposure to currency risk as its subsidiary in France has a functional currency in Euros.

Foreign Currency Translation
For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities are translated to U.S. dollars, which is the functional currency, at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the periods presented. Gains and losses from translation adjustments are accumulated in a separate component of shareholders’ equity (deficit).

Equity-Based Payments to Non-employees
The Company accounts for equity instruments, including restricted stock, stock options and warrants, issued to non-employees in accordance with authoritative guidance for equity-based payments to non-employees. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is (i) the earlier of the date of grant if nonforfeitable and fully vested, or (ii) the date the non-employee's performance is completed and there is no further associated performance commitment. The fair value of unvested equity instruments granted to non-employees is re-measured at each reporting date, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered. The expense is recognized in the same manner as if we had paid cash for the services provided by the non-employees.

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

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company is currently evaluating the standard to determine the impact of its adoption on its unaudited interim consolidated financial statements. The Company would have to capitalize its operating leases (rent for office and research facilities) on its balance sheet.

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

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual periods after December 31, 2016.  The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard will have no impact on its consolidated financial statements until such time as revenues are generated. When revenues are generated, the Company will follow the provisions of the new standard.

In July 2017, the FASB issued Accounting Standards Update (ASU) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarify the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

Note 2 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

At June 30, 2017 and December 31, 2016, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 6.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At June 30, 2017:
Contingent Consideration	$1,560,000	$-	$-	$1,560,000

At December 31, 2016:
Contingent Consideration	$1,200,000	$-	$-	$1,200,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:

Contingent
Consideration
Balance at December 31, 2016	$1,200,000
Change in fair value	360,000
Balance at June 30, 2017	$1,560,000

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at June 30, 2017 and December 31, 2016 included projected net sales over a period of patent exclusivity (8 years), discounted by the Company’s weighted average cost of capital (31.6% and 30.2%, respectively), the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, asset volatility (70.9% and 71%, respectively), that replaces the equity volatility in the traditional BSM, risk-free rates (ranging from 1.4% to 2.3% and 1.6% to 2.4%, respectively), and an option-adjusted spread (0.8% and 1.3%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the Company's other receivables, note payable, and convertible debt are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At June 30, 2017:
Other Receivables	$978,738	$-	$-	$978,738	$978,738
Note Payable	$26,010	$-	$-	$26,010	$26,010
Convertible Debt	$645,119	$-	$-	$1,045,209	$1,045,209

At December 31, 2016:
Other Receivables	$961,038	$-	$-	$961,038	$961,038
Note Payable	$155,187	$-	$-	$155,187	$155,187

The fair value of Other Receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received within nine months of year end and amounts due from collaboration partner Mayoly, see Note 14.

The fair value of Note Payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of Convertible Debt is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates, or the current interest rates of similar instruments.

The carrying amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate fair value due to their short maturities.

Note 3 - Other Receivables

Other receivables consisted of the following:

	June 30,	December 31,
	2017	2016
Research and development tax credits	$818,695	$758,305
Other	160,043	202,733
	$978,738	$961,038

The research and development tax credits are refundable tax credits for research conducted in France. Other is primarily amounts due from collaboration partner Mayoly, see Note 14, and non-income tax related items from French government entities.

Note 4 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	June 30,	December 31,
	2017	2016
Laboratory Equipment	$165,611	$165,611
Computer Equipment	33,394	19,718
Office Equipment	36,334	29,006
Leasehold Improvements	29,163	29,163
	264,502	243,498
Less accumulated depreciation	(114,289)	(91,876)
	$150,213	$151,622

Depreciation expense for the three months ended June 30, 2017 and 2016 was $12,527 and $11,085, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $23,124 and $21,930, respectively. Depreciation expense is included in general and administrative (“G&A”) expenses.

Note 5 - Intangible Assets and Goodwill

Intangible assets are as follows:
	June 30,	December 31,
	2017	2016
In Process research and development	$415,000	$382,560
Less accumulated amortization	(105,191)	(81,029)
	$309,809	$301,531

License agreements	$3,385,648	$3,120,991
Less accumulated amortization	(2,059,602)	(1,586,504)
	$1,326,046	$1,534,487

Amortization expense for the three months ended June 30, 2017 and 2016 was $171,487 and $176,430, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $355,857 and $348,247, respectively. Amortization expense is included in G&A expenses.

As of June 30, 2017, amortization expense is expected to be as follows for the next 5 years:

2017 (balance of the year)	$355,856
2018	711,713
2019	344,934
2020	34,583
2021	34,583
2022 (first six months)	17,292

Goodwill is as follows:

Goodwill
Balance at December 31, 2016	$1,767,550
Foreign currency translation	149,886
Balance at June 30, 2017	$1,917,436

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

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016
Trade payables	$773,040	$1,072,358
Accrued payroll	250,457	325,172
	$1,023,497	$1,397,530

Note 8 – Note Payable

On October 11, 2016, the Company entered into a 9-month financing agreement for its Directors and Officers Liability insurance in the amount of $232,000 that bears interest at an annual rate of 2.7%. Monthly payments including principal and interest are $26,069 per month. Notes Payable at June 30, 2017 and December 31, 2016 was $26,010 and $155,187, respectively.

Note 9 - Original Issue Discounted Convertible Notes and Warrants

LPC OID Debenture

On April 11, 2017, the Company entered into a Note Purchase Agreement with LPC, pursuant to which the Company issued to LPC a 12% Senior Secured Original Issue Discount Convertible Debenture in the principal amount of $1,000,000 with an original issue discount of $120,000. The principal and original issue discount of $1,120,000 due under the terms of the Debenture are due on the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AES, of certain tax credits that the Company is expected to receive prior to November 10, 2017 (the “Tax Credit”) (the “Maturity Date”). The Company has the option to extend the Maturity Date to July 11, 2018, conditioned on the receipt of the Tax Credit by the Company or AES prior to November 10, 2017 (“Extension Option”).

The principal and original issue discount amount of the Debenture is convertible into shares of the Company’s common stock, $0.0001 par value (“Common Stock”) at LPC’s option, at a conversion price equal to $3.872 (“Conversion Price”). Provided certain conditions related to compliance with the terms of the Debenture are satisfied, the closing price of the Company’s Common Stock exceeds 150% of the Conversion Price, the median daily volume for the preceding 30 days exceeds 50,000 shares per day, among other conditions, the Company may, at its option, force conversion of the Debentures for an amount equal to 100% of the principal and original issue discount of the Debenture.

In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s Common Stock at an exercise price of $4.2592 per share (“LPC Warrant”). In the event the Company exercises its Extension Option, which is exercisable conditioned on the receipt of the Tax Credit by the Company prior to November 10, 2017, the Company is obligated to issue an additional LPC Warrant to purchase 164,256 shares of the Company’s Common Stock; provided that the exercise price of such additional LPC Warrant shall be equal to 110% of the average closing price of the Company’s Common Stock for the ten consecutive trading days prior to the date of issuance. The LPC Warrants will terminate five years after the date of issuance.

The obligations under the Debenture are guaranteed by AES, as well as a security agreement providing LPC with a secured interest in the Tax Credit.

The Company also entered into a Registration Rights Agreement granting LPC certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Debenture, and upon exercise of the LPC Warrants. All of these shares have been registered pursuant to registration statement on Form S-1 declared effective by the SEC on August 11, 2017.

The Company accounted for the warrant feature of the notes based upon the relative fair value of the warrants on the date of issuance of $246,347 which was recorded as additional paid in capital and a discount to the note.

The proceeds received were allocated based on the relative fair values of the note and the warrants.

The Company determined that there was a beneficial conversion feature on the convertible debt in the amount of $395,589 at the date of issuance. This amount was recorded as additional paid in capital and a discount to the note. Under the Company’s option to force conversion, all of the unamortized discount remaining at the date of conversion shall be recognized immediately upon conversion at that date as interest expense.

The effective interest rate after the allocation of proceeds to the warrants and the BCF is 363%.

For the three and six months ended June 30, 2017, the Company recorded $287,055 of interest expense related to the original issue discount, warrant features, and beneficial conversion features of this note. For the three and six months ended June 30, 2017, $45,209 of this amount was accreted interest expense related to the original issue discount feature of the note that also increased the outstanding balance of the convertible debt by the same amount. For the three and six months ended June 30, 2017, $92,810 of this amount was amortization of the debt discount related to the warrant features of the note. For the three and six months ended June 30, 2017, $149,036 of this amount was amortization of the debt discount related to the beneficial conversion feature of the note that also increased the outstanding balance of the convertible debt by the same amount.

March 2016 OID Notes

On March 31, 2016, the Company issued original issue discounted convertible notes at 92% of the principal amount of the notes due on November 4, 2016 with a conversion price of $4.65 per share, issued 39,446 new warrants with a strike price of $5.58 per share, and adjusted the strike price to $5.58 share on 528,046 warrants.

For the three and six months ended June 30, 2016, the Company recorded $385,370 and $1,096,358, respectively, of interest expense related to the original issue discount, warrant features, and beneficial conversion features of these notes. For the three and six months ended June 30, 2016, $288,888 and $637,498, respectively, of this amount was accreted interest expense related to the original issue discount feature of the notes that also increased the outstanding balance of the convertible debt by the same amount. For the three and six months ended June 30, 2016, $93,068 and $455,446, respectively, of this amount was amortization of the debt discount related to the warrant features of the notes. For the three and six months ended June 30, 2016, $3,414 of this amount was amortization of the debt discount related to the beneficial conversion feature of the note that also increased the outstanding balance of the convertible debt by the same amount.

On the IPO Date, these notes converted into 2,642,160 shares of common stock.

The Company accounted for the warrant feature of the notes by recording a warrant liability based upon the fair value of the warrants on the dates of issuance. The warrant liability was adjusted to the fair value at June 30, 2016 by recording a fair value adjustment for the three and six months ended June 30, 2016 of $69,576 and ($1,588,040), respectively.

There was no original issue discounted convertible notes outstanding at December 31, 2016.

Convertible Debt consisted of:

	June 30,	December 31,
	2017	2016
Convertible Debt	$1,000,000	$-
Accreted OID Interest	45,209	-
Unamortized Debt Discount - Warrants	(153,537)	-
Unamortized Debt Discount - BCF	(246,553)	-
	$645,119	$-

Note 10 - Equity

Common Stock

At June 30, 2017 and December 31, 2016, the Company had 11,118,160 and 9,631,088, respectively, of shares of its common stock issued and outstanding.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three and six months ended June 30, 2017, the Company granted 0 and 190,000, respectively, of stock options under the 2014 Plan, see Note 12. There were no such options granted in the three and six months ended June 30, 2016.

Series A Convertible Preferred Stock
At June 30, 2017 and December 31, 2016, there were no Series A outstanding and all terms of the Series A are still in effect.

Restricted Stock
During the three months ended June 30, 2017, 37,500 shares of restricted stock was granted to consultants with a total value of $140,425. During the three months ended June 30, 2017, 30,387 of these shares vested with a value of $114,678. During the six months ended June 30, 2017, 58,500 shares of restricted stock was granted to consultants with a total value of $221,485. During the six months ended June 30, 2017, 51,387 of these shares vested with a value of $195,738. The restricted stock granted in the three and six months ended June 30, 2017 have a vesting term ranging from immediately to six months. There was no such restricted stock granted in the three and six months ended June 30, 2016.

On June 24, 2017, the Company entered into a consulting agreement that includes a grant of 43,000 restricted shares to the consultant contingent upon Board approval, which, as of the date of this report, has not yet been granted.

Note 11 – Warrants

Stock warrant transactions for the six months ended June 30, 2017 and 2016 were as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2016	662,474	$7.37	$7.37

Granted during the period	407,570	$5.58	$5.58
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at June 30, 2016	1,070,044	$5.58 - 7.37	$5.75

Warrants outstanding and exercisable at January 1, 2017	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	1,920,781	$3.53 - $6.50	$5.16
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at June 30, 2017	3,779,121	$3.53 - $7.37	$5.41

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$3.53 - $4.00	407,144	1.04
$4.01 - $5.50	2,035,603	4.66
$5.51 - $6.60	1,235,051	3.99
$6.61 - $7.37	101,323	3.44
Total	3,779,121	4.02	$ 5.41

During the three months ended June 30, 2017, 50,000 warrants were issued to consultants. 47,771 warrants issued to consultants were earned and expensed in the three months ended June 30, 2017 with a value of $82,732. During the six months ended June 30, 2017, 250,000 warrants were issued to consultants. 214,438 warrants issued to consultants were earned and expensed in the six months ended June 30, 2017 with a value of $485,050. The earned and expensed amounts were included in G&A expenses. 24,599 of the remaining warrants will vest in the 3rd quarter of 2017 and 10,963 of the remaining warrants will vest in the 4th quarter of 2017.

During the three months ended June 30, 2016, 35,858 warrants were issued to investment bankers in association with the placement of original issue discounted convertible notes that vested immediately with a value of $48,050. During the six months ended June 30, 2016, 41,118 warrants were issued to investment bankers in association with the placement of original issue discounted convertible notes that vested immediately with a value of $55,097. These amounts were included in G&A expenses

The weighted average fair value of warrants granted to non-employees during the three months ended June 30, 2017 and 2016 was $2.13 and $1.34. The weighted average fair value of warrants granted to non-employees during the six months ended June 30, 2017 and 2016 was $2.40 and $1.34. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,	June 30,
	2017	2016

Expected life (in years)	5	5
Volatility	87%	118%
Risk-free interest rate	1.82% - 1.92%-	1.28%
Dividend yield	—%	—%

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

During the three and six months ended June 30, 2017, 190,000 stock options were granted with an exercise price of $4.48 and a life of 10 years. 7,500 of these options vested in the three months ended June 30, 2017. 142,500 of these options vested in the six months ended June 30, 2017. The weighted average fair value of stock options granted to employees during the three and six months ended June 30, 2017 was $3.87. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (in years)	10
Volatility	90%
Risk-free interest rate	2.48%-
Dividend yield	—%

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

During the three and six months ended June 30, 2016, no stock options were granted.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

Stock option activity under the Plan is as follows:
		Weighted	Weighted AverageRemaining	Aggregate
	Number	Average	Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	190,000	$4.48	9.60	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at June 30, 2017	190,000	$4.48	9.60	$-

Exercisable at June 30, 2017	142,500	$4.48	9.60	$-

716,816 options are available for future grant as of June 30, 2017.

During the three months ending June 30, 2017, 7,500 options vested having a fair value of $29,018. During the six months ending June 30, 2017, 142,500 options vested having a fair value of $551,333.

As of June 30, 2017, the Company had unrecognized stock-based compensation expense of $183,777 related to stock options that will be recognized over the average remaining vesting term of the options of 1.60 years.

Note 13 - Interest Expense

During the three months ended June 30, 2017 and 2016, the Company incurred $287,347 and $388,063, respectively, of interest expense. During the three months ended June 30, 2017 and 2016, $287,055 and $385,370, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of accretion of original issue debt discount and amortization of debt discount related to the warrants. During the three months ended June 30, 2017 and 2016, the Company incurred $0 and $2,692, respectively, of interest expense in connection with promissory notes issued by the Company. During the three months ended June 30, 2017 and 2016, the Company also incurred $292 and $0, respectively, of miscellaneous interest expense.

During the six months ended June 30, 2017 and 2016, the Company incurred $288,221 and $1,101,743, respectively, of interest expense. During the six months ended June 30, 2017 and 2016, $287,055 and $1,096,358, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of accretion of original issue debt discount and amortization of debt discount related to the warrants. During the six months ended June 30, 2017 and 2016, the Company incurred $0 and $5,385, respectively, of interest expense in connection with promissory notes issued by the Company. During the six months ended June 30, 2017 and 2016, the Company also incurred $1,166 and $0, respectively, of miscellaneous interest expense.

Note 14 – Agreements

Mayoly Agreement
During the three months ended June 30, 2017 and 2016, the Company was reimbursed $107,299 and $228,660, respectively, from Mayoly under the Mayoly Agreement. During the six months ended June 30, 2017 and 2016, the Company was reimbursed $360,718 and $228,660, respectively, from Mayoly under the Mayoly Agreement.

The Mayoly Agreement includes a €1,000,000 payment due to Mayoly upon the U.S. FDA approval of MS1819. At this time, based on management’s assessment of ASC Topic 450, Contingencies, the Company has not recorded any contingent liability related to this payment.

Employment Agreement
On January 3, 2016, the Company entered into an employment agreement with its President and Chief Executive Officer, Johan Spoor. The employment agreement provides for a term expiring January 2, 2019. Mr. Spoor was granted 100,000 shares of restricted common stock in 2016.

Subject to any required consents from third parties, Mr. Spoor shall also be entitled to 380,000 10-year stock options pursuant to the 2014 Plan. In the first quarter of 2017, 100,000 options were granted and expensed.

Note 15 – Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $31,537 and $30,109, respectively, in the three months ended June 30, 2017 and 2016. Rental expense amounted to $65,564 and $60,664, respectively, in the six months ended June 30, 2017 and 2016.

Minimum future annual rental payments are as follows:

2017 (balance of the year)	$63,730
2018	$87,928
2019	$77,528
2020	$77,528

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At June 30, 2017 and December 31, 2016, the Company had no tax provision for both jurisdictions.

At June 30, 2017 and December 31, 2016, the Company had gross deferred tax assets of approximately $10,212,000 and $7,875,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $10,212,000 and $7,875,000, respectively, has been established at June 30, 2017 and December 31, 2016.

At June 30, 2017, the Company has gross net operating loss (“NOL”) carry-forwards for U.S. federal and state income tax purposes of approximately $11,820,000 and $11,930,000, respectively, which expire in the years 2034 through 2037. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At June 30, 2017 and December 31, 2016, the Company has approximately $10,673,000 and $8,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At June 30, 2017 and 2016, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

Note 17 - Net Loss per Common Share

At June 30, 2017, diluted net loss per share did not include the effect of 3,779,121 shares of common stock issuable upon the exercise of outstanding warrants, 190,000 shares of common stock issuable upon the exercise of outstanding options, and 289,256 shares of common stock issuable upon the conversion of convertible debt as their effect would be antidilutive during the periods prior to conversion.

At June 30, 2016, diluted net loss per share did not include the effect of 1,070,044 shares of common stock issuable upon the exercise of outstanding warrants and 2,642,160 shares of common stock issuable upon the conversion of promissory notes and convertible debt as their effect would be anti-dilutive.

Note 18 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan M. Spoor, the Company’s current chief executive officer and president, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at both June 30, 2017 and December 31, 2016 is $508,300 for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both June 30, 2017 and December 31, 2016 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of the Board of Directors and the Company’s audit committee chair, as a financial consultant. Included in accounts payable at June 30, 2017 and December 31, 2016 is $90,000 for Mr. Borkowski’s services.

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

Starting on October 1, 2016, the Company has used the services of Maged Shenouda, a member of the Board of Directors, as a financial consultant. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the three months ended June 30, 2017 and 2016 was $30,000 and $0, respectively. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the six months ended June 30, 2017 and 2016 was $60,000 and $0, respectively. Included in accounts payable at June 30, 2017 and December 31, 2016 is $80,000 and $70,000, respectively, for Mr. Shenouda’s services.

On February 3, 2017, the Board granted 30,000 options each to Board members Borkowksi, Shenouda, and Riddell with a total value of $348,210 of which $29,018 and $164,433, respectively, was earned and charged to expense in the three and six months ended June 30, 2017.

On February 3, 2017, the Board granted 100,000 immediately vesting options to Mr. Spoor with a value of $386,900 of which $0 and $386,900, respectively, was charged to expense in the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2017, the Company recorded Board fees of $7,500 and $15,000, respectively, for each Board member Borkowksi, Shenouda, and Riddell and $7,500 and $10,000, respectively, for new Board member Mr. Charles Casamento.

Note 19 - Subsequent Events

On July 5, 2017, the Company issued additional Units in connection with the Subsequent Closing resulting in gross proceeds of $400,000. Placement agent fees of $36,000 were paid to Alexander Capital, as well as additional Placement Agent Warrants to purchase 5,760 shares of Common Stock. In connection with the Subsequent Closing, the Company issued 114,287 shares of Common Stock, and Series A and A-1 Warrants to purchase 28,572 and 85,715 shares, respectively.

On August 7, 2017, the Company entered into the Sublicense Agreement with TransChem pursuant to which TransChem granted to the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Agreement Patents”) from Albert Einstein University currently held by TransChem. Unless terminated earlier under the provision of the Sublicense Agreement, the Sublicense Agreement will expire upon the expiration of the last Agreement Patent. Upon execution of the Sublicense Agreement, the Company paid an upfront signing fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing and maintenance of the Agreement Patents. The Company also agreed to pay to TransChem periodic sublicense maintenance fees, which, in the event the Company becomes obligated to pay certain royalties under the Sublicense Agreement, such fees may be credited against those royalties. In addition to the sublicense maintenance fees, the Company may be obligated to pay to TransChem additional payments and royalties in the future, in the event certain performance based milestones and commercial sales involving the Agreement Patents are achieved.

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

AzurRx, through its AES subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally without reaching the systemic circulation, i.e. the intestinal lumen, skin or mucosa. The Company’s current product pipeline consists of two therapeutic proteins under development:

●
MS1819 - a recombinant (synthetic) lipase, an enzyme derived from a specialized yeast, which breaks apart fats. Lipases are required to treat patients whose pancreases don’t work anymore in a condition known as exocrine pancreatic insufficiency (“ EPI”) which usually arises from chronic pancreatitis (“CP”) or cystic fibrosis (“CF”).

●
AZ1101- a recombinant (synthetic) enzyme which is being developed to prevent hospital-acquired infections which come from resistant bacterial strains caused by parenteral (intra-venous) administration of b-lactam antibiotics, as well as prevention of antibiotic-associated diarrhea (“ AAD”).

Recent Developments

TransChem Sublicense

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc.  (“TransChem”) pursuant to which TransChem granted to the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Agreement Patents”) from Albert Einstein University currently held by TransChem (the “Sublicense Agreement”). The licensed patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

Unless terminated earlier under the provision of the Sublicense Agreement, the Sublicense Agreement will expire upon the expiration of the last Agreement Patent. Upon execution of the Sublicense Agreement, the Company paid an upfront signing fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing and maintenance of the Agreement Patents. The Company also agreed to pay to TransChem periodic sublicense maintenance fees, which, in the event the Company becomes obligated to pay certain royalties under the Sublicense Agreement, such fees may be credited against those royalties. In addition to the sublicense maintenance fees, the Company may be obligated to pay to TransChem additional payments and royalties in the future, in the event certain performance based milestones and commercial sales involving the Agreement Patents are achieved.

Unit Financing

On June 5, 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (“Investors”), pursuant to which the Company issued an aggregate of 1,428,572 units for $3.50 per unit, with each unit consisting of one share of Common Stock, one Series A Warrant to purchase 0.25 shares of Common Stock at $4.00 per share exercisable immediately through December 31, 2017, and one Series A-1 Warrant to purchase 0.75 shares of Common Stock at $5.50 per share exercisable beginning six months from the date of issuance through June 5, 2022 (together, “Units”) (the "Financing"). At closing of the Financing, the Company issued Units resulting in the issuance of an aggregate of 1,428,572 shares of Common Stock, Series A Warrants to purchase up to 357,144 shares of Common Stock, and Series A-1 Warrants to purchase up to 1,071,431 shares of Common Stock, resulting in gross proceeds of $5,000,000.

Placement agent fees of $350,775 were paid to Alexander Capital L.P. (“Alexander Capital”), based on 8% of the aggregate principal amount of the Units issued to certain investors identified by Alexander Capital (“Alexander Investors”), and Series A-1 Warrants to purchase 77,950 shares of Common Stock were issued to Alexander Capital (the “Placement Agent Warrants”), reflecting warrants for that number of shares of Common Stock equal to 7% of the aggregate number of shares of Common Stock purchased by Alexander Investors. The Placement Agent Warrants are exercisable beginning December 2, 2017 at a fixed price of $6.05 per share, through June 5, 2022.

The Company also entered into a Registration Rights Agreement granting the Investors certain registration rights with respect to the shares of Common Stock issued in connection with the Financing, as well as the shares of Common Stock issuable upon exercise of the Series A Warrants and Series A-1 Warrants. All of these shares have been registered pursuant to registration statement on Form S-1 declared effective by the SEC on August 11, 2017.

On June 20, 2017, the Investors executed an amendment to the Purchase Agreements authorizing the Company to issue up to $400,000 in additional Units, and on July 5, 2017, the Company issued additional Units resulting in gross proceeds of $400,000 (“Subsequent Closing”). Placement agent fees of $25,920 were paid to Alexander Capital, as well as additional Placement Agent Warrants to purchase 5,760 shares of Common Stock. In connection with the Subsequent Closing, the Company issued 114,287 shares of Common Stock, Series A and A-1 Warrants to purchase 28,570 and 85,713 shares, respectively.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2017, we had cash of approximately $3,829,000 and had an accumulated deficit of approximately $28,368,000. We believe that our cash on hand will sustain operations until March 2018. We are dependent on obtaining, and are continuing to pursue, necessary to continue our operations from outside sources, including obtaining additional funding from the sale of securities. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern through August 2018.

We have funded our operations to date primarily through the completion of our IPO (defined below), the issuance of debt and convertible debt securities, as well as Common Stock. The debt was issued through short-term 8% convertible promissory notes, original issue discounted convertible notes (the “OID Notes”), and the issuance of the Debentures to LPC.

On October 14, 2016, we completed an Initial Public Offering (“IPO”) of 960,000 shares of common stock at an initial public offering price of $5.50 per share and received gross proceeds of $5,280,000. We incurred total expenses of approximately $1,774,000 in connection with the IPO, resulting in net offering proceeds of $3,506,000.

During the quarter ended June 30, 2017, we issued Debentures to LPC, resulting in gross proceeds, before the deduction of offering expenses, of $1,000,000 (the “Debenture Offering”). We incurred total expenses in connection with the consummation of the Debenture Offering of approximately $85,000, resulting in net offering proceeds of $915,000. In addition, during the quarter ended June 30, 2017, we issued Units resulting in net offering proceeds of approximately $4,645,000.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We believe that our current cash is sufficient to fund operations until March 2018 based on our current business plan. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We will seek funds through additional equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and development programs.

We are focused on expanding our product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

Net cash used in operating activities for the six months ended June 30, 2017 was $3,422,440, which primarily reflected our net loss of $5,481,148 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $378,981, non-cash fair value adjustment of the contingent consideration of $360,000, non-cash stock-based compensation of $551,333, non-cash restricted stock granted to consultants of $221,485, non-cash warrant expense of $560,902, non-cash accreted interest on OID Notes and debt discount - warrants of $287,055, a decrease in other receivables of $70,745 primarily due to payments from our research partner, and a decrease in prepaid expenses of $6,449 due to the expensing of prepaid insurance offset by a decrease in accounts payable and accrued expenses of $383,867 due to our better cash position.

Net cash used in operating activities for the six months ended June 30, 2016 was $1,291,907, which primarily reflected our net loss of $5,761,971 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $370,177, non-cash fair value adjustment of the warrants liability of $1,588,040, non-cash warrant expense of $55,097, non-cash accreted interest on OID Notes and debt discount - warrants of $1,096,358, a decrease in other receivables of $777,663 due to the collection of our French tax credit, and an increase in accounts payable and accrued expenses of $746,501 due to our cash position, offset by an increase in prepaid expenses of $169,157 consisting primarily of finance and legal costs associated with the IPO.

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $21,243 and $11,629 respectively, which consisted of the purchase of property and equipment

Net cash provided by financing activities for the six months ended June 30, 2017 was $5,516,048, which consisted of the gross proceeds resulting from the issuance of the Debentures to LPC of $1,000,000 and the net proceeds resulting from the issuance of the Units in connection with the Financing of $4,645,225, offset by repayment of note payable of $129,177. Net cash provided by financing activities for the six months ended June 30, 2016 was $2,094,000, which consisted of the gross proceeds in connection with the issuance of OID Notes.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

R&D expenses were $743,422 and $840,662, respectively, for the three months ended June 30, 2017 and 2016, which is a decrease of $97,240. R&D expenses were $1,277,559 and $1,526,237, respectively, for the six months ended June 30, 2017 and 2016, which is a decrease of $248,678. The decrease in R&D is primarily due to costs associated with manufacturing additional batches of MS1819 in the three and six months ended June 30, 2016. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

G&A expenses were $1,381,013 and $884,310, respectively, for the three months ended June 30, 2017 and 2016, which is an increase of $496,703. The increase for the three months ended June 30, 2017 as compared to the same period in 2016 was due primarily to non-cash restricted stock, stock-based compensation, and warrants granted of $226,428 not incurred in the three months ended June 30, 2016 as well as the increased expenses of being a publicly reporting company such as accounting and auditing fees increased $31,526, investor relations increased $201,373, and directors & officer’s insurance increased $30,000. G&A expenses were $3,555,368 and $1,545,951, respectively, for the six months ended June 30, 2017 and 2016, which is an increase of $2,009,417. The increase for the six months ended June 30, 2017 as compared to the same period in 2016 was due primarily to non-cash restricted stock, stock-based compensation, and warrants granted of $1,232,121 not incurred in the six months ended June 30, 2016 as well as the increased expenses of being a publicly reporting company such as legal fees increased $68,376, accounting and auditing fees increased $215,290, investor relations increased $344,915, and directors and officer’s insurance increased $55,000. We expect G&A expenses to increase going forward as we proceed closer to commercialization of our product candidates.

Fair value adjustment of our contingent consideration was $260,000 and $360,000, respectively, for the three and six months ended June 30, 2017 due primarily to lower risk of achieving sales projections as demonstrated by a decrease in the weighted average cost of capital relative to the prior valuation. No such fair value adjustment of our consideration was recorded in the three and six months ended June 30, 2016.

Interest expense was $287,347 and $388,063, respectively, for the three months ended June 30, 2017 and 2016, a decrease of $100,716. Interest expense was $288,221 and $1,101,743, respectively, for the six months ended June 30, 2017 and 2016, a decrease of $813,522. The lower interest expense is due to having less OID Notes outstanding during the three and six months ended June 30, 2017 as compared to the same period in 2016.

Fair value adjustment of our warrants was $0 and $1,657,616, respectively, for the three months ended June 30, 2017 and 2016. Fair value adjustment of our warrants was $0 and $1,588,040, respectively, for the six months ended June 30, 2017 and 2016 due to no longer having any warrant liability in 2017.

Net loss was $2,671,782 and $3,770,651, respectively, for the three months ended June 30, 2017 and 2016. Net loss was $5,481,148 and $5,761,971, respectively, for the six months ended June 30, 2017 and 2016. The lower net loss for the three and six months ended June 30, 2017 compared to the same period in 2016 is due to the changes in expenses as noted above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO, who acts as our Principal Executive and Financial Officer, has concluded that as a result of a material weaknesses in our internal control over financial reporting previously disclosed in our Form 10-KAnnual Report for the fiscal year ended December 31, 2016, our disclosure controls and procedures were not effective.

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

We have issued certain debentures in the total amount, including accrued interest, of $1,120,000, which debentures mature, if not extended, on November 10, 2017. If we are unable to pay the debentures when due, or otherwise restructure the debentures, we will be in default.

During the quarter ended June 30, 2017, we issued certain debentures, the principal and original issue discount of which is $1,120,000. The debentures are due on the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AES, of certain tax credits that the Company is expected to receive prior to November 10, 2017 (the “Tax Credit”) (the “Maturity Date”). The Company has the option to extend the Maturity Date to July 11, 2018, conditioned on the receipt of the Tax Credit by the Company or AES prior to November 10, 2017. In the event we do not receive the Tax Credit by the Maturity Date, and we do not otherwise have the cash resources to pay the debentures when due, such debentures will be in default. As a result, our business, financial condition and future prospects could be negatively impacted.

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

AZURRX BIOPHARMA, INC.

Date: August 14, 2017	By	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor President and Chief Executive Officer (Principal Executive and Financial Officer)