Form 10-Q
period 2017-09-30
AzurRx BioPharma, Inc.
filed 2017-11-13
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes [   ]    No [X]

As of November 13, 2017, there were 11,554,146 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

-i-

PART I

FINANCIAL INFORMATION

ITEM  1.   CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC.

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016 included in our Annual Report filed on Form 10-K, filed with the SEC on March 31, 2017.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2017.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	09/30/17	12/31/16
ASSETS

Current Assets:
Cash	$2,946,252	$1,773,525
Other receivables	173,589	961,038
Prepaid expenses	64,984	229,411
Total Current Assets	3,184,825	2,963,974

Property, equipment, and leasehold improvements, net	147,677	151,622

Other Assets:
In process research and development, net	309,899	301,531
License agreements, net	1,190,317	1,534,487
Goodwill	1,973,056	1,767,550
Deposits	30,594	34,678
Total Other Assets	3,503,866	3,638,246
Total Assets	$6,836,368	$6,753,842

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,533,451	$1,397,530
Accounts payable and accrued expenses - related party	854,231	780,931
Note payable	-	155,187
Convertible debt (net of unamortized issuance costs)	336,040	-
Interest payable	7,192	7,192
Total Current Liabilities	2,730,914	2,340,840

Contingent consideration	1,310,000	1,200,000
Total Liabilities	4,040,914	3,540,840

Stockholders' Equity:
Convertible preferred stock, par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016; liquidation preference approximates par value	-	-
Common stock, par value $0.0001 per share; 100,000,000 shares authorized; 11,421,702 and 9,631,088 shares issued and outstanding, respectively, at September 30, 2017 and December 31, 2016	1,142	963
Additional paid-in capital	35,319,306	27,560,960
Accumulated deficit	(31,502,418)	(22,887,046)
Accumulated other comprehensive loss	(1,022,576)	(1,461,875)
Total Stockholders' Equity	2,795,454	3,213,002
Total Liabilities and Stockholders' Equity	$6,836,368	$6,753,842

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	09/30/17	09/30/16	09/30/17	09/30/16

Research and development expenses	$966,685	$744,309	$2,244,244	$2,270,546
General and administrative expenses	2,009,432	543,721	5,564,800	2,089,672
Fair value adjustment, contingent consideration	(250,000)	900,000	110,000	900,000

Loss from operations	(2,726,117)	(2,188,030)	(7,919,044)	(5,260,218)

Other:
Interest expense	(408,106)	(724,867)	(696,327)	(1,826,610)
Fair value adjustment, warrants	-	(285,271)	-	(1,873,311)
Total other	(408,106)	(1,010,138)	(696,327)	(3,699,921)

Loss before income taxes	(3,134,223)	(3,198,168)	(8,615,371)	(8,960,139)

Income taxes	-	-	-	-

Net loss	(3,134,223)	(3,198,168)	(8,615,371)	(8,960,139)

Other comprehensive loss:
Foreign currency translation adjustment	439,299	63,546	439,299	132,290
Total comprehensive loss	$(2,694,924)	$(3,134,622)	$(8,176,072)	$(8,827,849)

Basic and diluted weighted average shares outstanding	11,242,616	6,028,928	10,318,709	5,586,548

Loss per share - basic and diluted	$(0.28)	$(0.53)	$(0.83)	$(1.60)

 See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity (unaudited)

							Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2016	71	$3,479,000	4,296,979	$430	$2,532,188	$(8,295,384)	$(1,346,064)	$(3,629,830)

Preferred stock converted into common stock	(71)	(3,479,000)	1,731,949	173	3,478,827			-
Warrants issued to investment bankers					55,097			55,097
Beneficial conversion feature on convertible debt issuances					36,670			36,670
Foreign currency translation adjustment							132,290	132,290
Net loss						(8,960,139)		(8,960,139)
Balance, September 30, 2016	-	$-	6,028,928	$603	$6,102,782	$(17,255,522)	$(1,213,774)	$(12,365,911)

Balance, January 1, 2017	-	$-	9,631,088	$963	$27,560,960	$(22,887,046)	$(1,461,875)	$3,213,002

Common stock and warrants issued in private placement			1,542,858	154	5,009,071			5,009,225
Common stock issued from conversion of convertible debt			189,256	19	717,107			717,126
Stock-based compensation					588,151			588,151
Restricted stock granted to consultants			58,500	6	225,179			225,185
Warrants issued to consultants					576,902			576,902
Warrants issued in association with convertible debt issuances					246,347			246,347
Beneficial conversion feature on convertible debt issuances					395,589			395,589
Foreign currency translation adjustment							439,299	439,299
Net loss						(8,615,371)		(8,615,371)
Balance, September 30, 2017	-	$-	11,421,702	$1,142	$35,319,306	$(31,502,418)	$(1,022,576)	$2,795,454

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	9 Months	9 Months
	Ended	Ended
	09/30/17	09/30/16
Cash flows from operating activities:
Net loss	$(8,615,371)	$(8,960,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,851	33,097
Amortization	520,734	522,324
Fair value adjustment, warrants	-	1,873,311
Fair value adjustment, contingent consideration	110,000	900,000
Stock-based compensation	588,151	-
Restricted stock granted to consultants	225,179	-
Warrants issued to consultants	576,902	55,097
Accreted interest on convertible debt	96,558	1,017,705
Convertible debt beneficial conversion feature	368,850	36,669
Accreted interest on debt discount - warrants	229,695	766,230
Changes in assets and liabilities:
Other receivables	861,507	908,667
Prepaid expenses	165,213	(628,256)
Deposits	5,625	(9,524)
Accounts payable and accrued expenses	115,602	960,863
Interest payable	-	6,006
Net cash used in operating activities	(4,715,504)	(2,517,950)

Cash flows from investing activities:
Purchase of property and equipment	(31,953)	(13,140)
Net cash used in investing activities	(31,953)	(13,140)

Cash flows from financing activities:
Repayments of note payable	(155,187)	-
Proceeds from issuances of convertible debt	1,000,000	2,094,000
Net proceeds from issuances of common stock and warrants	5,009,225	-
Net cash provided by financing activities	5,854,038	2,094,000

Increase (decrease) in cash	1,106,581	(437,090)

Effect of exchange rate changes on cash	66,146	(16,076)

Cash, beginning balance	1,773,525	581,668

Cash, ending balance	$2,946,252	$128,502

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,224	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of preferred shares into common shares by Protea	$-	$3,479,000

Conversion of convertible promissory notes into convertible debt	$-	$135,000

Conversion of convertible debt into common shares	$717,107	$-

See accompanying notes to consolidated financial statements

Note 1 - The Company, Basis of Presentation, and Recent Accounting Pronouncements

The Company

AzurRx BioPharma, Inc. (“AzurRx”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company. AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS (“AES”), are collectively referred to as the “Company.”

AzurRx, through its AES subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. The Company’s current product pipeline consists of two therapeutic proteins under development:

●
MS1819 - a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819 is considered recombinant because it was created from new combinations of genetic material in yeast.

●
AZ1101- an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes, including the b-lactams. AZX1101 is composed of a molecular backbone linked to several distinct enzymes that break up individual classes of antibiotic molecules.

Recent Developments

TransChem Sublicense

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc., pursuant to which TransChem granted to the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Agreement Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. Based on management’s assessment of ASC Topic 450, Contingencies, the Company has not recorded any contingent liability related to future payments as the amounts are not deemed probable and are cancelable. Amounts paid under this Sublicense Agreement through September 30, 2017 amounted to $226,880 and are included in research and development (“R&D”) expenses.

The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

The unaudited interim consolidated financial statements include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $31,502,000 at September 30, 2017. The Company currently believes that its cash on hand will sustain its operations until April 2018. The Company is dependent on obtaining, and continues to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue operations. Without adequate funding, the Company may not be able to meet its obligations. Management believes these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The accompanying unaudited interim consolidated financial statements are prepared in conformity with U.S. GAAP, and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements (including goodwill, intangible assets and contingent consideration), and the reported amounts of revenue and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At September 30, 2017 and December 31, 2016, the Company had approximately $1,653,000 and $1,279,000, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

The Company also has exposure to currency risk, as its subsidiary in France has a functional currency in Euros.

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

Equity-Based Payments to Non-Employees

The Company accounts for equity instruments, including restricted stock, stock options and warrants, issued to non-employees in accordance with authoritative guidance for equity-based payments to non-employees. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date of grant if nonforfeitable and fully vested, or (ii) the date the non-employee's performance is completed and there is no further associated performance commitment. The fair value of unvested equity instruments granted to non-employees is re-measured at each reporting date, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered. The expense is recognized in the same manner as if we had paid cash for the services provided by the non-employees.

Research and Development

R&D costs are charged to operations when incurred and are included in operating expenses. R&D costs consist principally of compensation of employees and consultants that perform the Company’s research activities, the fees paid to maintain the Company’s licenses, and the payments to third parties for clinical trial and additional product development and testing.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill impairment. The new guidance eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by reducing the goodwill balance by the difference between the carrying value and the reporting unit’s fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance and believes that the adoption of this pronouncement will have an impact on the Company’s measurement of goodwill impairment.

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

In May 2014, the FASB issued an ASU which supersedes the most current revenue recognition requirements. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017.  The Company is still in its startup phase and is not generating revenues at this time; therefore, this standard will have no impact on its consolidated financial statements until such time as revenues are generated. When revenues are generated, the Company will follow the provisions of the new standard.

Note 2 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

At September 30, 2017 and December 31, 2016, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 6.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At September 30, 2017:
Contingent Consideration	$1,310,000	$-	$-	$1,310,000

At December 31, 2016:
Contingent Consideration	$1,200,000	$-	$-	$1,200,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:

Contingent
Consideration
Balance at December 31, 2016	$1,200,000
Change in fair value	110,000
Balance at September 30, 2017	$1,310,000

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at September 30, 2017 and December 31, 2016 included projected net sales over a period of patent exclusivity (8 years), discounted by (i) the Company’s weighted average cost of capital (32.0% and 30.2%, respectively); (ii) the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, asset volatility (76.7% and 71%, respectively), that replaces the equity volatility in the traditional BSM; (iii) risk-free rates (ranging from 1.4% to 2.3% and 1.6% to 2.4%, respectively); and (iv) an option-adjusted spread (0.7% and 1.3%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At September 30, 2017:
Cash	$2,946,252	$-	$2,946,252	$-	$-
Other receivables	$173,589	$-	$-	$173,589	$173,589
Convertible debt	$336,040	$-	$-	$379,432	$379,432

At December 31, 2016:
Cash	$1,773,525	$-	$1,773,525	$-	$-
Other receivables	$961,038	$-	$-	$961,038	$961,038
Convertible debt	$155,187	$-	$-	$155,187	$155,187

The fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received within nine months from year end and amounts due from our collaboration partner, Mayoly. See Note 14.

The fair value of note payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of convertible debt is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates, or the current interest rates of similar instruments.

Note 3 - Other Receivables

Other receivables consisted of the following:

	September 30,	December 31,
	2017	2016
R&D tax credits	$-	$758,305
Other	173,589	202,733
Total	$173,589	$961,038

The R&D tax credits are refundable tax credits for R&D conducted in France. Other consists primarily of amounts due from our collaboration partner, Mayoly, and non-income tax related items from French government entities. See Note 14.

Note 4 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	September 30,	December 31,
	2017	2016
Laboratory equipment	$165,611	$165,611
Computer equipment	44,364	19,718
Office equipment	36,334	29,006
Leasehold improvements	29,163	29,163
Total property, plant and equipment	275,472	243,498
Less accumulated depreciation	(127,795)	(91,876)
Property, plant and equipment, net	$147,677	$151,622

Depreciation expense for the three months ended September 30, 2017 and 2016 was $12,727 and $11,167, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $35,851 and $33,097, respectively. Depreciation expense is included in general and administrative (“G&A”) expenses.

Note 5 - Intangible Assets and Goodwill

Intangible assets are as follows:

	September 30,	December 31,
	2017	2016
In process research and development	$427,038	$382,560
Less accumulated amortization	(117,139)	(81,029)
In process research and development, net	$309,899	$301,531

License agreements	$3,483,855	$3,120,991
Less accumulated amortization	(2,293,538)	(1,586,504)
License agreements, net	$1,190,317	$1,534,487

Amortization expense for the three months ended September 30, 2017 and 2016 was $164,877 and $174,077, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $520,734 and $522,324, respectively.

As of September 30, 2017, amortization expense is expected to be as follows for the next five years:

2017 (balance of the year)	$183,089
2018	732,358
2019	354,940
2020	35,587
2021	35,587
2022	35,587

Goodwill is as follows:

Goodwill
Balance at December 31, 2016	$1,767,550
Foreign currency translation	205,506
Balance at September 30, 2017	$1,973,056

Note 6 - Contingent Consideration

On June 13, 2014, the Company completed a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”). Pursuant to the SPA, the Company is obligated to pay Protea certain contingent consideration in U.S. dollars upon the satisfaction of certain events, including (i) a onetime milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a Business Product (as such term is defined in the SPA); (ii) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000; and (iii) 10% of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe. See Note 2.

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016
Trade payables	$1,287,922	$1,072,358
Accrued payroll	245,529	325,172
Total accounts payable and accrued expenses	$1,533,451	$1,397,530

Note 8 - Note Payable

On October 11, 2016, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $232,000 that bears interest at an annual rate of 2.7%. Monthly payments, including principal and interest, were $26,069 per month. Amounts due under this financing agreement have been fully repaid at September 30, 2017. The balance due under this financing agreement at December 31, 2016 was $155,187.

Note 9 - Original Issue Discounted Convertible Notes and Warrants

Lincoln Park OID Debenture

On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to LPC. The principal and original issue discount of $1,120,000 due under the terms of the Debenture were due on the Maturity Date, which is defined as the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AES, of certain tax credits that the Company is expected to receive prior to November 10, 2017 (the “Tax Credit”). Subsequent to September 30, 2017, on November 10, 2017, the Company and LPC modified the Debenture to extend the Maturity Date to November 29, 2017, subject to the Company’s right to extend the Maturity Date to July 11, 2018 (the “Extension Option”).  As consideration for the extension of the Maturity Date, the Company is obligated to issue 30,000 shares of the Company’s common stock to LPC no later than November 15, 2017.

The principal and original issue discount amount of the Debenture is convertible into shares of the Company’s common stock at LPC’s option, at a conversion price equal to $3.872 (“Conversion Price”). Provided certain conditions related to compliance with the terms of the Debenture are satisfied, the closing price of the Company’s common stock exceeds 150% of the Conversion Price, the median daily volume for the preceding 30 days exceeds 50,000 shares per day, among other conditions, the Company may, at its option, force conversion of the Debenture for an amount equal to the outstanding balance of the principal and original issue discount of the Debenture. During the quarter ended September 30, 2017, LPC elected to convert $732,799 of the Debenture pursuant to which LPC received 189,256 shares of common stock.

In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s common stock at an exercise price of $4.2592 per share (“LPC Warrant”). In the event the Company exercises its Extension Option, which is exercisable conditioned upon the receipt of the Tax Credit by the Company prior to November 10, 2017, the Company is obligated to issue an additional LPC Warrant to purchase 164,256 shares of the Company’s common stock; provided that the exercise price of such additional LPC Warrant shall be equal to 110% of the average closing price of the Company’s common stock for the ten consecutive trading days prior to the date of issuance. The LPC Warrants will terminate five years after the date of issuance.

The obligations under the Debenture are guaranteed by AES, as well as a security agreement providing LPC with a secured interest in the Tax Credit.

The Company also entered into a Registration Rights Agreement granting LPC certain registration rights with respect to the shares of common stock issuable upon conversion of the Debenture, and upon exercise of the LPC Warrants. All of these shares were registered pursuant to a registration statement on Form S-1 declared effective by the SEC on August 11, 2017.

The Company accounted for the warrant feature of the Debenture based upon the relative fair value of the warrants on the date of issuance of $246,347, which was recorded as additional paid in capital and a discount to the Debenture.

The proceeds received from the issuance of the Debenture were allocated based on the relative fair values of the Debenture and the LPC Warrant.

The Company determined that there was a beneficial conversion feature (“BCF”) on the Debenture in the amount of $395,589 at the date of issuance. This amount was recorded as additional paid in capital and a discount to the Debenture. Under the Company’s option to force conversion, all of the unamortized discount remaining at the date of conversion shall be recognized immediately upon conversion at that date as interest expense.

The effective interest rate after the allocation of proceeds to the LPC Warrant and the BCF is 363%.

For the three and nine months ended September 30, 2017, the Company recorded $408,048 and $695,103, respectively, of interest expense related to the original issue discount, warrant features, and beneficial conversion features of the Debenture. For the three and nine months ended September 30, 2017, $51,349 and $96,558, respectively, of these amounts was accreted interest expense related to the original issue discount feature of the Debenture that also increased the outstanding balance of convertible debt by the same amount. For the three and nine months ended September 30, 2017, $136,885 and $229,695, respectively, of these amounts was amortization of the debt discount related to the warrant features of the Debenture. For the three and nine months ended September 30, 2017, $219,814 and $368,850, respectively, of these amounts was amortization of the debt discount related to the beneficial conversion feature of the Debenture that also increased the outstanding balance of convertible debt by the same amount.

March 2016 OID Notes

On March 31, 2016, the Company issued original issue discounted convertible notes at 92% of the principal amount of the notes due on November 4, 2016 with a conversion price of $4.65 per share, issued 39,446 new warrants with a strike price of $5.58 per share, and adjusted the strike price to $5.58 share on 528,046 warrants.

For the three and nine months ended September 30, 2016, the Company recorded $724,246 and $1,820,604, respectively, of interest expense related to the original issue discount, warrant features, and beneficial conversion features of these notes. For the three and nine months ended September 30, 2016, $380,206 and $1,017,705, respectively, of these amounts was accreted interest expense related to the original issue discount feature of the notes that also increased the outstanding balance of the convertible debt by the same amount. For the three and nine months ended September 30, 2016, $310,784 and $766,230, respectively, of these amounts was amortization of the debt discount related to the warrant features of the notes. For the three and nine months ended September 30, 2016, $33,256 and $36,669, respectively, of these amounts was amortization of the debt discount related to the beneficial conversion feature of the note that also increased the outstanding balance of the convertible debt by the same amount.

Upon consummation of the Company’s initial public offering (“IPO”) on October 11, 2017, these notes converted into 2,642,160 shares of common stock.

The Company accounted for the warrant feature of the notes by recording a warrant liability based upon the fair value of the warrants on the dates of issuance. The warrant liability was adjusted to the fair value at September 30, 2016 by recording a fair value adjustment for the three and nine months ended September 30, 2016 of ($285,271) and ($1,873,311), respectively.

There was no original issue discounted convertible notes outstanding at December 31, 2016.

Convertible Debt consisted of:

	September 30,	December 31,
	2017	2016
Convertible debt	$346,021	$-
Accreted OID interest	33,411	-
Unamortized debt discount - warrants	(16,652)	-
Unamortized debt discount - BCF	(26,740)	-
Total convertible debt	$336,040	$-

Note 10 - Equity

Common Stock

At September 30, 2017 and December 31, 2016, the Company had 11,421,702 and 9,631,088, respectively, of shares of its common stock issued and outstanding.

Stock Option Plan

The Company’s Board of Directors (the “Board”) and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three and nine months ended September 30, 2017, the Company granted 355,000 and 545,000, respectively, of stock options under the 2014 Plan. See Note 12. There were no such options granted in the three and nine months ended September 30, 2016.

Series A Convertible Preferred Stock

At September 30, 2017 and December 31, 2016, there were no shares of Series A Convertible Preferred Stock (“Series A Preferred”) issued and outstanding, and all terms of the Series A Preferred are still in effect.

Restricted Stock

During the three months ended September 30, 2017, 222,444 shares of restricted common stock were granted to employees and consultants with a total value of $895,368. During the three months ended September 30, 2017, 42,077 restricted shares of common stock vested with a value of $171,581.

During the nine months ended September 30, 2017, 280,944 shares of restricted common stock were granted to employees and consultants with a total value of $1,116,853. During the nine months ended September 30, 2017, 93,464 restricted shares of common stock vested with a value of $367,319. The restricted common stock granted in the three and nine months ended September 30, 2017 have vesting terms ranging from immediately to three years, or based on the Company achieving certain milestones as set forth in the following paragraph.

As of September 30, 2017, the Company had unrecognized restricted common stock expense of $749,534. $324,534 of this unrecognized expense will be recognized over the average remaining vesting term of the restricted common stock of 2.80 years. $425,000 of this unrecognized expense vests (i) 75% upon FDA acceptance of an Investigational New Drug (“IND”) application in the United States; and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819. Neither of these milestones are considered probable at September 30, 2017.

No restricted common stock was granted in the three and nine months ended September 30, 2016.

On July 24, 2017, the Company entered into a consulting agreement that includes a grant of 40,000 restricted shares of common stock to the consultant contingent upon the approval of the Board which, as of November 13, 2017, has not yet been granted.

June 2017 Private Placement

On June 5, 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (“Investors”), pursuant to which the Company issued an aggregate of 1,428,572 units for $3.50 per unit, with each unit consisting of one share of common stock, one warrant to purchase 0.25 shares of common stock at $4.00 per share exercisable immediately through December 31, 2017 (“Series A Warrant”), and one warrant to purchase 0.75 shares of common stock at $5.50 per share (“Series A-1 Warrant”) exercisable beginning six months from the date of issuance through June 5, 2022 (together, “Units”) (the "Financing"). At closing of the June 2017 Private Placement, the Company issued Units resulting in the issuance of an aggregate of 1,428,572 shares of common stock, Series A Warrants to purchase up to 357,144 shares of common stock, and Series A-1 Warrants to purchase up to 1,071,431 shares of common stock, resulting in gross proceeds of $5,000,000.

Placement agent fees of $350,475 were paid to Alexander Capital L.P. (“Alexander Capital”), based on the aggregate principal amount of the Units issued to certain investors identified by Alexander Capital (“Alexander Investors”), which amount includes both an 8% success fee and a 1% expense fee, and Series A-1 Warrants to purchase 77,950 shares of common stock were issued to Alexander Capital (the “Placement Agent Warrants”), reflecting warrants for that number of shares of common stock equal to 7% of the aggregate number of shares of common stock purchased by Alexander Investors. The Placement Agent Warrants are exercisable at a fixed price of $6.05 per share beginning December 2, 2017 through June 5, 2022. The Company also incurred $4,000 in other fees associated with this placement. The placement agent and other fees are netted against the proceeds in the Consolidated Statements of Changes in Stockholders' (Deficit) Equity.

On June 20, 2017, the Company and Investors executed an amendment to the Purchase Agreements to authorize the Company to issue up to $400,000 of additional Units, and on July 5, 2017, the Company issued additional Units resulting in gross proceeds of $400,000 (“Subsequent Closing”). Placement agent fees of $36,000 were paid to Alexander Capital, as well as additional Placement Agent Warrants to purchase 5,760 shares of common stock. In connection with the Subsequent Closing, the Company issued 114,283 shares of common stock and Series A and A-1 Warrants to purchase 28,572 and 85,715 shares, respectively. The placement agent fees are netted against the proceeds in the Consolidated Statements of Changes in Stockholders' (Deficit) Equity.

The Company also entered into a Registration Rights Agreement granting the Investors certain registration rights with respect to the shares of common stock issued in connection with the June 2017 Private Placement, as well as the shares of common stock issuable upon exercise of the Series A Warrants and Series A-1 Warrants. All of these shares have been registered pursuant to the registration statement on Form S-1 declared effective by the SEC on August 11, 2017.

Note 11 - Warrants

Stock warrant transactions for the nine months ended September 30, 2017 and 2016 were as follows:
		Exercise	WeightedAverage
		Price Per	Exercise
	Warrants	Share	Price

Warrants outstanding and exercisable at January 1, 2016	662,474	$7.37	$7.37

Granted during the period	430,326	$5.58	$5.58
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at September 30, 2016	1,092,800	$5.58 - $7.37	$5.78

Warrants outstanding and exercisable at January 1, 2017	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	2,040,824	$3.53 - $6.50	$5.16
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at September 30, 2017	3,899,164	$3.53 - $7.37	$5.40

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$3.53 - $4.00	435,714	0.75
$4.01 - $5.50	2,121,316	4.42
$5.51 - $6.50	1,192,811	3.74
$6.51 - $7.37	149,323	3.52
Total	3,899,164	3.77	$5.40

During the three months ended September 30, 2017, no warrants were issued to consultants. 24,599 warrants issued to consultants were earned and expensed in the three months ended September 30, 2017 with a value of $64,962. During the nine months ended September 30, 2017, 250,000 warrants were issued to consultants. 239,037 warrants issued to consultants were earned and expensed in the nine months ended September 30, 2017 with a value of $550,012. The earned and expensed amounts were included in G&A expenses. The 10,963 remaining warrants will vest in the fourth quarter of 2017.

During the three months ended September 30, 2017, 114,283 warrants were issued in association with the June 2017 Private Placement of the Company’s common stock with a value of $185,452, which had no effect on expense or stockholders’ equity. During the nine months ended September 30, 2017, 1,542,858 warrants were issued in association with the June 2017 Private Placement of the Company’s common stock with a value of $2,503,673, which had no effect on expenses or stockholders’ equity.

During the three and nine months ended September 30, 2017, 83,710 warrants were issued to investment bankers in association with the June 2017 Private Placement of the Company’s common stock that vested immediately with a value of $154,529, which had no effect on expenses or stockholders’ equity.

During the three months ended September 30, 2016, no warrants were issued to investment bankers. During the nine months ended September 30, 2016, 41,118 warrants were issued to investment bankers in association with the placement of original issue discounted convertible notes that vested immediately with a value of $55,097. These amounts were included in G&A expenses.

The weighted average fair value of warrants granted to non-employees during the three months ended September 30, 2017 and 2016 was $2.13 and $1.34, respectively. The weighted average fair value of warrants granted to non-employees during the nine months ended September 30, 2017 and 2016 was $2.40 and $1.34, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                September 30,
                                                       2017
Expected life (in years)                              5
Volatility                                                  87%
Risk-free interest rate                1.82%-1.92%
Dividend yield                                         —%

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

Note 12 - Stock-Based Compensation Plan

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

During the three months ended September 30, 2017, 355,000 stock options were granted with exercise prices ranging from $3.60 to $4.39 and lives ranging from five to ten years. 7,500 options vested in the three months ended September 30, 2017 having a fair value of $29,018. The weighted average fair value of stock options granted to employees during the three months ended September 30, 2017 was $2.48.

During the nine months ended September 30, 2017, 545,000 stock options were granted with exercise prices ranging from $3.60 to $4.48 and lives ranging from five to ten years. 150,000 options vested in the nine months ended September 30, 2017 having a fair value of $580,351. The weighted average fair value of stock options granted to employees during the nine months ended September 30, 2017 was $2.96.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (in years)                      5 - 10
Volatility                                     71% - 90%
Risk-free interest rate            1.78% - 2.48%
Dividend yield                                        —%

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

During the three and nine months ended September 30, 2016, no stock options were granted.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

Stock option activity under the 2014 Plan is as follows:
		Weighted Average	Weighted Average Remaining	Aggregate
	Number	Exercise	Contract Life	Intrinsic
	of Shares	Price	in Years	Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	545,000	$4.05	7.38	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at September 30, 2017	545,000	$4.05	7.38	$-

Exercisable at September 30, 2017	150,000	$4.48	7.38	$-

Non-vested stock options outstanding at January 1, 2017	-	-

Granted during the period	395,000	$3.89	6.64	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at September 30, 2017	395,000	$3.89	6.64	$-

548,087 options were available for future issuance under the 2014 Plan as of September 30, 2017.

As of September 30, 2017, the Company had unrecognized stock-based compensation expense of $1,034,409. $154,756 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 1.35 years. $879,650 of this unrecognized expense vests (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819. Neither of these milestones are considered probable at September 30, 2017.

Note 13 - Interest Expense

During the three months ended September 30, 2017 and 2016, the Company incurred $408,106 and $724,867, respectively, of interest expense. During the three months ended September 30, 2017 and 2016, $408,048 and $724,246, respectively, of these amounts was in connection with the convertible notes issued by the Company in the form of accretion of original issue debt discount and amortization of debt discount related to the warrants. During the three months ended September 30, 2017 and 2016, the Company incurred $0 and $621, respectively, of interest expense in connection with promissory notes issued by the Company. During the three months ended September 30, 2017 and 2016, the Company also incurred $58 and $0, respectively, of miscellaneous interest expense.

During the nine months ended September 30, 2017 and 2016, the Company incurred $696,327 and $1,826,610, respectively, of interest expense. During the nine months ended September 30, 2017 and 2016, $695,103 and $1,820,603, respectively, of these amounts was in connection with the convertible notes issued by the Company in the form of accretion of original issue debt discount and amortization of debt discount related to the warrants. During the nine months ended September 30, 2017 and 2016, the Company incurred $0 and $6,007, respectively, of interest expense in connection with promissory notes issued by the Company. During the nine months ended September 30, 2017 and 2016, the Company also incurred $1,224 and $0, respectively, of miscellaneous interest expense.

Note 14 - Agreements

Mayoly Agreement

During the three months ended September 30, 2017 and 2016, the Company was reimbursed $220,607 and $365,697, respectively, from Mayoly under the Mayoly Agreement. During the nine months ended September 30, 2017 and 2016, the Company was reimbursed $581,325 and $594,356, respectively, from Mayoly under the Mayoly Agreement.

The Mayoly Agreement includes a €1,000,000 payment due to Mayoly upon the U.S. FDA approval of MS1819. At this time, based on management’s assessment of ASC Topic 450, Contingencies, the Company has not recorded any contingent liability related to this payment.

Employment Agreement

On January 3, 2016, the Company entered into an employment agreement with its President and Chief Executive Officer, Johan (Thijs) Spoor. The employment agreement provides for a term expiring January 2, 2019. Mr. Spoor was granted 100,000 shares of restricted common stock in 2016.

Mr. Spoor was originally entitled to 380,000 10-year stock options pursuant to the 2014 Plan. In the first quarter of 2017,100,000 options having a value of $386,900 were granted and expensed. On September 29, 2017, Mr. Spoor was granted 100,000 shares of restricted common stock subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819, in satisfaction of the Company’s obligation to issue the additional 280,000 options to Mr. Spoor described above.

Also on September 29, 2017, the Board approved a 2016 annual incentive bonus equal to 40% of Mr. Spoor’s current base salary pursuant to his employment agreement in the amount of $170,000.

On September 26, 2017, the Company entered into an employment agreement with Maged Shenouda, a member of the Company’s Board of Directors, pursuant to which Mr. Shenouda serves as the Company’s Chief Financial Officer. Mr. Shenouda’s employment agreement provides for the issuance of stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan. These options will vest as follows, so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819. The option is exercisable for $4.39 per share, and will expire on September 25, 2027.

Note 15 - Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $28,294 and $38,582, respectively, in the three months ended September 30, 2017 and 2016. Rental expense amounted to $93,858 and $99,246, respectively, in the nine months ended September 30, 2017 and 2016.

Minimum future annual rental payments are as follows:

2017 (balance of the year)	$32,427
2018	$90,177
2019	$79,777
2020	$79,777

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France, and at the state level in the United States. At September 30, 2017 and December 31, 2016, the Company had no tax provision for either jurisdiction.

At September 30, 2017 and December 31, 2016, the Company had gross deferred tax assets of approximately $11,283,000 and $7,875,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $11,283,000 and $7,875,000, respectively, has been established at September 30, 2017 and December 31, 2016.

At September 30, 2017, the Company has gross net operating loss (“NOL”) carry-forwards for U.S. federal and state income tax purposes of approximately $13,941,000 and $12,510,000, respectively, which expire in the years 2034 through 2037, respectively. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At September 30, 2017 and December 31, 2016, the Company had approximately $11,825,000 and $8,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At September 30, 2017 and 2016, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

Note 17 - Net Loss per Common Share

At September 30, 2017, diluted net loss per share did not include the effect of 3,899,164 shares of common stock issuable upon the exercise of outstanding warrants, 545,000 shares of common stock issuable upon the exercise of outstanding options, or 100,000 shares of common stock issuable upon the conversion of convertible debt, as their effect would be antidilutive during the periods prior to conversion.

At September 30, 2016, diluted net loss per share did not include the effect of 1,092,800 shares of common stock issuable upon the exercise of outstanding warrants or 2,160,239 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

Note 18 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and President, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at September 30, 2017 and December 31, 2016 is $478,400 and $508,300, respectively, for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both September 30, 2017 and December 31, 2016 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of the Board of Directors and the Company’s Audit Committee Chair, as a financial consultant. Included in accounts payable at September 30, 2017 and December 31, 2016 is $90,000 for Mr. Borkowski’s services.

In July 2016, the Company granted 45,000 shares of restricted common stock to Mr. Borkowski, and 30,000 shares of restricted common stock to each of Mr. Shenouda and Dr. Alastair Riddell, both members of our Board of Directors. The shares of restricted stock will be issued as follows: (i) 50% upon the first commercial sale in the United States of MS1819, and (ii) 50% upon our total market capitalization exceeding $1 billion dollars for 20 consecutive trading days, or in each case subject to the earlier determination of a majority of the Board.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Expense recorded in G&A expenses in the accompanying statements of operations related to Mr. Shenouda for the three months ended September 30, 2017 and 2016 was $20,000 and $0, respectively. Expense recorded in G&A expenses in the accompanying statements of operations related to Mr. Shenouda for the nine months ended September 30, 2017 and 2016 was $80,000 and $0, respectively. Included in accounts payable at September 30, 2017 and December 31, 2016 is $110,000 and $70,000, respectively, for Mr. Shenouda’s services.

On February 3, 2017, the Board granted 30,000 options each to Messrs. Borkowski and Shenouda, and Dr. Riddell, with a total value of $348,210, of which $29,018 and $193,451, respectively, was earned and charged to expense in the three and nine months ended September 30, 2017.

During the three and nine months ended September 30, 2017, the Company recorded Board fees of $10,000 and $25,000, respectively, for each of Messrs. Borkowski and Shenouda, and Dr. Riddell, and $10,000 and $20,000, respectively, for Mr. Charles Casamento, a recent addition to our Board of Directors.

On June 26, 2017, the Board granted 30,000 shares of restricted common stock each to each of Messrs. Borkowski and Shenouda, and Dr. Riddell, and 25,000 shares of restricted common stock to Mr. Casamento with a total value of $460,000, of which $340,000 was earned and accrued for in the three and nine months ended September 30, 2017. This restricted common stock vests ratably over the term of service of the calendar year. None of this restricted common stock has been issued as of September 30, 2017.

On September 29, 2017, the Board granted 100,000 shares of restricted common stock to Johan (Thijs) Spoor, the Company’s Chief Executive Officer, subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U. S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819 with a total value of $425,000 to be expensed when the above milestones are probable.

Note 19 - Subsequent Events

Modification of Lincoln Park Debenture

On November 10, 2017, the Company modified its Debenture issued to LPC on April 11, 2017, resulting in an extension of the Maturity Date, as set forth in the Debenture, from November 10, 2017 to November 29, 2017. The Debenture, as modified, allows the Company to elect to extend the Maturity Date to July 11, 2018, provided it provides written notice of its intent to do so no later than November 27, 2017. As consideration for the extension of the Maturity Date, the Company is obligated to issue 30,000 shares of Common Stock to LPC no later than November 15, 2017.

We have evaluated subsequent events through November 13 and noted that no additional subsequent events have occurred that are reasonably likely to impact the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our,” “the Company” and “AzurRx” refer to AzurRx BioPharma, Inc. and its subsidiary. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

AzurRx Biopharma, Inc. (“AzurRx”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company. AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS (“AES”), are collectively referred to as the “Company.”

AzurRx, through its AES subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching the systemic circulation. The Company’s current product pipeline consists of two therapeutic proteins under development:

●
MS1819 - a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819 is considered recombinant because it was created from new combinations of genetic material in yeast. MS1819 is currently in Phase II clinical development in Australia and New Zealand, with preliminary results expected in the first quarter of 2018.

●
AZ1101- an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes, including the b-lactams. AZX1101 is composed of a molecular backbone linked to several distinct enzymes that break up individual classes of antibiotic molecules. We currently expect to continue with pre-clinical development of AZX1101 through 2017.

Recent Developments

TransChem Sublicense

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc., pursuant to which TransChem granted to the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also be required to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved.

The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2017, we had cash of approximately $2,946,000 and had an accumulated deficit of approximately $31,502,000. We currently believe that our cash on hand will sustain operations until April 2018. We are dependent on obtaining, and are continuing to pursue, funding necessary to continue our operations from outside sources, including obtaining additional funding from the sale of securities. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our operations to date primarily through the completion of our initial public offering (“IPO”), the issuance of debt and convertible debt securities, as well as the issuance of common stock. The debt was issued through short-term 8% convertible promissory notes, original issue discounted convertible notes (the “OID Notes”), and the issuance of the Debentures to LPC.

On October 14, 2016, we completed an IPO of 960,000 shares of our common stock at an initial public offering price of $5.50 per share, and received gross proceeds of $5,280,000. We incurred total expense of approximately $1,774,000 in connection with the IPO, resulting in net offering proceeds of $3,506,000.

During the quarter ended June 30, 2017, we issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to Lincoln Park Capital Fund, LLC (“LPC”), resulting in gross proceeds of $1,000,000 (the “Debenture Offering”). We incurred total expenses in connection with the consummation of the Debenture Offering of approximately $85,000, resulting in net offering proceeds of $915,000. In addition, during the quarter ended June 30, 2017, we issued Units resulting in net offering proceeds of approximately $4,645,000.

We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop our product candidates, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We currently believe that our current cash is sufficient to fund operations until April 2018 based on our current business plan. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Any failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies. We intend to seek funds through additional equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available to us, we will be required to delay, curtail or eliminate one or more of our research and developement (“R&D”) programs.

We are focused on expanding our product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Net cash used in operating activities for the nine months ended September 30, 2017 was $4,715,504, which primarily reflected our net loss of $8,615,371 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $556,585, non-cash fair value adjustment of the contingent consideration of $110,000, non-cash stock-based compensation of $588,151, non-cash restricted stock granted to consultants of $225,179, non-cash warrant expense of $576,902, non-cash accreted interest on OID Notes and debt discount - warrants of $695,103, a decrease in other receivables of $861,507 due primarily to the collection of the French R&D tax credit, a decrease in prepaid expenses of $165,213 due primarily to the expensing of prepaid insurance, and an increase in accounts payable and accrued expenses of $115,602.

Net cash used in operating activities for the nine months ended September 30, 2016 was $2,517,950, which primarily reflected our net loss of $8,960,139 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $555,421, non-cash fair value adjustment of the warrants liability of $1,873,311, non-cash fair value adjustment of the contingent consideration of $900,000, non-cash warrant expense of $55,097, non-cash accreted interest on OID Notes and debt discount - warrants of $1,820,604, a decrease in other receivables of $908,667 due to the collection of the French R&D tax credit and the settling of amounts owed from an investor in the OID Notes, and an increase in accounts payable and accrued expenses of $960,863 due to our cash position, offset by an increase in prepaid expenses of $628,256 consisting primarily of finance and legal costs associated with the IPO.

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $31,953 and $13,140, respectively, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $5,854,038, which consisted of the gross proceeds resulting from the issuance of the Debentures to LPC of $1,000,000 and the net proceeds resulting from the Unit Financing of $5,009,225, offset by repayment of note payable of $155,187. Net cash provided by financing activities for the nine months ended September 30, 2016 was $2,094,000, which consisted of the gross proceeds received from the issuance of OID Notes.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

R&D expenses were $966,685 and $744,309, respectively, for the three months ended September 30, 2017 and 2016, an increase of $222,376, primarily due to the TransChem Sublicense. R&D expenses weres $2,244,244 and $2,270,546, respectively, for the nine months ended September 30, 2017 and 2016, a decrease of $26,302. We expect R&D expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

General and administrative (“G&A”) expenses were $2,009,432 and $543,721, respectively, for the three months ended September 30, 2017 and 2016, an increase of $1,465,711. The increase for the three months ended September 30, 2017 as compared to the same period in 2016 was due primarily to non-cash restricted stock, stock-based compensation, and warrants granted of $265,561 not incurred in the three months ended September 30, 2016; salaries and bonus increased by $216,416; as well as various increased expenses associated with being a publicly reporting company, for example, accounting and auditing fees increased by $33,018, investor relations increased by $293,487, directors’ fees increased by $380,000, and directors and officer’s insurance increased by $71,709. G&A expenses were $5,564,800 and $2,089,672, respectively, for the nine months ended September 30, 2017 and 2016, an increase of $3,475,128. The increase for the nine months ended September 30, 2017 as compared to the same period in 2016 was due primarily to non-cash restricted stock, stock-based compensation, and warrants granted of $1,497,682 not incurred in the nine months ended September 30, 2016; salaries and bonus increased by $253,917; as well as various increased expenses associated with being a publicly reporting company, for example, legal fees increased by $146,622, accounting and auditing fees increased by $248,308, investor relations increased by $273,486, directors’ fees increased by $435,000, and directors and officer’s insurance increased by $213,303. We expect G&A expenses to increase going forward as we proceed closer to commercialization of our product candidates.

Fair value adjustment of our contingent consideration was ($250,000) and $900,000, respectively, for the three months ended September 30, 2017. Fair value adjustment of our contingent consideration was $110,000 and $900,000, respectively, for the nine months ended September 30, 2017 and 2016. The lower fair value adjustments in the three- and nine-month periods ended September 30, 2017 as compared to the same periods in 2016 is due primarily to the sales forecast being pushed back by six months.

Interest expense was $408,106 and $724,867, respectively, for the three months ended September 30, 2017 and 2016, a decrease of $316,761. Interest expense was $696,327 and $1,826,610, respectively, for the nine months ended September 30, 2017 and 2016, a decrease of $1,130,283. The lower interest expense is due to having less OID Notes outstanding during the three and nine months ended September 30, 2017 as compared to the same period in 2016.

Fair value adjustment of our warrants was $0 and $285,271, respectively, for the three months ended September 30, 2017 and 2016. Fair value adjustment of our warrants was $0 and $1,873,311, respectively, for the nine months ended September 30, 2017 and 2016. The differences are due to no longer having any warrant liability in 2017.

Net loss was $3,134,223 and $3,198,168, respectively, for the three months ended September 30, 2017 and 2016. Net loss was $8,615,371 and $8,960,139, respectively, for the nine months ended September 30, 2017 and 2016. The lower net loss for the three and nine months ended September 30, 2017 compared to the same period in 2016 is due to the changes in expenses as noted above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of a material weaknesses in our internal control over financial reporting previously disclosed in our Form 10-K Annual Report for the fiscal year ended December 31, 2016, our disclosure controls and procedures were not effective.

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

We have certain debentures outstanding, in the total amount, including accrued interest, of $387,200, which debentures mature, if not extended, on November 29, 2017. If we are unable to pay the debentures when due, or otherwise restructure the debentures, we will be in default.

During the quarter ended June 30, 2017, we issued certain debentures, the principal and original issue discount of which is $1,120,000. The holder has converted $732,799 of these debentures into 189,256 shares of the Company’s common stock. The debentures are due on November 29, 2017 (the “Maturity Date”). The Company has the option to extend the Maturity Date to July 11, 2018. In the event we do not have the cash resources to pay the debentures when due, such debentures will be in default. As a result, our business, financial condition and future prospects could be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description

10.1	Modification to 12% Senior Secured Original Issue Discount Convertible Debenture, dated November 10, 2017.

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AZURRX BIOPHARMA, INC.

By	/s/ Johan M. (Thijs) Spoor
Johan M. (Thijs) Spoor President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Maged Shenouda
Maged Shenouda Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 13, 2017