Form 10-K
period 2017-12-31
AzurRx BioPharma, Inc.
filed 2018-03-16
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market on such date, was approximately $27,581,562.

There were 12,572,395 shares of the registrant’s common stock outstanding as of March 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from AzurRx BioPharma, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2018.

AZURRX BIOPHARMA, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2017

-i-

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

Overview

We are engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. Our current product pipeline consists of two therapeutic proteins under development:

●
MS1819 - a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819 is considered recombinant since it was created from new combinations of genetic material in a yeast called Yarrowia lipolytica. MS1819 is currently in Phase II clinical development in Australia, New Zealand and France, with results expected in the second half of 2018.

●
AZX1101 - an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes, including the b-lactams. AZX1101 is composed of a molecular backbone linked to several unique enzymes that break up individual classes of antibiotic molecules. Currently, we are continuing pre-clinical development of AZX1101, and expect to file an Investigational New Drug application (an “IND”) with the U.S. Food and Drug Administration by the end of 2018.

Our initial product, MS1819, is intended to treat patients suffering from EPI who are currently treated with porcine pancreatic enzymes, or PPEs, which have been on the market since the late 1800’s. The PPE market is well established and growing with estimated sales of $1.1 billion in the U.S. in 2017 (based on reported sales and analysts’ consensus estimates) and has been growing for the past five years at a compound annual growth rate in excess of 20%. In spite of their long-term use, PPEs suffer from poor stability, formulation problems, possible transmission of conventional and non-conventional infectious agents due to their animal origins, possible adverse events at high doses in patients with CF and limited effectiveness. We believe that MS1819, if successfully developed and approved for commercialization, can address these shortcomings associated with PPEs. Phase 1 testing of MS1819 was completed in March 2011 and we initiated a Phase II clinical trial during the fourth quarter of 2016. See “Product Programs-MS1819-Clinical Program” below.

Our second non-systemic biologic product under preclinical development, AZX1101, is designed to protect the gut microbiome (gastrointestinal (“GI”) microflora) from the effects of certain commonly used intravenous (“IV”) antibiotics for the prevention of C. difficile infection (“CDI”), other hospital acquired infections (“HAI”) and antibiotic-associated diarrhea (“AAD”). CDIs are a leading type of HAI and are frequently associated with IV antibiotic treatment. Designed to be given orally and co-administered with a broad range of antibiotics (e.g., penicillins, cephalosporins and aminogycosides), AZX1101 is intended to protect the gut while the IV antibiotics fight the primary infection. AZX1101’s potential target market is significant, based on annual purchases by U.S. hospitals’ of approximately 118.0 million doses of IV beta-lactam antibiotics which are administered to approximately 14.0 million patients. Currently there are no approved treatments designed to protect the gut microbiome from the damaging effects of IV antibiotics. This worldwide market could represent a multi-billion-dollar opportunity for us. Our current objective is to continue preclinical studies needed to file an IND for AZX1101 with the FDA in the latter half of 2018.

Recent Developments

TransChem Sublicense

On August 7, 2017, we entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted to us an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). We may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, we paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. We also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. We may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow us to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H. pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

June 2017 Private Placement

On June 5, 2017, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (“Investors”), pursuant to which we issued an aggregate of 1,428,572 units for $3.50 per unit, with each unit consisting of one share of our common stock, par value $0.0001 per share (“Common Stock”), one Series A Warrant to purchase 0.25 shares of Common Stock at $4.00 per share exercisable immediately through December 31, 2017, and one Series A-1 Warrant to purchase 0.75 shares of Common Stock at $5.50 per share exercisable beginning six months from the date of issuance through June 5, 2022 (together, “Units”) (the “June 2017 Private Placement”). At closing of the June 2017 Private Placement, we issued Units resulting in the issuance of an aggregate of 1,428,572 shares of Common Stock, Series A Warrants to purchase up to 357,144 shares of Common Stock, and Series A-1 Warrants to purchase up to 1,071,431 shares of Common Stock, resulting in gross proceeds of $5,000,000.

Placement agent fees of $350,475 were paid to Alexander Capital L.P. (“Alexander Capital”), based on 8% of the aggregate principal amount of the Units issued to certain investors identified by Alexander Capital (“Alexander Investors”), which amount includes both an 8% success fee and a 1% expense fee, and Series A-1 Warrants to purchase 77,950 shares of Common Stock were issued to Alexander Capital (the “Placement Agent Warrants”), reflecting warrants for that number of shares of Common Stock equal to 7% of the aggregate number of shares of Common Stock purchased by Alexander Investors. The Placement Agent Warrants became exercisable on December 2, 2017 at a fixed price of $6.05 per share, through June 5, 2022. The Company also incurred $4,000 in other fees associated with this placement.

On June 20, 2017, we entered into amendments to the Purchase Agreements with the Investors to allow for the issuance of up to $400,000 in additional Units, and on July 5, 2017, we issued additional Units resulting in gross proceeds of $400,000 (“Subsequent Closing”). Placement agent fees of $36,000 were paid to Alexander Capital, as well as additional Placement Agent Warrants to purchase 5,760 shares of Common Stock. In connection with the Subsequent Closing, the Company issued 114,283 shares of Common Stock, Series A and A-1 Warrants to purchase 28,572 and 85,715 shares, respectively.

We also entered into a Registration Rights Agreement granting the Investors certain registration rights with respect to the shares of Common Stock issued in connection with the June 2017 Private Placement, as well as the shares of Common Stock issuable upon exercise of the Series A Warrants and Series A-1 Warrants.  All of these shares were registered pursuant to the Registration Statement on Form S-1 (File No. 333-219385) declared effective by the SEC on August 11, 2017.

LPC Park Financing

On April 11, 2017, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we issued to LPC a 12% Senior Secured Original Issue Discount Convertible Debenture in the principal amount of $1.0 million with an original issue discount of $120,000.00 (the “Debenture”). Pursuant to its terms, the principal and original issue discount of $1.12 million due under the terms of the Debenture were due on the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or our wholly-owned subsidiary, AzurRx BioPharma SAS (“ABS”), of certain tax credits that we expected to receive prior to November 10, 2017 (the “Tax Credit”) (the “Maturity Date”). Pursuant to the terms of the Purchase Agreement, we had the option to extend the Maturity Date to July 11, 2018, conditioned on the receipt of the Tax Credit by the Company or ABS prior to November 10, 2017 (“Extension Option”).

On November 10, 2017, we entered into a Modification to the Debenture with LPC, thereby extending the Maturity Date to November 29, 2017 in exchange for the issuance of 30,000 shares of Common Stock but retaining our Extension Option. On November 27, 2017, we delivered notice to LPC of our decision to exercise the Extension Option.

The principal amount of the Debenture is convertible into shares of Common Stock, at LPC’s option, at a conversion price equal to $3.872 per share (“Conversion Price”). Provided certain conditions are satisfied, we may force conversion of the Debentures for an amount equal to 100% of the principal amount of the Debenture.

In connection with the issuance of the Debenture, we issued to LPC a warrant giving LPC the right to purchase 164,256 shares of Common Stock at an exercise price of $4.2592 per share. Upon our election to exercise the Extension Option, we issued an additional warrant to LPC to purchase 164,256 shares of Common Stock for $3.17 per share. Both warrants issued to LPC will terminate five years after the dates of issuance.

We also entered into a Registration Rights Agreement granting LPC certain registration rights with respect to the shares of Common Stock issuable upon conversion of the Debenture and upon exercise of the warrants, which shares were registered pursuant to the Registration Statement on Form S-1 (File No. 333-219385) declared effective by the SEC on August 11, 2017.

Warrant Exchange

Beginning on December 31, 2017, we entered into warrant repricing letter agreements (the “Exercise Agreements”) with certain holders (the “Holders”) of an aggregate total of 1,354,219 various, previously issued Common Stock purchase warrants (the “Warrants”) pursuant to which we agreed to reduce the exercise price of an aggregate total of 931,498 Warrants held by such Holders (the “Repriced Warrants”) to $2.50 per share (the “Reduced Exercise Price”) in consideration for the exercise in full of the Repriced Warrants, and agreed to amend an aggregate total of 422,721 remaining, unexercised Warrants held by certain Holders (the “Remaining Warrants”) to reduce the exercise of the Remaining Warrants to $3.25 per share. We received aggregate gross proceeds of approximately $2.2 million in 2018 from the exercise of the Repriced Warrants by the Holders.

Corporate History

On May 21, 2014, we entered into a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”) and its wholly-owned subsidiary, Protea Biosciences, Inc. (“Protea Sub” and, together with Protea Group, “Protea”), to acquire 100% of the outstanding capital stock of AzurRx BioPharma SAS (formerly ProteaBio Europe SAS), a wholly-owned subsidiary of Protea Sub. On June 13, 2014, we completed the acquisition in exchange for the payment of $600,000 and the issuance of shares of our Series A Convertible Preferred Stock (“Series A Preferred”) convertible into 33% of our outstanding Common Stock and agreed to make certain milestone and royalty payments to Protea.

Product Programs

We are currently engaged in research and development of two potential product candidates, MS1819 and AZX1101.

MS1819

MS1819 is the active pharmaceutical ingredient, or API, derived from Yarrowia lipolytica, an aerobic yeast naturally found in various foods such as cheese and olive oil that is widely used as a biocatalyst in several industrial processes. MS1819 is an acid-resistant secreted lipase naturally produced by Yarrowia lipolytica, known as LIP2, that we are developing through recombinant DNA technology for the treatment of EPI associated with CP and CF. We obtained the exclusive right to commercialize MS1819 in the U.S. and Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel pursuant to a sublicense from Laboratoires Mayoly Spindler SAS (“Mayoly”) under a Joint Research and Development Agreement that also grants us joint commercialization rights for Brazil, Italy, China and Japan. See “Agreements and Collaborations” below.

Background

The pancreas is both an endocrine gland that produces several important hormones, including insulin, glucagon, and pancreatic polypeptide, as well as a digestive organ that secretes pancreatic juice containing digestive enzymes that assist the absorption of nutrients and digestion in the small intestine.

The targeted indication of MS1819 is the compensation of EPI, which is observed when the exocrine functions of the pancreas are below 10% of normal. The symptomatology of EPI is essentially due to pancreatic lipase deficiency, an enzyme that hydrolyses triglycerides into monoglycerides and free fatty acids. The pancreatic lipase enzymatic activity is hardly compensated by extrapancreatic mechanisms, because gastric lipase has nearly no lipolytic activity in the pH range of the intestine. On the other hand, when they are impaired, the pancreatic amylase and proteases (enzymes that break up starches and protein, respectively) activities can be, at least in part, compensated by the salivary amylase, the intestinal glycosidase, the gastric pepsin, and the intestinal peptidases, all of which are components of the gastric juice secreted by the stomach walls. In summary, lipid maldigestion due to lipase deficiency is responsible for weight loss, steatorrhea featured by greasy diarrhea, and fat-soluble vitamin deficiencies (i.e. A, D, E and K vitamins). In addition, EPI caused by chronic pancreatic disorders is also frequently associated with endocrine pancreatic insufficiency, resulting in diabetes mellitus.

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

CF, another frequent etiology of EPI, is a severe genetic disease associated with chronic morbidity and life-span decrease of most affected individuals. In most Caucasian populations, CF prevalence is of 7-8 cases per 100,000 inhabitants, but is less common in other populations, resulting in approximately 30,000 affected individuals in the U.S. CF is inherited as monogenic autosomal recessive disease due to the defect at a single gene locus that encodes the Cystic Fibrosis Transmembrane Regulator protein (“CFTR”), a regulated chloride channel. Mutation of both alleles of this chloride channel gene results in the production of thick mucus, which causes a multisystem disease of the upper and lower respiratory tracts, digestive system, and the reproductive tract. The progressive destruction of the pancreas results in EPI that is responsible for malnutrition and contributes to significant morbidity and mortality. About 80-90% of patients with CF develop EPI, resulting in approximately 25,000-27,000 patients in the U.S. that require substitution therapy.

EPI can also be observed following pancreatic and gastric surgeries due to insufficient enzyme production or asynchronism between the entry of food into the small intestine and pancreatic juice with bile secretion, respectively. Other uncommon etiologies of EPI include intestinal disorders (e.g. severe celiac disease, small bowel resection, enteral artificial nutrition), pancreatic diseases (e.g. pancreatic trauma, severe acute pancreatitis with pancreatic necrosis, and pancreatic cancer), and other uncommon etiologies (e.g. Zollinger-Ellison syndrome, Shwachman-Diamond syndrome). Idiopathic EPI has been also reported in the elderly.

Current treatments for EPI stemming from CP and CF rely on porcine pancreatic extracts, or PPEs, which have been on the market since the late 1800s. The PPE market is well established and growing with estimated sales in the U.S. of $1.1 billion in 2017 and has been growing for the past five years at a compound annual growth rate in excess of 20%. In spite of their long-term use, however, PPEs suffer from poor stability, formulation problems, possible transmission of conventional and non-conventional infectious agents due to their animal origins, and possible adverse events at high doses in patients with CF and limited effectiveness.

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

Pre-Clinical Program

The efficacy of MS1819 has been investigated in normal minipigs, which are generally considered as a relevant model for digestive drug development when considering their physiological similarities with humans and their omnivore diet. Experimental pancreatitis was induced by pancreatic duct ligation, resulting in severe EPI with baseline coefficient of fat absorption (“CFA”) around 60% post-ligature. CFA is a measurement obtained by quantifying the amount of fat ingested orally over a defined time period and subtracting the amount eliminated in the stool to ascertain the amount of fat absorbed by the body. Pigs were treated with either MS1819 or enteric-coated PPE, both administered as a single-daily dose.

At doses ranging from 10.5 to 211mg, MS1819 increases the CFA by +25 to +29% in comparison to baseline (p<0.05 at all doses), whereas the 2.5 mg dose had milder activity. Similar efficacy was observed in pigs receiving 100,000 U lipase of enteric-coated porcine pancreatic extract. These findings demonstrate the in vivo activity of MS1819 in a relevant in vivo model at a level similar to the PPEs at dosages of 10.5mg or greater. The results of a trial are statistically significant if they are unlikely to have occurred by chance. Statistical significance of the trial results is typically based on widely used, conventional statistical methods that establishes the p-value of the results. A p-value of 0.05 or less is required to demonstrate statistical significance. As such, these CFA levels are considered to be statistically significant.

To date, two non-clinical toxicology studies have been conducted. Both show that MS1819 lipase is clinically well tolerated at levels up to 1000mg/kg in rats and 250 mg/kg in minipigs up to 13 weeks. MS1819 is therefore considered non-toxic in both rodent and non-rodent species up to a maximum feasible dose (“MFD”) of 1000 mg/kg/day in the rats over six months of administration.

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

We received regulatory approval in Australia and New Zealand in 2016, with the addition of a 2018 regulatory approval in France, to conduct a phase II multi-center dose escalation study in CP and pancreatectomy. This clinical trial is currently enrolling patients to ascertain the optimal dose of MS1819 and is expected to enroll approximately 12 to 15 patients. A substantial portion of our research and development spend is dedicated to sponsor and conduct MS1819 trials, such as this one. We expect to file an IND for the study as a result of interactions with the FDA. Following the results of the dose escalation trial we expect to submit an IND in the later half of 2018.

AZX1101

AZX1101 is a recombinant-lactamase combination of bacterial origin under development for the prevention of hospital-acquired infections by resistant bacterial strains induced by parenteral administration of several classes of antibiotics (known as nosocomial infections), as well as the prevention of antibiotic-associated diarrhea, or AAD. Nosocomial infections are a major health concern contributing to increased morbidity, mortality and cost. The Centers for Disease Control, or CDC has estimated that roughly 1.7 million hospital-associated infections (i.e. ~5% of the number of hospitalized patients), cause or contribute to 99,000 deaths each year in the U.S., with the annual cost ranging from $4.5 - $11.0 billion.

Our AZX1101 product candidate is at an early stage of preclinical development and will consist of a combination of several enzymes that having complementary activity spectrum. A portion of our research and development spend is dedicated to conducting animal studies and primary toxicology assessments of AZX1101. We continue to expect to file an IND for AZX1101 in 2018.

Agreements and Collaborations

Stock Purchase Agreement

On May 21, 2014, we entered into the SPA with Protea to acquire 100% of the outstanding capital stock of ProteaBio Europe (the “Acquisition”). On June 13, 2014, we completed the Acquisition in exchange for the payment to Protea of $600,000 and the issuance of shares of our Series A Preferred convertible into 33% of our outstanding Common Stock. Pursuant to the SPA, Protea Sub assigned (i) to Protea Europe all of its rights, assets, know-how and intellectual property rights in connection with program PR1101 and those granted under that certain Joint Research and Development Agreement, by and among Protea Sub, Protea Europe and Mayoly, dated March 22, 2010; and (ii) to us all amounts, together with any right of reimbursement, due to Protea Sub in connection with outstanding shareholder loans.

Pursuant to the SPA, we were obligated to pay certain other contingent consideration upon the satisfaction of certain events, including (a) a one-time milestone payment of $2.0 million due within ten days of receipt of the first approval by the FDA of an New Drug Application (“NDA”) or Biological License Application (“BLA”) for a Business Product (as such term is defined in the SPA); (b) royalty payments equal to 2.5% of net sales of Business Product up to $100.0 million and 1.5% of net sales of Business Product in excess of $100.0 million; and (c) 10% of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe.

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

             Effective January 1, 2014, Protea entered into an amended and restated Joint Research and Development Agreement with Mayoly (the “Mayoly Agreement”), pursuant to which Protea acquired the exclusive right to Mayoly patents and technology, with the right to sublicense, develop, manufacture and commercialize human pharmaceuticals based on the MS1819 lipase within the following territories: U.S. and Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel. The Mayoly Agreement further provides Mayoly the exclusive right to Protea’s patents and technology, with the right to sublicense, develop, manufacture and commercialize human pharmaceuticals based on the MS1819 lipase within the following territories: Mexico, Europe (excluding Italy, Portugal and Spain) and any other country not granted to us alone, or jointly with Mayoly. Rights to the following territories are held jointly with Mayoly: Brazil, Italy, Portugal, Spain, China and Japan. In addition, the Mayoly Agreement requires Protea to pay 70% of all development costs and requires each of the parties to use reasonable efforts to:

●
devote sufficient personnel and facilities required for the performance of its assigned tasks;

●
make available appropriately qualified personnel to supervise, analyze and report on the results obtained in the furtherance of the development program; and

●
deploy such scientific, technical, financial and other resources as is necessary to conduct the development program.

Pursuant to the Mayoly Agreement, if Protea obtains marketing authorization in the U.S. during the development program, Protea is obligated to make a one-time milestone payment and pay Mayoly royalties on net product sales in the low single digits. If Protea does not obtain marketing authorization in the U.S. during the development program, but obtains such authorization thereafter, then Mayoly has the option to either request a license from Protea and pay 30% of our development costs, less the shared costs incurred by Mayoly and a royalty on net sales in the mid-teens, or Protea will pay Mayoly royalties on net product sales in the low single digits. If Mayoly receives EU marketing authorization after the development program concludes, then Protea may license the product from Mayoly for 70% of Mayoly’s development costs, less the shared costs incurred by Protea and a royalty on net sales in the mid-teens. The agreement further provides that no royalties are payable by either party until all expenses incurred in connection with the development program since 2009 have been recovered. The Mayoly Agreement further grants Protea the right to cure any breach by Mayoly of its obligations under the INRA Agreement. See “INRA Agreement” below. Unless earlier terminated in accordance with its terms, the Mayoly Agreement will expire, on a country by country basis, on the latest of (i) the expiration of any patent covered by the license, (ii) the duration of the legal protection of any intellectual property licensed under the agreement, or (iii) the expiration of any applicable data exclusivity period. The latest expiration date of the current series of issued patents covered by the Mayoly Agreement is September 2028. See “Intellectual Property.” Either party may terminate the agreement upon a material breach by the other party that remains uncured after 90 days’ notice without prejudicing the rights of the terminating party. If the development program or license is terminated due to a material breach that is not cured, then the non-breaching party is free to develop, manufacture and commercialize the product, or grant a license to a third party to carry out such activities in the breaching party’s territories or the joint territories. Further, the non-breaching party’s net product sales will be subject to low single digit royalties. Finally, either party may terminate due to insolvency of the other party. In connection with the Acquisition, Protea, with the consent of INRA and CNRS, assigned all of its rights, title and interest in and to the Mayoly Agreement to AzurRx SAS.

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

TransChem Sublicense

On August 7, 2017, we entered into the Sublicense Agreement with TransChem pursuant to which TransChem granted to us an exclusive license to the Licensed Patents relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors. We may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, we paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. We also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. We may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow us to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H. pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

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

MS1819

The MS1819 program is protected by the following series of issued patents that we have licensed under the Mayoly Agreement covering the method for transformation of Yarrowia lipolytica, the sequence of the LIP2 enzyme and its production process:

●
PCT/FR99/02079 patent family (including the patents EP1108043 B1, and US6582951) “Method for non-homologous transformation of Yarrowia lipolytica,” concerns the integration of a gene of interest into the genome of a Yarrowia strain devoid of zeta sequences, by transforming said strain using a vector bearing zeta sequences. This modified strain is used for the current production process. This patent has been issued in the U.S., Canada, and validated in several European countries, including Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, Great Britain, Greece, Ireland, France, Italy, Lithuania, Luxembourg, Netherlands, Portugal and Sweden. This patent expires September 1, 2019;

●
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

AZX1101

To date, we own one patent application covering different compositions, which has been filed in France. This application was filed internationally (“PCT”) on October 13, 2015 as PCT/FR2015/052756 claiming priority to French patent application 1459935 dated October 16, 2014. This application was published as WO/2016/059341 titled “Hybrid Proteinaceous Molecule Capable Of Inhibiting At Least One Antibiotic And Pharmaceutical Composition Containing It.” At present all PCT contracting states are designated. The term of patent protection available is typically 20 years from the filing date of the earliest international (PCT) application. Patents are territorial rights, meaning that the rights conferred are only applicable in the country or region in which a patent has been filed and granted, in accordance with the law of that country or region. Patent enforcement is only possible after a patent is granted and before the expiration of the patent term. Any patent issuing from PCT/FR2015/052756 will expire on October 13, 2035, unless the patent term is extended pursuant to specific laws of the granting country. We expect to file additional patent applications covering the production process and formulation of AZX1101.

Manufacturing

MS1819 API is obtained by fermentation in bioreactors using our engineered and proprietary Yarrowia lipolytica strain. MS1819 is currently manufactured at a contract facility located in Capua Italy owned by DSM. The proprietary yeast cell line from which the API is derived is kept at a storage facility maintained by Charles River. Because the manufacturing process is fairly straightforward, we believe there are multiple alternative contract manufacturers capable of producing the product we need for clinical trials. The company is in the process of establishing alternative manufacturers and manufacturing sites for the product however there is no guarantee that the processes are easily reproducible and transferrable.

AZX1101 API production is still under development in-house with outside contract manufacturing organizations (CMO’s) producing material for animal work including proof-of-concept and toxicological work . To date, the manufacturing process appears fairly straightforward with multiple options leading us to believe that there are multiple alternative contract manufacturers capable of producing the products we will need for clinical trials however there are no guarantees that the processes will scale up or be considered acceptable for clinical trial use.

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

With respect to MS1819, we will compete with PPEs, a well-established market that is currently dominated by a few large pharmaceutical companies, including AbbVie Inc., Johnson & Johnson and Allergan plc. There are currently six PPE products that have been approved by the FDA for sale in the U.S. There is another synthetic lipase under development by Anthera Pharmaceuticals, Inc. (“Anthera”) that may be considered competitive to our efforts to enter the market with a non-animal based lipase; however, all clinical development on the Anthera asset was terminated as of March 12, 2018 due to lack of clinical efficacy. We believe our ability to compete in this market, if we are successful in developing and obtaining regulatory approval to market MS1819, will depend on our ability (or that of a corporate partner) to convince patients, their physicians, healthcare payors and the medical community of the benefits of using a non-animal based product to treat EPI, as well as by addressing other shortcomings associated with PPEs.

With respect to AZX1101, we are aware of only one beta-lactamase under active development by a U.S. specialty pharmaceutical company for the prevention of c. difficile infection, although the compounds being developed appear to have very limited efficacy to a narrower set of antibiotics rather than the broader group of antibiotics expected to be covered by our compound.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. To date, our research and development efforts have been conducted in France. We expect to continue to perform substantially all of our basic research activities in France in order to leverage our human capital expertise as well as to avail ourselves of tax credits awarded by the French government to research companies. We expect to continue to conduct early stage development work in Australia, New Zealand and France, with late stage development work, including the MS1819 Phase IIb study and subsequent Phase III trials in the U.S. as North America is our principal target market for any products that we may successfully develop.

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

Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of either a notice of claimed investigational exemption or an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs or BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is generally tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase II usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA for small molecule drugs, or a BLA is prepared and submitted for biologics. Section 351 of the Public Health Service Act (the “PHS Act”) defines a biological product as a “virus, therapeutic serum, toxin, antitoxin, vaccine, blood, blood component or derivative, allergenic product, or analogous product… applicable to the prevention, treatment, or cure of a disease or condition of human beings.” Similarly, FDA regulations and policies have established that biological products include blood-derived products, vaccines, in vivo diagnostic allergenic products, immunoglobulin products, products containing cells or microorganisms, and most protein products (including cytokines and enzymes). Biological products subject to the PHS Act also meet the definition of drugs under FDC Act, and therefore are regulated under provisions of both statutes. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or a BLA is substantial.

Once the submission is accepted for filing, the FDA begins an in-depth review. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The FDA may refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices, or GMP — a quality system regulating manufacturing — is satisfactory and the NDA or BLA contains data that provide substantial evidence that the drug is safe and effective in the indication studied. The issuance of a biologics license is a determination that the product, the manufacturing process, and the manufacturing facilities meet applicable requirements to ensure the continued safety, purity and potency of the biologic product.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter (with the U.S. license number, in the case of a biologic license) or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

A “biosimilar” product is a follow-on version of another biological product for which marketing approval is sought or has been obtained based on a demonstration that it is “biosimilar” to the original reference product. Section 351(k) of the PHS Act, added by the BPCIA, sets forth the requirements for an application for a proposed biosimilar product and an application or a supplement for a proposed interchangeable product. Section 351(i) defines biosimilarity to mean “that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components” and that “there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity, and potency of the product.” A 351(k) application must contain, among other things, information demonstrating that the biological product is biosimilar to a reference product based upon data derived from analytical studies, animal studies, and a clinical study or studies, unless the FDA determines, in its discretion, that certain studies are unnecessary. To meet the additional standard of “interchangeability,” an applicant must provide sufficient information to demonstrate biosimilarity, and also to demonstrate that the biological product can be expected to produce the same clinical result as the reference product in any given patient and, if the biological product is administered more than once to an individual, the risk in terms of safety or diminished efficacy of alternating or switching between the use of the biological product and the reference product is not greater than the risk of using the reference product without such alternation or switch. Biosimilar drugs are not generic drugs, which are shown to be the same as the reference product. However, biosimilar products that are also determined to be interchangeable may be substituted for the reference product without the intervention of the prescribing healthcare provider.

              In many cases, biosimilars may be brought to market without conducting the full suite of clinical trials typically required of originators. The law establishes a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlines statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting others, for a period of 12 years, from gaining FDA approval based in part on reliance on or reference to the innovator’s data in their application to the FDA. Moreover, a biosimilar applicant cannot file their application until 4 years after the reference biological product was first licensed. The law does not change the duration of patents granted on biologic products but does provide procedures for resolving patent disputes based on a biosimilar application.

The FDA maintains lists of biological products, including any biosimilar and interchangeable biological products licensed by the FDA under the PHS Act in a book titled “Lists of Licensed Biological Products with Reference Product Exclusivity and Biosimilarity or Interchangeability Evaluations” (the “Purple Book”). The Purple Book includes the date a biological product was licensed under 351(a) of the PHS Act and whether the FDA evaluated the biological product for reference product exclusivity. If the FDA has determined that a biological product is protected by a period of reference product exclusivity, the list will identify the date of first licensure and the date that reference product exclusivity (including any attached pediatric exclusivity) will expire. The list will not identify periods of orphan exclusivity and their expiration dates for biological products as those dates are available at the searchable database for Orphan Designated and/or Approved Products. The Purple Book also identifies whether a biological product licensed under section 351(k) of the PHS Act has been determined by the FDA to be biosimilar to or interchangeable with a reference biological product. Biosimilar and interchangeable biological products licensed under section 351(k) of the PHS Act are listed under the reference product to which biosimilarity or interchangeability was demonstrated.

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

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA or BLA. The FDA also may require post-marketing testing, known as Phase IV testing, risk minimization action plans, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices (“cGMPs”) after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs, BLAs or supplements to the same must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA and BLA holders a six-month extension of any exclusivity — patent or non-patent — for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Foreign Regulatory Issues

Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority of a foreign country must generally be obtained prior to the commencement of marketing in that country. Although the time required to obtain such approval may be longer or shorter than that required for FDA approval, the requirements for FDA approval are among the most detailed in the world.

Employees

As of December 31, 2017, we had thirteen full-time employees, of whom nine were employed by AzurRx SAS and located in France and four were employed by us and located in our office in Brooklyn, New York.

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

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a negative effect on us and our financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Annual Report as well as in other communications.

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

We have incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at December 31, 2017 of approximately $527,000 and had an accumulated deficit at December 31, 2017 of approximately $33,983,000. We believe that our cash on hand, including the approximately $2,200,000 in net proceeds received in 2018 from the exercise of warrants, will sustain operations until September 2018. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets, including Health Canada’s Therapeutic Products Directorate, or the TPD, and the European Medicines Agency, or the EMA. In the United States, we are not permitted to market our product candidates until we receive approval of an NDA or BLA from the FDA. The process of obtaining such approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Our principal product candidate, MS1819 has only completed a phase Ib clinical trial, while our second product, AZX1101 has only been tested in a pre-clinical setting. Success in pre-clinical studies or early clinical trials does not mean that later clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results.

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

Although we commenced a Phase II clinical trial for MS1819 in late-2016, and currently anticipate completing the preclinical work necessary to file an IND for AZX1101 by the end of 2018 the commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●
obtaining regulatory clearance to commence a clinical trial;
●
identifying, recruiting and training suitable clinical investigators;
●
reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;
●
obtaining sufficient quantities of a product candidate for use in clinical trials;
●
obtaining Investigator Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
●
identifying, recruiting and enrolling patients to participate in a clinical trial;
●
retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues; and
●
availability of funds.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with current cGCPs or other applicable foreign government guidelines governing the design, safety monitoring, quality assurance and ethical considerations associated with clinical studies. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs, which are the FDA’s regulations governing the design, monitoring and control of manufacturing processes and facilities. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

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

Some of our product candidates, including related intellectual property rights, were licensed from third parties. Under the terms of our license agreements, the licensors generally have the right to terminate such agreements in the event of a material breach by us. Our licenses require us to make annual, milestone or other payments prior to commercialization of any product and our ability to make these payments depends on our ability to generate cash in the future. These agreements generally require us to use diligent and reasonable efforts to develop and commercialize the product candidate. In the case of MS1819, Mayoly licenses MS1819 from a third party and, accordingly, our rights to MS1819 are also subject to Mayoly’s performance of its obligations to its licensor, any breach of which we may be required to remedy in order to preserve our rights.

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

The proprietary yeast strain used to manufacture MS1819 API is located in a storage facility maintained by Charles River Laboratories in Malvern, Pennsylvania, and such manufacturing is conducted by DSM Capua SPA in Italy. We are completely dependent on these third parties for product supply and our MS1819 development programs would be adversely affected by a significant interruption in our ability to receive such materials. Furthermore, our third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable regulatory authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third-party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

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

We are dependent on our management team and clinical development personnel and our success will depend on their continued service, as well as our ability to attract and retain highly qualified personnel. In particular, the continued service of our senior management team, including Johan M. (Thijs) Spoor, our President and Chief Executive Officer, Maged Shenouda, our Chief Financial Officer, and Daniel Dupret, our Chief Scientific Officer, is critical to our success. The market for the services of qualified personnel in the pharmaceutical industry is highly competitive. The loss of service of any member of our senior management team or key personnel could prevent, impair or delay the implementation of our business plan, the successful conduct and completion of our planned clinical trials and the commercialization of any product candidates that we may successfully develop. We do not carry key man insurance for any member of our senior management team.

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
●
the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), which prohibits, among other things, executing a scheme to defraud healthcare programs;
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

As of December 31, 2017, we had thirteen employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are a company in the development stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have generated operating losses since our inception, including losses of approximately $11,096,000 and $14,592,000 for the years ended December 31, 2017 and 2016, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We have incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at December 31, 2017 of approximately $527,000 and had an accumulated deficit at December 31, 2017 of approximately $33,983,000. We believe that our cash on hand, including the approximately $2,200,000 in net proceeds received in 2018 from the exercise of warrants, will sustain operations until September 2018. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2017 and 2016, we incurred research and development expenses of approximately $2,395,000 and $2,496,000, respectively. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We believe that our cash on hand, including the approximately $2,200,000 in net proceeds received in 2018 from the exercise of warrants, will sustain our operations until September 2018 and that we will require substantial additional funds to support our continued research and development activities, as well as the anticipated costs of preclinical studies and clinical trials, regulatory approvals and potential commercialization. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions, among other restrictions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

We have certain debentures outstanding, in the total amount, including accrued interest, of $387,200, which debentures mature on July 11, 2018. If we are unable to pay the debentures when due, or otherwise restructure the debentures, we will be in default.

During the quarter ended June 30, 2017, we issued certain debentures, the principal and original issue discount of which is $1,120,000. The holder has converted $732,799 of these debentures into 189,256 shares of the Company’s Common Stock. The debentures are due on July 11, 2018 (the “Maturity Date”). In the event we do not have the cash resources to pay the debentures when due, such debentures will be in default. As a result, our business, financial condition and future prospects could be negatively impacted.

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

        Our stock price may experience substantial volatility as a result of a number of factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our executive offices are located in approximately 687 square feet of office space at 760 Parkside Avenue, Downstate Biotechnology Incubator, Suite 304, Brooklyn, NY 11226 that we occupy under a lease expiring on December 31, 2018 with the option for multiple year renewals. The operations of AzurRx SAS are conducted at approximately 4,520 square feet of office space located at 290 chemin de Saint Dionisy, Jardin des Entreprises, 30980 Langlade, France, that we occupy under a nine-year lease expiring in December 24, 2020.

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

The following table sets forth high and low sales prices for our Common Stock for the calendar quarter and year indicated as reported by NASDAQ. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions. Our Common Stock began trading on NASDAQ on October 11, 2016, and the following table reflects the high and low sales prices for our Common Stock subsequent to that date:

	High	Low
Fiscal Year Ending December 31, 2017
First quarter ending March 31, 2017	$5.00	$3.44
Second quarter ending June 30, 2017	4.20	3.25
Third quarter ending September 30, 2017	5.25	3.07
Fourth quarter ending December 31, 2017	3.98	2.40

Fiscal Year Ending December 31, 2016
Fourth quarter ending December 31, 2016	5.48	3.96

Holders
At March 15, 2018, there were 12,572,395 shares of our Common Stock outstanding and approximately 123 shareholders of record.

Dividends

We did not declare any dividends on our Common Stock for the years ended December 31, 2017 and 2016. Our board of directors does not intend to distribute dividends in the future. Instead, we plan to retain any earnings to finance the development and expansion of our business. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our board of directors is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, redemption, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In addition, the preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of us. Although we do not currently intend to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	545,000	$4.05	963,553

Equity compensation plans not approved by security holders	-	-	-

Total	545,000	$4.05	963,553

Transfer Agent

The transfer agent for our Common Stock is Colonial Stock Transfer, 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111, Tel: (801) 355-5740.

ITEM 6. SELECTED FINANCIAL DATA

As an “emerging growth company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

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

Critical Accounting Policies and Estimates

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

Intangible Assets

Our definite-lived intangible assets have a carrying value of approximately $1,346,000 and $1,836,000, at December 31, 2017 and 2016, respectively. These assets include in-process research and development and license agreements. These intangible assets were recorded at historical cost and are stated net of accumulated amortization.

              The in-process research and development and licenses are amortized over their remaining estimated useful lives, ranging from 5 to 12 years, based on the straight-line method. The estimated useful lives directly impact the amount of amortization expense recorded for these assets on a quarterly and annual basis.

In addition, we test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. Judgment is used in determining when these events and circumstances arise. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss. No events or circumstances arose in the years ended December 31, 2017 and 2016 that would indicate that the carrying value of any of our definite-lived intangible assets may not be recoverable.

Goodwill

Goodwill relates to the acquisition of ProteaBio Europe during 2014 and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized but is subject to periodic review for impairment. As a result, the amount of goodwill is directly impacted by the estimates of the fair values of the assets acquired and liabilities assumed.

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

The carrying value of goodwill at December 31, 2017 and 2016 was approximately $2,016,000 and $1,768,000, respectively. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various U.S. and foreign jurisdictions and remain subject to examination by taxing jurisdictions for the calendar year 2014 and all subsequent periods due to the availability of net operating loss carryforwards. To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may reduce our effective income tax rate and would be recognized in the period of resolution.

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

General

To date, we have not generated any revenues from operations and at December 31, 2017, we had an accumulated deficit of approximately $33,994,000, primarily as a result of research and development (“R&D”) expenses and general and administrative (“G&A”) expenses. While in the future we may generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or net income.

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

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2017, we had cash of approximately $573,000, negative working capital of approximately $527,000, and had sustained cumulative losses attributable to common stockholders of approximately $33,983,000. We believe that our cash on hand, including the approximately $2,200,000 in net proceeds received in 2018 from the exercise of warrants, will sustain operations until September 2018. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our operations to date primarily through the completion of our initial public offering (“IPO”), the issuance of debt and convertible debt securities, as well as the issuance of Common Stock. The debt was issued through short-term 8% convertible promissory notes, original issue discounted convertible notes (the “OID Notes”), and the issuance of the Debentures to LPC.

On October 14, 2016, we completed an IPO of 960,000 shares of our Common Stock at an initial public offering price of $5.50 per share and received gross proceeds of $5,280,000. We incurred total expense of approximately $1,774,000 in connection with the IPO, resulting in net offering proceeds of $3,506,000.

During the quarter ended June 30, 2017, we issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to Lincoln Park Capital Fund, LLC (“LPC”), resulting in gross proceeds of $1,000,000 (the “Debenture Offering”). We incurred total expenses in connection with the consummation of the Debenture Offering of approximately $85,000, resulting in net offering proceeds of $915,000. In addition, in June and July of 2017 we issued Units resulting in net offering proceeds of approximately $4,645,000 and in January 2018 we received proceeds of $2,239,617 from the exercise of the Reprice Warrants.

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

Cash Flows for the Years Ended December 31, 2017 and 2016

Net cash used in operating activities for the year ended December 31, 2017 was $7,184,638, which primarily reflected our net loss of $11,096,383 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $753,998, non-cash fair value adjustment of the contingent consideration of $140,000, non-cash stock-based compensation of $609,369, non-cash restricted stock granted to consultants, employees, and directors of $869,017, non-cash warrant expense of $538,945, accreted interest on OID convertible debt of $104,328, a beneficial conversion feature of OID convertible debt of $395,589, and accreted interest on debt discount - warrants of $280,834, non-cash stock granted for OID Debt maturity extension of $90,300, and a non-cash warrant modification expense of $397,570. Changes in assets and liabilities are due to a decrease in prepaid expenses of $43,491 due primarily to the expensing of prepaid insurance and an increase in accounts payable and accrued expenses of $233,777.

Net cash used in operating activities for the year ended December 31, 2016 was $4,534,859, which primarily reflected our net loss of $14,591,662 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $734,500, fair value adjustment of the warrants liability of $2,329,019, fair value adjustment of the contingent consideration of ($300,000), restricted stock granted to employees and directors of $603,750, warrant expense to placement agents of $55,097, warrant expense for lockup provisions of $2,741,003, accreted interest on OID convertible debt of $1,160,267, a beneficial conversion feature of OID convertible debt of $1,144,865, and accreted interest on debt discount - warrants of $883,429. Changes in assets and liabilities are due to a decrease in other receivables of $132,038 due primarily to the settling of amounts owed from an investor in the OID Notes and an increase in accounts payable and accrued expenses of $805,766 due to our cash position, offset by an increase in prepaid expenses of $229,411 due to the addition of prepaid D&O liability insurance.

Net cash used in investing activities for the years ended December 31, 2017 and 2016 was $32,168 and $12,355, respectively, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2017 was $6,013,218, which consisted of the gross proceeds resulting from the issuance of the Debentures to LPC of $1,000,000 and the net proceeds resulting from the June 2017 Private Placement of $5,009,225, proceeds from the issuance of notes payable from a financing agreement for our D&O insurance premiums of $296,338 offset by repayments of notes payable of $292,345.

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

Consolidated Results of Operations for the Years Ended December 31, 2017 and 2016

We have not yet achieved revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our principal product candidates, consisting of AZX1101 and MS1819.  As a result, we did not have any revenue during the years ended December 31, 2017 or 2016.

R&D expenses were $2,395,478 for the year ended December 31, 2017, as compared to $2,496,105 for the year ended December 31, 2016, a decrease of $100,627. We expect R&D expense to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

G&A expenses were $7,685,706 for the year ended December 31, 2017, as compared to $4,129,053 for the year ended December 31, 2016, an increase of $3,556,653. The increase was due primarily to non-cash restricted stock, stock-based compensation, and warrants granted/modified of $2,017,331, salaries and bonus increased by $330,542, as well as various increased expenses associated with being a publicly reporting company such as legal fees increased by $181,547, accounting and auditing fees increased by $178,281, investor relations increased by $277,926, directors’ fees increased by $25,000, and directors and officer’s insurance increased by $211,707. We expect G&A expense to increase going forward as we proceed to advance our product candidates through the development and regulatory process.

Fair value adjustment of our contingent consideration increased $140,000 for the year ended December 31, 2017 as compared to a decrease of $300,000 for the year ended December 31, 2016, due primarily to the change in time on the present value of the expected cash flows.

Interest expense for the year ended December 31, 2017 was $875,199 as compared to $5,937,486 for the year ended December 31, 2016. The lower interest expense is due to having less OID Notes outstanding during 2017 as compared to 2016.

Fair value adjustment of our warrants was $0 and $2,329,018, respectively, for the years ended December 31, 2017 and 2016. The difference is due to no longer having any warrant liability in 2017.

Net loss was $11,096,383 and $14,591,662, respectively, for the years ended December 31,2017 and 2016. The lower net loss for the year ended December 31, 2017 compared to the same period in 2016 is due to the changes in expenses as noted above.

Off-Balance Sheet Items

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations:

Contractual Obligation	Total	2018	2019	2020	2021	2022
Operating Leases	$233,386	$97,514	$67,936	$67,936	$-	$-

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An emerging growth company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of AzurRx BioPharma, Inc., including the notes thereto, together with the report thereon of Mazars USA LLP, the Company’s independent registered public accounting firm, are included in this Annual Report as a separate section beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, our internal control over financial reporting was effective based upon those criteria.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls over financial reporting.

Changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are improved resources and ability to identify, evaluate, and appropriately conclude on accounting and reporting treatment.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2018.

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

10.2+
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
10.5
Securities Purchase Agreement dated April 11, 2017 between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed April 12, 2017)

10.6
12% Senior Secured Original Issue Discount Convertible Debenture between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference from Exhibit 10.2 filed with Current Report on Form 8-K, filed April 12, 2017)

10.7
Form of Series A Warrant dated April 11, 2017 between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference from Exhibit 10.3 filed with Current Report on Form 8-K, filed April 12, 2017)

10.8
Registration Rights Agreement dated April 11, 2017 between the Registrant and Lincoln Park Capital Fund, LLC (Incorporated by reference from Exhibit 10.4 filed with Current Report on Form 8-K, filed April 12, 2017)

10.9	Form of Securities Purchase Agreement dated June 5, 2017 (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed June 9, 2017)
10.10	Form of Registration Rights Agreement dated June 5, 2017 (Incorporated by reference from Exhibit 10.2 filed with Current Report on Form 8-K, filed April 12, 2017)
10.11	Form of Series A Warrant, dated June 5, 2017 (Incorporated by reference from Exhibit 10.3 filed with Current Report on Form 8-K, filed June 9, 2017)
10.12	Form of Series A-1 Warrant, dated June 5, 2017 (Incorporated by reference from Exhibit 10.4 filed with Current Report on Form 8-K, filed June 9, 2017)
10.13	Sublicense Agreement dated August 7, 2017 by and between the Registrant and TransChem, Inc. (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed August 11, 2017).
10.14	Employment Agreement between the Registrant and Mr. Shenouda (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed October 2, 2017).
10.15
Modification to 12% Senior Secured Original Issue Discount Convertible Debenture, dated November 10, 2017 (Incorporated by reference from Exhibit 10.1 filed with Quarterly Report on Form 10-Q, filed November 13, 2017).

10.16	Form of Exercise Letter (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed January 5, 2018).
10.17	Form of Partial Exercise Letter (Incorporated by reference from Exhibit 10.2 filed with Current Report on Form 8-K, filed January 5, 2018).
14.1
Code of Ethics of AzurRx BioPharma, Inc. Applicable To Directors, Officers And Employees (Incorporated by reference from Exhibit 14.1 filed with Registration Statement on Form S-1, filed July 13, 2016).

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 filed with Registration Statement on Form S-1, filed July 13, 2016).
23	Consent of Mazars USA LLP, dated March 16, 2018, filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ Confidential treatment has been granted with respect to portions of this exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

AZURRX BIOPHARMA, INC.
March 16, 2018	By: /s/ Johan M. (Thijs) Spoor Name: Johan M. (Thijs) Spoor Title: President and Chief Executive Officer By: /s/ Maged Shenouda Name: Maged Shenouda Title: Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Johan M. (Thijs) Spoor	President, Chief Executive Officer and Director	March 16, 2018
Johan M. (Thijs) Spoor	(principal executive officer)

/s/ Maged Shenouda	Chief Financial Officer and Director	March 16, 2018
Maged Shenouda	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Chairman of the Board of Directors	March 16, 2018
Edward J. Borkowski

/s/ Alastair Riddell	Director	March 16, 2018
Alastair Riddell

/s/ Charles Casamento	Director	March 16, 2018
Charles Casamento

/s/ Vern Lee Schramm	Director	March 16, 2018
Vern Lee Schramm

AzurRx BioPharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AzurRx BioPharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AzurRx BioPharma, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $33,983,429 at December 31, 2017. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2015.

New York, New York
March 16, 2018

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets
	12/31/17	12/31/16
ASSETS
Current Assets:
Cash	$573,471	$1,773,525
Other receivables	1,104,134	961,038
Prepaid expenses	274,963	229,411
Total Current Assets	1,952,568	2,963,974

Property, equipment, and leasehold improvements, net	133,987	151,622

Other Assets:
In process research & development, net	307,591	301,531
License agreements, net	1,038,364	1,534,487
Goodwill	2,016,240	1,767,550
Deposits	30,918	34,678
Total Other Assets	3,393,113	3,638,246
Total Assets	$5,479,668	$6,753,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,187,234	$1,471,280
Accounts payable and accrued expenses - related party	868,105	707,181
Note payable	159,180	155,187
Convertible debt	257,365	-
Interest payable	7,192	7,192
Total Current Liabilities	2,479,076	2,340,840

Contingent consideration	1,340,000	1,200,000
Total Liabilities	3,819,076	3,540,840

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2017 and 2016; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 12,042,574 and 9,631,088 shares issued and outstanding, respectively, at December 31, 2017 and 2016	1,205	963
Additional paid in capital	37,669,601	27,560,960
Subscriptions receivable	(1,071,070)	-
Accumulated deficit	(33,983,429)	(22,887,046)
Accumulated other comprehensive loss	(955,715)	(1,461,875)
Total Stockholders' Equity	1,660,592	3,213,002
Total Liabilities and Stockholders' Equity	$5,479,668	$6,753,842

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended 12/31/17	Year Ended 12/31/16

Research and development expenses	$2,395,478	$2,496,105
General & administrative expenses	7,685,706	4,129,053
Fair value adjustment, contingent consideration	140,000	(300,000)

Loss from operations	(10,221,184)	(6,325,158)

Other:
Interest expense	(875,199)	(5,937,486)
Fair value adjustment, warrants	-	(2,329,018)
Total other	(875,199)	(8,266,504)

Loss before income taxes	(11,096,383)	(14,591,662)

Income taxes	-	-

Net loss	$(11,096,383)	$(14,591,662)

Other comprehensive loss:
Foreign currency translation adjustment	506,160	(115,811)
Total comprehensive loss	$(10,590,223)	$(14,707,473)

Basic and diluted weighted average shares outstanding	10,628,835	6,504,789

Loss per share - basic and diluted	$(1.04)	$(2.24)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total
Balance, January 1, 2016	71	$3,479,000	4,296,979	$430	$2,532,188	$-	$(8,295,384)	$(1,346,064)	$(3,629,830)
Common stock issued			960,000	96	3,505,978				3,506,074
Preferred stock converted into common stock	(71)	(3,479,000)	1,731,949	173	3,478,827				0
Convertible debt converted into common stock			2,642,160	264	9,828,572				9,828,836
Restricted stock granted to employees/directors					603,750				603,750
Warrants issued to investment bankers					55,097				55,097
Warrants issued to convertible debt holders for lockup provisions					2,741,003				2,741,003
Warrant liability reclassified into additional paid in capital at IPO					3,670,680				3,670,680
Beneficial conversion feature on convertible debt issuances					1,144,865				1,144,865
Foreign currency translation adjustment								(115,811)	(115,811)
Net loss							(14,591,662)		(14,591,662)
Balance, December 31, 2016	-	$-	9,631,088	$963	$27,560,960	$-	$(22,887,046)	$(1,461,875)	$3,213,002

Common stock issued in private placement			1,542,858	154	5,009,071				5,009,225
Stock-based compensation					609,369				609,369
Restricted stock granted to employees/directors			115,000	12	487,290				487,302
Restricted stock granted to consultants			105,944	11	381,704				381,715
Warrants issued to consultants					538,945				538,945
Warrants issued in association with convertible debt issuances					410,672				410,672
Beneficial conversion feature on convertible debt issuances					395,589				395,589
Convertible debt converted into common stock			189,256	19	717,107				717,126
Common stock issued for convertible debt extension			30,000	3	90,297				90,300
Warrant modification					397,570				397,570
Common stock subscribed			428,428	43	1,071,027				1,071,070
Subscriptions receivable						(1,071,070)			(1,071,070)
Foreign currency translation adjustment								506,160	506,160
Net loss							(11,096,383)		(11,096,383)
Balance, December 31, 2017	-	$-	12,042,574	$1,205	$37,669,601	$(1,071,070)	$(33,983,429)	$(955,715)	$1,660,592

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows

	Year Ended 12/31/17	Year Ended 12/31/16
Cash flows from operating activities:
Net loss	$(11,096,383)	$(14,591,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,520	44,305
Amortization	704,478	690,195
Fair value adjustment, warrants	-	2,329,018
Fair value adjustment, contingent consideration	140,000	(300,000)
Stock-based compensation	609,369	-
Restricted stock granted to employees/directors	487,302	603,750
Restricted stock granted to consultants	381,715	-
Warrants issued to consultants	538,945	55,097
Warrants issued for lockup provisions	-	2,741,003
Accreted interest on convertible debt	104,328	1,160,267
Convertible debt beneficial conversion feature	395,589	1,144,865
Accreted interest on debt discount - warrants	280,834	883,429
Common stock issued for convertible debt extension	90,300	-
Warrant modification	397,570	-
Changes in assets and liabilities:
Other receivables	3,438	132,038
Prepaid expenses	(43,491)	(229,411)
Deposits	5,625	(9,524)
Accounts payable and accrued expenses	(233,777)	805,765
Interest payable	-	6,006
Net cash used in operating activities	(7,184,638)	(4,534,859)

Cash flows from investing activities:
Purchase of property and equipment	(32,168)	(12,355)
Net cash used in investing activities	(32,168)	(12,355)

Cash flows from financing activities:
Proceeds from sale of stock - IPO	-	5,280,000
Payments of offering costs - IPO	-	(1,420,107)
Issuances of common stock	5,009,225	-
Proceeds of note payable	296,338	232,000
Repayments of note payable	(292,345)	(76,813)
Issuances of convertible debt	1,000,000	2,094,000
Repayments of convertible debt	-	(362,786)
Net cash provided by financing activities	6,013,218	5,746,294

(Decrease) Increase in cash	(1,203,588)	1,199,080
Effect of exchange rate changes on cash	3,534	(7,223)
Cash, beginning balance	1,773,525	581,668
Cash, ending balance	$573,471	$1,773,525

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,148	$1,393
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred shares into common shares by Protea	$-	$3,479,000
Conversion of convertible promissory notes into convertible debt	$-	$135,000
Conversion of convertible debt into common stock	$717,126	$9,828,836
Warrant liability reclassified into additional paid in capital at IPO	$-	$3,670,680

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

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

The financial statements for the years ended December 31, 2017 and 2016 include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS. Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at December 31, 2017 of approximately $527,000, and had an accumulated deficit of approximately $33,983,000 at December 31, 2017. The Company currently believes that its cash on hand, including the approximately $2,200,000 in net proceeds received in 2018 from the exercise of warrants, will sustain its operations until September 2018. The Company is dependent on obtaining, and continues to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue operations. Without adequate funding, the Company may not be able to meet its obligations. Management believes these conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Note 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates
The accompanying consolidated financial statements are prepared in conformity with U.S. GAAP and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements (including goodwill, intangible assets and contingent consideration), and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At December 31, 2017 and 2016, the Company had approximately $78,859 and $1,279,000, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

The Company also has exposure to foreign currency risk as its subsidiary in France has a functional currency in Euros.

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

Laboratory Equipment 5 years
Computer Equipment 5 years
Office Equipment 7-8 years
Leasehold Improvements Term of lease or estimated useful life of the assets; whichever is shorter

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. At December 31, 2017 and 2016, there are no restrictions on the Company’s title of property, equipment, and leasehold improvements and no amounts have been pledged as security for liabilities.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through December 31, 2017.

Intangible assets subject to amortization consist of in process research and development and license agreements reported at the fair value at date of the acquisition less accumulated amortization. Amortization expense is provided using the straight-line method over the estimated useful lives of the assets as follows:

In Process Research & Development 12 years
License Agreements 5 years

Research and Development
Research & development costs are charged to operations when incurred and are included in operating expenses. Research & development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, the fees paid to maintain the Company’s licenses, and the payments to third parties for clinical trial and additional product development and testing.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

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

Stock-Based Compensation
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan which took effect on May 12, 2014. The Company accounts for its stock-based compensation awards to employees and directors in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

Equity-Based Payments to Non-Employees
The Company accounts for equity instruments, including restricted stock, stock options and warrants, issued to non-employees in accordance with authoritative guidance (ASC Topic 505-50 Equity-based Payments to Non-Employees). All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date of grant if nonforfeitable and fully vested, or (ii) the date the non-employee's performance is completed and there is no further associated performance commitment. The fair value of unvested equity instruments granted to non-employees is re-measured at each reporting date, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered. The expense is recognized in the same manner as if we had paid cash for the services provided by the non-employees.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2017 and 2016, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Impairment of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2017.

Foreign Currency Translation
For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities are translated to U.S. dollars, which is the functional currency, at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the periods presented. Gains and losses from translation adjustments are accumulated in a separate component of shareholders’ equity.

Collaboration Agreements
As more fully discussed in Note 15, the Company has joint research collaboration agreements with Laboratoires Mayoly Spindler SAS and INRA TRANSFERT. Any payments due from our collaboration partners is recorded as a reduction in research and development expenses.

Sublicense Agreement
As more fully discussed in Note 15, the Company entered into a Sublicense Agreement with TransChem, Inc. pursuant to which TransChem granted the Company an exclusive license to certain patents and patent applications. Any payments made to Transchem for this agreement will be recorded as research and development expenses.

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

Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. Early adoption is permitted. The Company currently believes that the adoption of this pronouncement will not have an impact on the Company’s financial statements.

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill impairment. The new guidance eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by reducing the goodwill balance by the difference between the carrying value and the reporting unit’s fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company believes that the adoption of this pronouncement will not have an impact on the Company’s measurement of goodwill impairment.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as tomodify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company believes that the adoption of this pronouncement will not have an impact on the Company’s financial statements.

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

Note 3 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

At December 31, 2017 and 2016, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 7.

During 2016, the Company had Level 3 instruments consisting of the Company’s common stock warrant liability related to the Company’s convertible debt, see Note 10.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At December 31, 2017:
Contingent consideration	$1,340,000	$-	$-	$1,340,000

At December 31, 2016:
Contingent consideration	$1,200,000	$-	$-	$1,200,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:

	Contingent	Warrant
	Consideration	Liability
Balance at January 1, 2016	$1,500,000	$818,216
Issuance of warrants	-	523,446
Change in fair value	(300,000)	2,329,018
Reclassified to equity at IPO Date	-	(3,670,680)
Balance at December 31, 2016	1,200,000	-
Change in fair value	140,000	-
Balance at December 31, 2017	$1,340,000	$-

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at December 31, 2017 and 2016 included projected net sales over a period of patent exclusivity (7 years and 8 years, respectively), discounted by (i) the Company’s weighted average cost of capital (32.4% and 30.2%, respectively), (ii) the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, (iii) asset volatility (83.1% and 71%, respectively), that replaces the equity volatility in the traditional BSM, (iv) risk-free rates (ranging from 1.8% to 2.4% and 1.6% to 2.4%, respectively), and (v) an option-adjusted spread (0.6% and 1.3%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the outstanding warrants was measured using a Binomial Option Pricing model. Inputs used to determine estimated fair value of the warrant liabilities reclassified to equity at the IPO Date include the estimated fair value of the underlying stock at the valuation date of $5.50, the estimated term in years of the warrants ranging from 3.87 to 4.58 years, risk-free interest rate of 1.24%, expected dividends of zero, and the expected volatility of 90% of the underlying stock. The significant unobservable inputs used in the fair value measurement of the warrant liabilities are the fair value of the underlying stock at the valuation date and the estimated term of the warrants.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2017:
Cash	$573,471	$-	$573,471	$-	$-
Other receivables	$1,104,134	$-	$-	$1,104,134	$1,104,134
Notes payable	$159,180	$-	$-	$159,180	$159,180
Convertible debt	$257,365	$-	$-	$387,201	$387,201

At December 31, 2016:
Cash	$1,773,525	$-	$1,773,525	$-	$-
Other receivables	$961,038	$-	$-	$961,038	$961,038
Notes payable	$155,187	$-	$-	$155,187	$155,187

The fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received within nine months from year end and amounts due from our collaboration partner Mayoly, see Note 15.

The fair value of note payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of convertible debt is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates, or the current interest rates of similar instruments.

Note 4 - Other Receivables

Other receivables consisted of the following:

	December 31,	December 31,
	2017	2016
R&D tax credits	$954,897	$758,305
Other	149,237	202,733
Total other receivables	$1,104,134	$961,038

The R&D tax credits are refundable tax credits for research conducted in France. Other consists primarily of amounts due from collaboration partner Mayoly, see Note 15, and non-income tax related items from French government entities.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	December 31,	December 31,
	2017	2016
Laboratory equipment	$165,611	$165,611
Computer equipment	44,364	19,718
Office equipment	36,334	29,006
Leasehold improvements	29,163	29,163
Total property, plant and equipment	275,472	243,498
Less accumulated depreciation	(141,485)	(91,876)
Property, plant and equipment, net	$133,987	$151,622

Depreciation expense for the years ended December 31, 2017 and 2016 was $49,520 and $44,305, respectively. Depreciation expense is included in general and administrative (“G&A”) expenses.

Note 6 - Intangible Assets and Goodwill

Intangible assets are as follows:

	December 31,	December 31,
	2017	2016
In process research and development	$436,385	$382,560
Less accumulated amortization	(128,794)	(81,029)
In process research and development, net	$307,591	$301,531

License agreements	$3,560,107	$3,120,991
Less accumulated amortization	(2,521,743)	(1,586,504)
License agreements, net	$1,038,364	$1,534,487

Amortization expense for the years ended December 31, 2017 and 2016 was $704,478 and $690,195, respectively.

As of December 31, 2017, amortization expense is expected to be as follows for the next five years:

2018	$748,387
2019	362,709
2020	36,365
2021	36,365
2022	36,365

Goodwill is as follows:

Balance at January 1, 2016	$1,832,579
Foreign currency translation	(65,029)
Balance at December 31, 2016	1,767,550
Foreign currency translation	248,690
Balance at December 31, 2017	$2,016,240

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Note 7 - Contingent Consideration

On June 13, 2014, the Company completed a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”). Pursuant to the SPA, the Company is obligated to pay Protea certain contingent consideration in U.S. dollars upon the satisfaction of certain events, including (i) a onetime milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a Business Product (as such term is defined in the SPA). (ii) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000, and (iii) 10% of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe, see Note 3.

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2017	2016
Trade payables	$705,041	$1,072,358
Accrued expenses	262,200	73,750
Accrued payroll	219,993	325,172
Total accounts payable and accrued expenses	$1,187,234	$1,471,280

Note 9 - Note Payable

On October 30, 2017, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $237,137 that bears interest at an annual rate of 5.537%. Monthly payments, including principal and interest, are $26,960 per month. The balance due under this financing agreement at December 31, 2017 was $159,180.

On October 11, 2016, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $232,000 that bears interest at an annual rate of 2.7%. Monthly payments, including principal and interest, were $26,069 per month. Amounts due under this financing agreement have been fully repaid in 2017. The balance due under this financing agreement at December 31, 2016 was $155,187.

Note 10 - Original Issue Discounted Convertible Notes and Warrants

LPC OID Debenture
On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to LPC. The principal and original issue discount of $1,120,000 due under the terms of the Debenture were due on the Maturity Date, which is defined as the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AES, of certain tax credits that the Company is expected to receive prior to November 10, 2017 (the “Tax Credit”). On November 10, 2017, the Company and LPC modified the Debenture to extend the Maturity Date to November 29, 2017, subject to the Company’s right to extend the Maturity Date to July 11, 2018 (the “Extension Option”). As consideration for the extension of the Maturity Date, the Company was obligated to issue 30,000 shares of the Company’s common stock to LPC on November 15, 2017. These shares were valued at $90,300 and charged to interest expense.

The principal and original issue discount amount of the Debenture is convertible into shares of the Company’s common stock at LPC’s option, at a conversion price equal to $3.872 (“Conversion Price”). Provided certain conditions related to compliance with the terms of the Debenture are satisfied, the closing price of the Company’s common stock exceeds 150% of the Conversion Price, the median daily volume for the preceding 30 days exceeds 50,000 shares per day, among other conditions, the Company may, at its option, force conversion of the Debenture for an amount equal to the outstanding balance of the principal and original issue discount of the Debenture. During the year ended December 31, 2017, LPC elected to convert $717,126 of the Debenture pursuant to which LPC received 189,256 shares of common stock. On January 10, 2018, LPC elected to convert $100,672 of the Debenture pursuant to which LPC received 26,000 shares of common stock.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s common stock at an exercise price of $4.2592 per share (“LPC Series A Warrant”) that will terminate five years after the date of issuance.

The obligations under the Debenture are guaranteed by AES, as well as a security agreement providing LPC with a secured interest in the Tax Credit.

The Company also entered into a Registration Rights Agreement granting LPC certain registration rights with respect to the shares of common stock issuable upon conversion of the Debenture, and upon exercise of the LPC Series A Warrants. All of these shares were registered pursuant to registration statement on Form S-1 declared effective by the SEC on August 11, 2017.

The Company accounted for the LPC Series A Warrant feature of the Debenture based upon the relative fair value of the LPC Series A Warrants on the date of issuance of the Debenture of $246,347, which was recorded as additional paid in capital and a discount to the Debenture.

The proceeds received from the issuance of the Debenture were allocated based on the relative fair values of the Debenture and the LPC Series A Warrant.

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

The effective interest rate after the allocation of proceeds to the LPC Series A Warrant and the BCF is 363%.

The Company exercised its Extension Option on November 29, 2017 and issued to LPC an additional warrant to purchase 164,256 shares of the Company’s common stock at an exercise price of $3.17 per share (“LPC Series B Warrant”) that will terminate five years after the date of issuance.

The Company accounted for the LPC Series B Warrant feature of the Debenture based upon the relative fair value of the warrants on the date of issuance of the Debenture of $164,325, which was recorded as additional paid in capital and a discount to the Debenture.

For the year ended December 31, 2017, the Company recorded $871,051 of interest expense related to the original issue discount, warrant features and beneficial conversion features of the Debenture. For the year ended December 31, 2017, $194,627 of this amount was accreted interest expense related to the original issue discount feature of the Debenture that also increased the outstanding balance of convertible debt by the same amount. For the year ended December 31, 2017, $280,834 of this amount was amortization of the debt discount related to the warrant features of the Debenture. For the year ended December 31, 2017, $395,590 of this amount was amortization of the debt discount related to the beneficial conversion feature of the Debenture that also increased the outstanding balance of convertible debt by the same amount.

March 2016 OID Notes
On March 31, 2016, the Company issued original issue discounted convertible notes at 92% of the principal amount of the notes due on November 4, 2016 with a conversion price of $4.65 per share, issued 39,446 new warrants with a strike price of $5.58 per share, and adjusted the strike price to $5.58 share on 528,046 warrants.

For the year ended December 31, 2016, the Company recorded $2,080,365 of interest expense related to the original issue discount, warrant features, and beneficial conversion features of these notes. For the year ended December 31, 2016, $1,160,267 of this amount was accreted interest expense related to the original issue discount feature of the notes that also increased the outstanding balance of the convertible debt by the same amount. For the year ended December 31, 2016, $883,429 of this amount was amortization of the debt discount related to the warrant features of the notes. For the year ended December 31, 2016, $36,669 of this amount was amortization of the debt discount related to the beneficial conversion feature of the note that also increased the outstanding balance of the convertible debt by the same amount.

Upon consummation of the Company’s initial public offering (“IPO”) on October 11, 2016, these notes converted into 2,642,160 shares of common stock.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

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

There was no original issue discounted convertible notes outstanding at December 31, 2016.

Convertible Debt consisted of:

	December 31,	December 31,
	2017	2016
Convertible debt	$352,713	$-
Accreted OID interest	34,488	-
Unamortized debt discount - warrants	(129,836)	-
Total convertible debt	$257,365	$-

Note 11 - Equity

On July 13, 2016, the Company amended its Certificate of Incorporation to increase the authorized shares of its common stock, $0.0001 par value, to 100,000,000 shares from 9,000,000 shares and increase the authorized shares of its preferred stock, $0.0001 par value, to 10,000,000 shares from 1,000,000 shares.

Common Stock
At December 31, 2017 and 2016, the Company had 12,042,574 and 9,631,088, respectively, of shares of its common stock issued and outstanding.

Voting
Each holder of common stock has one vote for each share held.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. The 2014 Plan permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights to the Company’s officers, employees, directors, consultants and advisers. The maximum number of shares of common stock that may be issued pursuant to awards under the 2014 Plan is ten percent (10%) of the issued and outstanding shares of the Company’s common stock on an “as converted” basis on a rolling basis. The “as converted” shares include all shares of the Company’s common stock and all shares of the Company’s common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but do not include any shares of common stock issuable upon the exercise of options and other convertible securities issued pursuant to the Plan. During the year ended December 31, 2017, the Company granted 545,000 stock options under the 2014 Plan, see Note 13. There were no such options granted in the year ended December 31, 2016.

Series A Convertible Preferred Stock
Pursuant to the SPA with the Protea Group, on June 13, 2014, the Company issued 100 shares of Series A Convertible Preferred Stock (“Series A Preferred”). At December 31, 2017 and 2016, there were no Series A Preferred outstanding and all terms of the Series A Preferred are still in effect.

The terms of the Series A Preferred are described below:

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Voting
The Series A Preferred holders are entitled to vote, together with the holders of common stock as one class, on all matters to which holders of common stock shall be entitled to vote, in the same manner and with the same effect as the common stock holders with the same number of votes per share that equals the number of shares of common stock into which the Series A Preferred is convertible at the time of such vote.

Dividends
The holders of the Series A Preferred shall be entitled to receive dividends, when, as, and if declared by the board of directors, ratably with any declaration or payment of any dividend on common stock. To date there have been no dividends declared or paid by the board of directors.

Liquidation
The holders of the Series A Preferred shall be entitled to receive, before and in preference to, any distribution of any assets of the Company to the holders of common stock, an amount equal to $0.0001 per share, plus any declared but unpaid dividends. The liquidation preference as of December 31, 2017 and 2016 approximates par value.

Conversion
The Series A Preferred was convertible into 33% of the issued and outstanding shares of common stock on a fully diluted basis, assuming the conversion, exercise, or exchange for shares of common stock of all convertible securities issued and outstanding immediately prior to such conversion, including the Series A Preferred, all outstanding warrants and options, and all outstanding convertible debt, notes, debentures, or any other securities which are convertible, exercisable, or exchangeable for shares of common stock. The Series A Preferred was convertible at the holder’s option any time commencing on the one-year anniversary of the initial issuance date. The Series A Preferred was subject to mandatory conversion at any time commencing on the one-year anniversary of the initial issuance date upon the vote or written consent by the holders of a majority of the Series A Preferred then outstanding or upon the occurrence of certain triggering events, including a public offering coupled with an equity-linked financing with an offering price that values the Company prior to consummation of such financing at not less than $12,000,000 and the aggregate gross proceeds to the Company (before deduction of underwriting discounts and registration expenses) are not less than $6,000,000. On November 11, 2015, the Company and the Protea Group agreed that the Series A Preferred would be convertible into 2,439,365 shares of common stock.

During the year ended December 31, 2016, Protea Group converted 71 shares of Series A Preferred into 1,731,949 shares of common stock. As of December 31, 2016, all Series A Preferred has been converted into common stock.

Beneficial Conversion
The Series A Preferred was recorded at fair value when issued under purchase accounting for the purchase of the Company’s French subsidiary. As such, there was no intrinsic value that would result in a beneficial conversion feature at date of issuance. The Series A Preferred was voluntarily converted and there was no associated beneficial conversion.

Restricted Stock
During the year ended December 31, 2017, 405,944 shares of restricted common stock were granted to employees and consultants with a total value of $1,582,915. During the year ended December 31, 2017, 248,528 restricted shares of common stock vested with a value of $951,217 of which 20,000 shares having a value of $82,200 have not been issued yet. The restricted common stock granted in the year ended December 31, 2017 have vesting terms ranging from immediately to three years or based on the Company achieving certain milestones as set forth in the following paragraph.

As of December 31, 2017, the Company had unrecognized restricted common stock expense of $631,698. $206,698 of this unrecognized expense will be recognized over the average remaining vesting term of the restricted common stock of 2.65 years. $425,000 of this unrecognized expense vests (i) 75% upon an FDA acceptance of an Investigational New Drug (“IND”) application in the United States; and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819. Neither of these milestones are considered probable at December 31, 2017.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

During the year ended 2016, the Company granted 100,000 shares of restricted common stock to its CEO, Johan Spoor, which are to be issued as follows: (i) 50,000 restricted shares upon the first commercial sale in the United States of MS1819, and (ii) 50,000 restricted shares upon the total market capitalization of the Company exceeding $1 billion dollars for 20 consecutive trading days, in each case subject to the earlier determination of a majority of the board of directors. In the event of a Change of Control (as defined in the agreement), all of the restricted shares shall vest in full. The estimated fair value at the date of grant was $210,000 and this amount was expensed in 2016.

On July 24, 2017, the Company entered into a consulting agreement that includes a grant of 40,000 restricted shares of common stock to a consultant contingent upon the approval of the Board, which as of March 15, 2018 has not yet been granted.

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

Placement agent fees of $350,475 were paid to Alexander Capital L.P. (“Alexander Capital”), based on the aggregate principal amount of the Units issued to certain investors identified by Alexander Capital (“Alexander Investors”), which amount includes both an 8% success fee and a 1% expense fee, and Series A-1 Warrants to purchase 77,950 shares of common stock were issued to Alexander Capital (the “Placement Agent Warrants”), reflecting warrants for that number of shares of common stock equal to 7% of the aggregate number of shares of common stock purchased by Alexander Investors. The Placement Agent Warrants are exercisable at a fixed price of $6.05 per share beginning December 2, 2017 through June 5, 2022. The Company also incurred $4,000 in other fees associated with this placement. The placement agent and other fees are netted against the proceeds in the Consolidated Statements of Changes in Stockholders' Equity.

On June 20, 2017, the Company and Investors executed an amendment to the Purchase Agreements to authorize the Company to issue up to $400,000 of additional Units, and on July 5, 2017, the Company issued additional Units resulting in gross proceeds of $400,000 (“Subsequent Closing”). Placement agent fees of $36,000 were paid to Alexander Capital, as well as additional Placement Agent Warrants to purchase 5,760 shares of common stock. In connection with the Subsequent Closing, the Company issued 114,283 shares of common stock and Series A and A-1 Warrants to purchase 28,572 and 85,715 shares, respectively. The placement agent fees are netted against the proceeds in the Consolidated Statements of Changes in Stockholders' Equity.

The Company also entered into a Registration Rights Agreement granting the Investors certain registration rights with respect to the shares of common stock issued in connection with the June 2017 Private Placement, as well as the shares of common stock issuable upon exercise of the Series A Warrants and Series A-1 Warrants. All of these shares have been registered pursuant to the registration statement on Form S-1 declared effective by SEC on August 11, 2017.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Note 12 - Warrants

Stock warrant transactions for the period January 1, 2016 through December 31, 2017 were as follows:

	Warrants	Exercise Price Per Share	Weighted Average Exercise Price

Warrants outstanding and exercisable at January 1, 2016	662,474	$7.37	$7.37

Granted during the period	1,195,866	$4.76 - $6.60	$5.57
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at December 31, 2016	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	2,205,080	$3.17 - $6.50	$5.02
Expired during the period	(263,607)	$4.00	$4.00
Exercised during the period	(428,428)	$2.50	$2.50
Warrants outstanding and exercisable at December 31, 2017	3,371,385	$3.17 - $7.37	$5.28

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$3.00 - $3.99	440,349	4.54
$4.00 - $4.99	196,632	4.01
$5.00 - $5.99	2,409,953	3.83
$6.00 - $6.99	225,134	3.82
$7.00 - $7.37	99,317	3.03
Total	3,371,385	3.91	$5.28

Certain Company warrants were expiring December 31, 2017. The Company offered the holders of these warrants the opportunity to exercise their warrants at a reduced strike price of $2.50, and if so elected, would also have the opportunity to exercise other warrants that they held at $2.50 and/or reprice other warrants that they continue to hold unexercised to $3.25. The offer, which was effective December 28, 2017, was for the repricing only and did not modify the life of the warrants. Warrant holders of approximately 428,000 shares exercised their warrants and also had other warrants modified on approximately 226,000 shares, resulting in a charge of approximately $398,000 in December 2017. At December 31, 2017, the Company recorded stock subscriptions receivable and common stock subscribed in the amount of $1,071,070 which are netted against each other within equity.

In addition, in January 2018, the Company offered other warrant holders the opportunity to exercise their warrants at a reduced strike price of $2.50, and if so elected, would also have the opportunity to reprice other warrants that they continue to hold unexercised to $3.25. The offer, which was effective January 12, 2018, was for the repricing only and did not modify the life of the warrants. Warrant holders of approximately 503,000 shares exercised their warrants and also had other warrants modified on approximately 197,000 shares, which will result in a charge of approximately $429,000 in January 2018.

All cash proceeds on the exercise of the warrants and related stock issuances occurred after December 31, 2017 and amounted to approximately $2,200,000.

During the year ended December 31, 2017, 250,000 fully vested warrants were issued to consultants with a value of $538,945. These amounts were earned and expensed as G&A expenses in the year ended December 31, 2017.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

During the year ended December 31, 2017, 1,542,858 warrants were issued in association with the June 2017 Private Placement of the Company’s common stock with a value of $2,503,673, which had no effect on expenses or stockholders’ equity.

During the year ended December 31, 2017, 83,710 warrants were issued to investment bankers in association with the June 2017 Private Placement of the Company’s common stock that vested immediately with a value of $154,529, which had no effect on expenses or stockholders’ equity.

During the year ended December 31, 2016, 41,118 warrants were issued to investment bankers in association with the placement of original issue discounted convertible notes that vested immediately with a value of $55,097. These amounts were included in G&A expenses.

During the year ended December 31, 2016, 717,540 warrants were issued to certain original issue discounted convertible noteholders in exchange for 180-day lockup provisions with a value of $2,741,003. This amount was included in interest expense.

During the year ended December 31, 2016, 48,000 immediately vesting warrants were issued to investment bankers in connection with the consummation of the IPO with a value of $196,752 that had no effect on expenses or stockholders’ equity.

The weighted average fair value of warrants granted to non-employees during the years ended December 31, 2017 and 2016 was $2.16 and $1.34, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,	December 31,
	2017	2016
Expected life (in years)	5	5
Volatility	73 - 90%	118%
Risk-free interest rate	1.82% - 2.05%	1.28%
Dividend yield	—%	—%

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

Note 13 - Stock-Based Compensation Plan

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

During the year ended December 31, 2017, 545,000 stock options were granted with exercise prices ranging from $3.60 to $4.48 and lives ranging from five to ten years. 157,500 options vested in the year ended December 31, 2017 having a fair value of $609,369. The weighted average fair value of stock options granted to employees during the year ended December 31, 2017 was $2.96.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 31,
2017
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

During the year ended December 31, 2016, no stock options were granted.

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

Stock option activity under the 2014 Plan is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	545,000	$4.05	7.13	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at December 31, 2017	545,000	$4.05	7.13	$-
Exercisable at December 31, 2017	157,500	$4.48	9.10	$-

Non-vested stock options outstanding at January 1, 2017	-	-

Granted during the period	387,500	$3.88	6.33	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at December 31, 2017	387,500	$3.88	6.33	$-

593,553 shares were available for future issuance under the 2014 Plan as of December 31, 2017.

As of December 31, 2017, the Company had unrecognized stock-based compensation expense of $1,005,389. $125,739 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 1.09 years. $879,650 of this unrecognized expense vests (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819. Neither of these milestones are considered probable at December 31, 2017.

Note 14 - Interest Expense

During the years ended December 31, 2017 and 2016, the Company incurred $875,199 and $5,937,486, respectively, of interest expense. During the years ended December 31, 2017 and 2016, $871,051 and $5,930,087, respectively, of these amounts was in connection with the convertible notes issued by the Company in the form of accretion of original issue debt discount, amortization of debt discount related to the warrants, and beneficial conversion feature. During the years ended December 31, 2017 and 2016, the Company incurred $0 and $6,007, respectively, of interest expense in connection with promissory notes issued by the Company. During the years ended December 31, 2017 and 2016, the Company also incurred $4,148 and $1,392, respectively, of miscellaneous interest expense.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Note 15 - Agreements

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

During the years ended December 31, 2017 and 2016, the Company was reimbursed $785,509 and $601,575, respectively, from Mayoly under the Mayoly Agreement.

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

TransChem Sublicense
On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

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

The Company will pay Mr. Spoor a base salary of $350,000 per year, which automatically increased to $425,000 per year upon the consummation of the IPO which occurred on October 11, 2016. At the sole discretion of the board of directors or the compensation committee of the board, following each calendar year of employment, Mr. Spoor shall be eligible to receive an additional cash bonus based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the board of directors or the compensation committee. On September 29, 2017, the Board approved a 2016 annual incentive bonus equal to 40% of Mr. Spoor’s current base salary pursuant to his employment agreement in the amount of $170,000.

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

On June 8, 2016, the board of directors clarified Mr. Spoor’s agreement as follows: the 380,000 options described have neither been granted nor priced since certain key provisions, particularly the underlying exercise price, have not been determined. The options will be granted at a future date to be determined by the board of directors, and the options will be priced at that future date when they are granted. In the first quarter of 2017, 100,000 options having a value of $386,900 were granted and expensed.

On September 29, 2017, Mr. Spoor was granted 100,000 shares of restricted common stock subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819, in satisfaction of the Company’s obligation to issue the additional 280,000 options to Mr. Spoor described above, with an estimated fair value at the grant date of $425,000 to be expensed when the above milestones are probable.

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

On September 26, 2017, the Company entered into an employment agreement with Maged Shenouda, a member of the Company’s Board of Directors, pursuant to which Mr. Shenouda serves as the Company’s Chief Financial Officer. Mr. Shenouda’s employment agreement provides for the issuance of stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan. These options will vest as follows so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819. The option is exercisable for $4.39 per share, and will expire on September 25, 2027.

 Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Note 16 - Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $123,735 and $147,254, respectively, in the years ended December 31, 2017 and 2016.

Minimum future annual rental payments are as follows:

2018	$97,514
2019	$67,936
2020	$67,936

Note 17 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At December 31, 2017 and 2016, the Company had no tax provision for either jurisdictions.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction in the deductibility of certain credits and limitations, such as net operating losses, interest expense, and executive compensation. The federal statutory rate reduction takes effect on January 1, 2018. As a result of the reduction of federal corporate income tax rates, the Company has estimated a material reduction of $2,240,000 to its deferred tax assets. However, consistent with 2016, its deferred tax assets continue to be fully offset by a valuation allowance in 2017 as the Company cannot currently conclude that it is more likely than not that the remaining deferred tax assets will be utilized. Consequently, although the future potential benefit from its deferred tax assets has been materially reduced by the reduction of federal corporate income tax rates, there was no effect on its 2017 Consolidated Statement of Operations. On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company continues to evaluate the impact of the 2017 Tax Act, which may impact its current conclusions.

At December 31, 2017 and 2016, the Company had gross deferred tax assets of approximately $9,918,000 and $7,875,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $9,918,000 and $7,875,000, respectively, has been established at December 31, 2017 and 2016. The change in the valuation allowance in 2017 and 2016 was $2,043,000 and $3,968,000, respectively.

The significant components of the Company’s net deferred tax assets consisted of:

	December 31,	December 31,
	2017	2016
Gross deferred tax assets:
Net operating loss carry-forwards	$8,848,000	$6,962,000
Temporary differences	1,070,000	913,000
Deferred tax asset valuation allowance	(9,918,000)	(7,875,000)
Net deferred tax asset	$-	$-

 Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,	December 31,
	2017	2016
Income taxes benefit (expense) at statutory rate	34%	34%
State income tax, net of federal benefit	11%	11%
Non-deductible expenses	(19%)	(24%)
Change in valuation allowance	(26%)	(21%)
	0%	0%

At December 31, 2017, the Company has gross net operating loss (“NOL”) carry-forwards for U.S. federal and state income tax purposes of approximately $15,253,000 and $13,822,000, respectively. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At December 31, 2017 and 2016, the Company had approximately $12,374,000 and $8,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At December 31, 2017 and 2016, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

At December 31, 2017, diluted net loss per share did not include the effect of 3,371,385 shares of common stock issuable upon the exercise of outstanding warrants, 545,000 shares of common stock issuable upon the exercise of outstanding options, and 100,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be antidilutive during the periods prior to conversion.

At December 31, 2016, diluted net loss per share did not include the effect of 1,858,340 shares of common stock issuable upon the exercise of outstanding warrants, as their effect would be antidilutive during the periods prior to conversion.

Note 19 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and president, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at December 31, 2017 and 2016 is $478,400 and $508,300, respectively, for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both December 31, 2017 and 2016 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

 Notes to Consolidated Financial Statements, AzurRx BioPharma Inc., December 31, 2017 and 2016

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of our Board of Directors and the Company’s Audit Committee Chair, as a financial consultant. Included in accounts payable at both December 31, 2017 and 2016 is $90,000 for Mr. Borkowski’s services.

In July 2016, the Company granted 45,000 shares of restricted common stock to Mr. Borkowski, a member of our Board of Directors, and 30,000 shares of restricted common stock to each of Messrs. Shenouda and Dr. Alistair Riddell, both members of our Board of Directors. The shares of restricted stock will be issued as follows: (i) 50% upon the first commercial sale in the United States of MS1819, and (ii) 50% upon our total market capitalization exceeding $1 billion dollars for 20 consecutive trading days, or in each case subject to the earlier determination of a majority of the Board.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the years ended December 31, 2017 and 2016 was $80,000 and $70,000, respectively. Included in accounts payable at both December 31, 2017 and 2016 is $70,000 for Mr. Shenouda’s services.

On February 3, 2017, the Board granted 30,000 options each to Messrs. Borkowksi and Shenouda, and Dr. Riddell, with a total value of $348,210 of which $222,469 was vested and charged to expense in the year ended December 31, 2017.

During the year ended December 31, 2017, the Company recorded Board fees of $35,000 for Mr. Borkowski and Dr. Riddell; $25,000 for Mr. Shenouda; $30,000 for Mr. Charles Casamento; and $8,750 for Mr. Vern Schramm.

During the year ended December 31, 2017, as part of Board compensation, the Company issued 30,000 shares of restricted common stock each to Messr. Borkowksi and Dr. Riddell; 22,500 shares of restricted common stock to Messr. Shenouda; 25,000 shares of restricted common stock to Mr. Casamento; and 7,500 shares to Mr. Schramm with a total value of $460,000 which was vested and charged to expense in the year ended December 31, 2017.

On September 29, 2017, the Board granted 100,000 shares of restricted common stock to Mr. Spoor, the Company’s Chief Executive Officer, subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U. S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819 with an estimated fair value at the grant date of $425,000 to be expensed when the above milestones are probable.

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

Employer contributions under this plan amounted to $23,207 and $16,867 for the years ended December 31, 2017 and 2016, respectively.