Form 10-K/A
period 2017-12-31
AzurRx BioPharma, Inc.
filed 2018-04-27
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

(646) 699-7855
 (Issuer’s telephone number)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	Nasdaq Capital Market

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

There were 12,602,395 shares of the registrant’s common stock outstanding as of April 25, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

AzurRx BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Company’s 2018 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 16, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the Company’s other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment and the 10-K (together, the “Annual Report”) contain forward-looking statements that involve substantial risks and uncertainties. All statements contained in the Annual Report other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	the availability of capital to satisfy our working capital requirements;

●	the accuracy of our estimates regarding expenses, future revenues and capital requirements;

●	our plans to develop and commercialize our principal product candidates, consisting of MS1819 and AZX1103;

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

●	our ability to obtain and maintain intellectual property protection for our core assets;

●	the size of the potential markets for our product candidates and our ability to serve those markets;

●	the rate and degree of market acceptance of our product candidates for any indication once approved;

●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and

●	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors of the 10-K.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in 10-K particularly in Part I, Item 1A, titled “Risk Factors” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read the Annual Report and the documents that we have filed as exhibits to the Annual Report with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

In this Amendment, unless the context otherwise requires, references to the “Company,” “AzurRx,” “we,” “us” and “our” refer to AzurRx BioPharma, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
Johan M. (Thijs) Spoor	46	President, Chief Executive Officer and Director
Maged Shenouda	53	Chief Financial Officer and Director
Daniel Dupret	61	Chief Scientific Officer
Edward J. Borkowski (1)(2)	58	Chairman of the Board of Directors
Alastair Riddell (1)(2)	68	Director
Charles Casamento (2)	72	Director
Vern L. Schramm, Ph.D.	76	Director
_____________

(1)	Member of the Compensation Committee and Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee

The following is a summary of our executive officers’ and directors’ business experience.

Johan M. (Thijs) Spoor has been our Chief Executive Officer since January 2016, and our President since April 2015. From September 2010 until December 2015, he was the Chief Executive Officer of FluoroPharma Medical, Inc. (OTCQB: FPMI), during which time he served as Chairman of the Board from June 2012 until December 2015. From December 2008 until February 2010, he worked at Oliver Wyman as a consultant to pharmaceutical and medical device companies. Mr. Spoor was an equity research analyst at J.P. Morgan from July 2007 through October 2008 and at Credit Suisse from November 2005 through July 2007, covering the biotechnology and medical device industries. He holds a Pharmacy degree from the University of Toronto as well as an MBA from Columbia University.

We believe that Mr. Spoor’s background in pharmacy, finance and accounting, as a healthcare research analyst, and his experience at both large and small healthcare companies provides him with a broad familiarity of the range of issues confronting the Company, which qualifies him to serve as a member of our Board of Directors.

Maged Shenouda joined our Board of Directors in October 2015 and was appointed to serve as our Chief Financial Officer in September 2017. Mr. Shenouda, a financial professional in the biotechnology industry, was the head of business development at Retrophin, Inc. from January 2014 until November 2014. From January 2012 until September 2013, he served as head of East coast operations for the Blueprint Life Science Group. Prior thereto, Mr. Shenouda was a financial analyst, first at UBS from January 2004 until March 2010 and later at Stifel Nicolaus from June 2010 until November 2011. He currently serves on the board of directors of Relmada Therapeutics, Inc. (OTCQB: RLMD). Mr. Shenouda received an MBA from Rutgers Graduate School of Management and BS in Pharmacy from St. John's College of Pharmacy. He is a Registered Pharmacist in New Jersey and California.

We believe that Mr. Shenouda’s extensive knowledge of our industry, his role in the governance of publicly held companies, and his directorships in other life science companies qualify him to serve as a member of our Board of Directors.

Daniel Dupret has served as President of AzurRx SAS since its formation in 2007, and as our Chief Scientific Officer since the acquisition of AzurRx SAS in June 2014. Previously, Dr. Dupret founded Proteus SA in 1998 and served as its President and Chief Executive Officer from 1998 to 2007. He founded Appligene SA in 1985 and served as its Chief Scientific Officer, then President and Chief Executive Officer until 1998. From 1982 to 1985, he served as project leader at Transgene SA. In parallel to his biotechnology career, Daniel Dupret served as an advisor for the French government and the European commission in connection with grant commission and funding of early-stage biotechnology companies. From 2003 to 2007, he served as President of the Board of the University of Nîmes.

Edward Borkowski joined our Board of Directors in May 2015, and is currently serving as Chairman of the Board. Mr. Borkowski is a healthcare executive who currently serves as Executive Vice President of MiMedx Group, Inc. (NASDAQ: MDGX). In addition, Mr. Borkowski currently serves as a director for Co-Diagnostics, Inc. (NASDAQ: CODX), a position he has held since May 2017. Mr. Borkowski previously served as the Chief Financial Officer of Aceto Corproation (NASDAQ: ACET) from February 2018 to April 2018, and held several executive level positions with for Concordia International, an international specialty pharmaceutical company, from May 2015 to February 2018. Mr. Borkowski has also served as Chief Financial Officer of Amerigen Pharmaceuticals, a generic pharmaceutical company with a focus on oral, controlled release products and as the Chief Financial Officer and Executive Vice President of Mylan N.V. In addition, Mr. Borkowski previously held the position of Chief Financial Officer with Convatec, a global medical device company focused on wound care and ostomy, and Carefusion, a global medical device company for which he helped lead its spin-out from Cardinal Health into an independent public company. Mr. Borkowski also held senior financial positions at Pharmacia and American Home Products (Wyeth). He started his career with Arthur Andersen & Co. after graduating from Rutgers University with an MBA in accounting. Mr. Borkowski also graduated from Allegheny College with a degree in Economics and Political Science. Mr. Borkowski is currently a Trustee and an executive committee member of Allegheny College.

We believe Mr. Borkowski’s extensive healthcare and financial experience, together with his experience with public companies, provide the Company and management with valuable experience as the Company executes its business plan.

Dr. Alastair Riddell joined our Board of Directors in September 2015. Since June 2016, Dr. Riddell has served as Chairman of Nemesis Biosciences Ltd and Chairman of Feedback plc (LON: FDBK). Since January 2016 he has also served as Chairman the South West Academic Health Science network in the UK. Since December 2015 he has served as Non Executive Director of Cristal Therapeutics in The Netherlands. From September 2012 to February 2016, he served as the Chairman of Definigen Ltd. and has served as the Chairman Silence Therapeutics Ltd. from November 2013 to September 2015 and Procure Therapeutics from October 2009 to November 2012.  From 2007 to 2009, he served as the Chief Executive Officer of Stem Cell Sciences plc. and from 2005 to 2007, he served as the Chief Executive Officer of Paradigm Therapeutics Ltd. From 1998 to 2005, Dr. Riddell served as the Chief Executive Officer of Pharmagene plc. Dr. Ridell began his career as a doctor in a variety of hospital specialties and in general practice. Dr. Riddell holds both Bachelor of Science and a Bachelor of Medical Sciences degrees, and was recently awarded a Doctorate of Science, Honoris Causa by Aston University.

We believe that Dr. Riddell’s background as a medical doctor with experience in a variety of hospital specialties coupled with his experience in the life sciences industry, directing all phases of clinical trials, before moving to sales, marketing and general management, makes him a qualified member of our board.

Charles J. Casamento joined our Board of Directors in March 2017. Since 2007, Mr. Casamento has been executive director and principal of The Sage Group, a health care advisory group. He was president and CEO of Osteologix, a startup company which he eventually took public, from October 2004 until April 2007. Mr. Casamento was the founder of Questcor Pharmaceuticals where he was president, CEO and chairman from 1999 through 2004. At Questcor he acquired Acthar, a product whose sales eventually exceeded $1.0 billion. Mr. Casamento also served as President, CEO and Chairman of RiboGene Inc. until 1999 when RiboGene was merged another company to form Questcor. He was also co-founder, president and CEO of Indevus (formerly Interneuron Pharmaceuticals), has held senior management positions at Genzyme Corporation, where he was Senior Vice President, American Hospital Supply, where he was Vice President of Business Development for the Critical Care division, Johnson & Johnson, Hoffmann-LaRoche and Sandoz. He currently sits on the Boards of Directors of International Stem Cell Corporation (OTCQB: ISCO), Relmada Therapeutics (OTCQB: RLMD) and Eton Pharmaceuticals, and was previously a director and vice-chairman of the Catholic Medical Missions Board a large not for profit international organization. Mr. Casamento holds a bachelor's degree in Pharmacy from Fordham University and an M.B.A. from Iona College.

We believe that Mr. Casamento’s expertise and knowledge of the financial community combined with his experience in the healthcare sector qualify him to serve as a member of our Board.

Dr. Vern Lee Schramm joined our Board of Directors in October 2017. Dr. Schramm has served as  Professor of the Albert Einstein College of Medicine since 1987 and Chairman of the Department of Biochemistry from 1987 to 2015, and has been awarded the Ruth Merns Endowed Chair in Biochemistry. His fields of interest include enzymatic transition state analysis, transition state inhibitor design, biological targets for inhibitor design, and mechanisms of N-ribosyltransferases. Dr. Schramm was elected to the National Academy of Sciences in 2007, and served as the Associate Editor for the Journal of the American Chemical Society from 2003 to 2012. A frequent lecturer and presenter in topics related to chemical biology, Dr. Schramm has been a consultant and advisor to Pico Pharmaceuticals, Metabolon Inc., Sirtris Pharmaceuticals, and BioCryst Pharmaceuticals. Dr. Schramm obtained his BS in Bacteriology with an emphasis in chemistry from South Dakota State College, a Master’s Degree in Nutrition with an emphasis in biochemistry from Harvard University, a Ph.D. in Mechanism of Enzyme Action from the Australian National University and postdoctoral training at NASA Ames Research Center, Biological Sciences, with a NSF-NRC fellowship.

We believe that Dr. Schramm’s substantial experience in biochemistry and knowledge of the chemistry related to non-systemic biologics will assist the Board in developing its product candidates.

Board of Directors

Director Independence

Our Board of Directors has reviewed the independence of our directors based on the listing standards of the Nasdaq Stock Market. Based on this review, the Board of Directors determined that Messrs. Borkowski and Casamento, and Drs. Riddell and Schramm, are independent as defined in Rule 5605(a)(2) of the Nasdaq Stock Market Rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence.

Board Committees

Our Board of Directors has established the following standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Our Board of Directors has adopted written charters for each of these committees. Copies of the charters are available on our website. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

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

●
overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the Securities and Exchange Commission (“ SEC”);

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

Our Audit Committee currently consists of Messrs. Borkowski and Casamento, and Dr. Riddell, with Mr. Borkowski serving as the Chairman. The rules of the Nasdaq Stock Market require our Audit Committee to consist entirely of at least three directors, all of whom must be deemed to be independent directors under the rules of the Nasdaq stock market. Our Board has affirmatively determined that Messrs. Borkowski and Casamento, and Dr. Riddell, each meet the definition of “independent director” for purposes of serving on an Audit Committee under the Nasdaq Stock Market Rules. Our Board of Directors has determined that Messrs. Borkowski and Casamento each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Our Compensation Committee consists of Mr. Borkowski and Dr. Riddell, with Dr. Riddell serving as the Chairman. The rules of the NASDAQ stock market require our Compensation Committee to consist entirely of independent directors. Our Board has affirmatively determined that Mr. Borkowski and Dr. Riddell meet the definition of “independent director” for purposes of serving on a Compensation Committee under the rules of the NASDAQ Stock Market.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board in identifying qualified individuals to become members of the Board, determining the composition of the Board, and monitoring the activities of the Board to assess overall effectiveness. In addition, the Nominating and Corporate Governance Committee will be responsible for developing and recommending to our Board corporate governance guidelines applicable to the Company and advising our Board on corporate governance matters. Our Nominating and Corporate Governance Committee consists of Mr. Borkowski and Dr. Riddell, with Mr. Borkowski serving as the Chairman.

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met six times and acted by unanimous written consent four times during the fiscal year ended December 31, 2017. Our Audit Committee met eight times and our Compensation Committee met one time, and our Compensation Committee requested action by the entire Board of Directors one time during the same period. Our Nominating and Corporate Governance Committee met one time during the fiscal year ended December 31, 2017. Each of our directors serving during fiscal 2017 attended at least 75% of the meetings of the Board of Directors and the committees of the Board upon which such director served that were held during the term of his service.

We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, but directors are encouraged to attend.

Board Leadership Structure

Currently, our principal executive officer is Johan M. (Thijs) Spoor and our Chairman of the Board is Edward J. Borkowski. Our Board of Directors has determined that it is in the best interests of the Board and the Company to maintain separate the roles for the Chief Executive Officer and Chairman of the Board. The Board believes this structure increases the Board’s independence from management and, in turn, leads to better monitoring and oversight of management. Although the Board believes the Company is currently best served by separating the role of Chairman of the Board and Chief Executive Officer, the Board of Directors will review and consider the continued appropriateness of this structure on an annual basis.

Risk Oversight

Our Board of Directors oversees a company-wide approach to risk management, determines the appropriate risk level for us generally, assesses the specific risks faced by us and reviews the steps taken by management to manage those risks. Although our Board of Directors has ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas.

Specifically, our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our Audit Committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interests. Our Board of Directors will be responsible for overseeing the management of risks associated with the independence of our Board.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2017 and that such filings were timely, except for the inadvertent failure by one of our 10% stockholders to timely file a Form 4 following the completion of certain transactions on June 5, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2017 and 2016 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary	Bonus	Equity Awards		All Other Compensation	Total
Johan M. (Thijs) Spoor	2017	$454,167	$170,000	$386,900	(1)	$-	$1,011,067
President and Chief Executive Officer	2016	$336,458	$-	$210,000		$-	$546,458

Maged Shenouda	2017	$91,667	$-	$336,500	(1)	$-	$428,167
Chief Financial Officer (2)

Daniel Dupret	2017	$208,673	$-	$213,000	(1)	$-	$421,6733
Chief Scientific Officer	2016	$204,215	$-	$-		$-	$204,215

(1)
Represents the grant date fair value of stock options issued during the year ended December 31, 2017, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 of the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018.

The stock options issued to Mr. Spoor in 2017 are fully vested. The stock options issued to Messrs. Shenouda and Dupret are currently unvested and are scheduled to vest upon achievement of certain performance criteria. The Company is unable to determine the probability of achieving the performance criteria associated with the stock options and instead has reported the grant date fair value of the stock options assuming the maximum award amount is achieved.

(2)
No compensation is reported for Mr. Shenouda in 2016 as he was appointed to serve as the Company’s Chief Financial Officer on September 26, 2017, he did not receive any compensation in 2016 for an executive role.

For compensation paid to Mr. Shenouda in 2017 prior to his appointment as the Company’s Chief Financial Officer, see the section titled “Non-Employee Director Compensation” below.

Overview of Our Fiscal 2017 and 2016 Executive Compensation

Elements of Compensation

Our executive compensation program consisted of the following components of compensation in 2017 and 2016:

Base Salary. Each named executive officer receives a base salary commensurate with their respective expertise, skills, knowledge and experience offered to our management team. Base salaries are periodically adjusted to reflect:

●
the nature, responsibilities, and duties of the officer’s position;
●
the officer’s expertise, demonstrated leadership ability, and prior performance;
●
the officer’s salary history and total compensation, including annual cash incentive awards and annual equity incentive awards; and
●
the competitiveness of the officer’s base salary.

Each named executive officer’s base salary for fiscal 2017 and 2016 is listed under the heading “Salary” in the Summary Compensation Table above.

Employment Agreements and Potential Payments upon Termination or Change of Control

Johan M. (Thijs) Spoor

Effective as of January 1, 2016, we entered into an employment agreement with Mr. Spoor to serve as our President and Chief Executive Officer for a term of three years. The employment agreement with Mr. Spoor provides for a base annual salary of $350,000, which annual salary was increased to $425,000 upon completion of our initial public offering and listing of our common stock on the Nasdaq Stock Market in October 2016. In addition to his salary, Mr. Spoor is eligible to receive an annual milestone bonus, awarded at the sole discretion of the Board based on his attainment of certain financial, clinical development, and/or business milestones established annually by our Board or Compensation Committee. The employment agreement is terminable by either party at any time. In the event of termination by us without Cause or by Mr. Spoor for Good Reason not in connection with a Change of Control, as those terms are defined in the agreement, he is entitled to twelve months’ severance payable over such period. In the event of termination by us without Cause or by Mr. Spoor for Good Reason in connection with a Change of Control, as those terms are defined in the agreement, he will receive eighteen months’ worth of his base salary in a lump sum as severance.

Per his employment agreement, Mr. Spoor was granted 100,000 shares of restricted common stock on February 3, 2017, which shares will only vest as follows: (i) 50,000 upon the first commercial sale in the United States of MS1819, and (ii) 50,000 upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days, in each case subject to the earlier determination of a majority of the Board. In addition, Mr. Spoor is entitled to receive stock options issuable under the terms of the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) to purchase 380,000 shares of common stock at a price per share equal to the closing price of the Company’s common stock on the trading day immediately prior to the date of issuance.

On June 8, 2016, the Board of Directors reviewed and modified Mr. Spoor’s agreement as follows: the 380,000 stock options described in the agreement had neither been granted nor priced since certain key provisions, particularly the underlying exercise price, had not been determined. The Board determined that the options will be granted at a future date, at the discretion of the Board, and priced at that future date when they are granted. In the first quarter of 2017, the Board elected to issued 100,000 stock options to Mr. Spoor with an exercise price of $4.48 per share. On September 29, 2017, Mr. Spoor was granted 100,000 shares of restricted common stock subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819, in satisfaction of the Company’s obligation to issue the additional 280,000 options to Mr. Spoor described above, with an estimated fair value at the grant date of $425,000 to be expensed when the Company determines that achievement of the milestones are probable.

In addition to the stock awards Mr. Spoor received in 2017, the Board approved a 2016 annual incentive bonus equal to 40% of Mr. Spoor’s current base salary pursuant to his employment agreement in the amount of $170,000.

Maged Shenouda

Pursuant to the employment agreement entered into by the Company and Mr. Shenouda on September 26, 2017, Mr. Shenouda currently serves as the Company’s Executive Vice-President of Corporate Development and Chief Financial Officer for a term of three years, during which time he receives a base salary of $275,000, which amount may be increased by the Company at any time during the term of the agreement. In addition to the base salary, Mr. Shenouda is eligible to receive an annual milestone cash bonus based on the achievement of certain financial, clinical development, and/or business milestones, which milestones will be established annually by the Company’s Board or the Compensation Committee. Upon execution of Mr. Shenouda’s employment agreement, Mr. Shenouda became entitled to receive options to purchase 100,000 shares of the Company’s common stock pursuant to the Company’s 2014 Plan, which options will vest as follows so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer: (i) 75% upon acceptance of a US IND for MS1819, and (ii) 25% upon the completion of a Phase IIa clinical trial for MS1819. These stock options are exercisable for $4.39 per share and will expire on September 25, 2027.

The Company may terminate Mr. Shenouda’s employment agreement at any time, with or without Cause, as such term is defined in the agreement. If the Company terminates the agreement without Cause, or if the agreement is terminated due to a Change of Control, as such term is defined in the agreement, Mr. Shenouda will be entitled to (i) all salary owed through the date of termination; (ii) any unpaid annual milestone bonus; (iii) severance in the form of continuation of his salary for the greater of a period of 12 months following the termination date or the remaining term of the employment agreement; (iv) payment of premiums to cover COBRA for a period of 12 months following the termination date; (v) a prorated annual bonus equal to the target annual milestone bonus, if any, for the year of termination multiplied by the formula set forth in the agreement; and (vi) immediate accelerated vesting of any unvested options or other unvested awards.

Daniel Dupret

If we terminate Dr. Dupret’s employment other than for cause, we will pay him twelve months of his base salary as severance.

Outstanding Equity Incentive Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2017:

		Option Awards				Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)
Johan (Thijs) Spoor	1/4/2016(1)	100,000	-	$1.00	1/4/2021	-	-	-	$-
	2/3/2017	100,000	-	$4.48	2/3/2027	-	-	-	$-
	2/3/2017(2)	-	-	$-		-	-	100,000	$364,000
	9/29/2017(3)	-	-	$-		100,000	$364,000	-	$-

Maged Shenouda	9/26/2017(4)	-	100,000(4)	$4.39	9/24/2027	-	-	-	$-

Daniel Dupret	8/24/2017(5)	-	100,000(5)	$3.60	8/23/2022	-	-	-	$-

(1)
Represents options to purchase shares of the Company’s common stock issued to Mr. Spoor by a third party, prior to the Company’s initial public offering in October 2016.

(2)
Represents the restricted stock award issued to Mr. Spoor on February 3, 2017 under the terms of his employment agreement, which shares will only vest as follows: (i) 50,000 upon the first commercial sale in the United States of MS1819, and (ii) 50,000 upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days.

The value reported for this award was calculated using the closing price of the Company’s common stock on December 29, 2017, as reported by the Nasdaq Capital Market, assuming achievement if the maximum award amount.

(3)
Represents the restricted stock award issued to Mr. Spoor on September 29, 2017, which award was issued in satisfaction of the Company’s obligation to issue an additional 280,000 options under Mr. Spoor’s employment agreement and is subject to the following vesting conditions: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819.

The value reported for this award was calculated using the closing price of the Company’s common stock on December 29, 2017, as reported by the Nasdaq Capital Market, assuming achievement if the maximum award amount.

(4)
Represents stock options issued to Mr. Shenouda on September 26, 2017, which options are subject to the following vesting schedule so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer of the Company: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819.

(5)
Represents stock options issued to Mr. Dupret on August 24, 2017, which options are subject to the following vesting schedule so long as Mr. Dupret is serving as the Company’s Chief Scientific Officer: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819.

Non-Executive Director Compensation

Each of our non-executive directors are compensated at a rate of $35,000 per year, payable in cash or shares of common stock, for service on the Board of Directors and the various Board committees, and receives an annual grant of 30,000 shares of our common stock. In addition, each non-executive director serving as a director at the time of the Company’s initial public offering was granted a one-time IPO-related payment of $30,000, which was accrued at December 31, 2017.

The following table sets forth certain information relating to the compensation for each of our directors, who is not also an executive officer of the Company, for the year ended December 31, 2017. Compensation for executive officers who are also serving as directors is available in section titled “Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
Edward J. Borkowski	$35,000	$120,000	$74,156	$-	$229,156
Maged Shenouda (3)	$115,000	$90,000	$74,156	$-	$279,156
Alastair Riddell	$35,000	$120,000	$74,156	$-	$229,156
Charles J. Casamento (4)	$30,000	$100,000	$-	$-	$130,000
Vern Schramm (5)	$8,750	$30,000	$-	$-	$38,750

(1)
Represent the aggregate grant date fair value of shares of the Company’s common stock issued to each of our non-employee directors in 2017 as partial payment of fees payable for each director’s service on the Board in 2017, calculated in accordance with ASC Topic 718.

(2)
Represent the aggregate grant date fair value of stock options issued to each of our non-employee directors in 2017, calculated in accordance with ASC Topic 718. As of December 31, 2017, Mr. Borkowsi held a total of 30,000 outstanding stock options, Mr. Shenouda held a total of 130,000 outstanding stock options (including 100,000 options issued pursuant to his employment agreement) and Dr. Riddell held a total of 30,000 outstanding stock options.

(3)
This table reflects compensation earned by Mr. Shenouda as a non-employee director of the Company from January 1, 2017 to September 26, 2017. On September 26, 2017 Mr. Shenouda was appointed to serve as the Company’s Chief Financial Officer. For a summary of the compensation Mr. Shenouda received as an executive, see the “ Summary Compensation Table” above. In addition to the compensation Mr. Shenouda received as a non-employee director and as Chief Financial Officer of the Company, Mr. Shenouda received a total of $90,000 in 2017 for services rendered to the Company as a financial consultant.

(4)
Mr. Casamento began serving on our Board of Directors on March 3, 2017.

(5)
Mr. Schramm began serving on our Board of Directors on October 10, 2017.

Compensation Committee Interlocks and Insider Participation

 None of our executive officers currently serves, or has served during the last three years, on the compensation committee of any other entity that has one or more officers serving as a member of our Board of Directors.

Although Mr. Shenouda was a member of the Company’s Compensation Committee prior to his appointment as Chief Financial Officer, he resigned from the Compensation Committee when he was appointed Chief Financial Officer of the Company in October of 2017 in order to comply with Compensation Committee independence requirements.

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

Amended and Restated 2014 Omnibus Equity Incentive Plan

Our Board of Directors and stockholders have adopted and approved the 2014 Plan, which is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. The purpose of the 2014 Plan is to help us attract, motivate and retain such persons with awards under the 2014 Plan and thereby enhance stockholder value.

Administration. The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”). Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2014 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2014 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to grant or modify an award under the 2014 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards. The 2014 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The aggregate number of shares of common stock that may be issued under the 2014 Plan shall not exceed 10% of the issued and outstanding shares of common stock on an as converted basis (the “As Converted Shares”), on a rolling basis. For calculation purposes, the As Converted Shares shall include all shares of common stock and all shares of common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but shall not include any shares of common stock issuable upon the exercise of options, warrants and other convertible securities issued pursuant to the 2014 Plan. The number of authorized shares of common stock reserved for issuance under the 2014 Plan shall automatically be increased concurrently with our issuance of fully paid and non-assessable shares of As Converted Shares.  Shares shall be deemed to have been issued under the 2014 Plan solely to the extent actually issued and delivered pursuant to an award. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2014 Plan.

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

Stock Options. The 2014 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Stock options may be granted on such terms and conditions as the Compensation Committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of the Company's capital stock or a parent or subsidiary of the Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of common stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

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

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of our common stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of April 25, 2018, we had one class of voting stock outstanding: common stock. The following table sets forth information regarding shares of common stock beneficially owned as of April 25, 2018 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Percent ownership is calculated based on 12,602,395 shares of common stock outstanding at April 25, 2018.

Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percent Ownership of Class (3)
Johan M. (Thijs) Spoor, President and Chief Executive Officer (4)	539,885	4.2%
Daniel Dupret, Chief Scientific Officer	–	*
Maged Shenouda, Chief Financial Officer and Director (5)	94,167	*
Alastair Riddell, Director (6)	99,167	*
Edward J. Borkowski, Director (7)	409,653	3.2%
Charles J. Casamento, Director	32,500	*
Vern Lee Schramm, Ph.D., Director	15,000	*
All directors and executive officers as a group (7 persons)	1,190,372	9.1%

5% Stockholders
Edmond Burke Ross, Jr. (8)(9)	2,401,010	18.0%
Pelican Partners LLC (10)	1,627,796	12.9%
ADEC Private Equity (11)	1,676,009	12.7%
EBR Ventures, LLC (9)(12)	675,000	5.3%

* Less than 1%.

(1)
Unless otherwise indicated, the address of such individual is c/o AzurRx BioPharma, Inc., 760 Parkside Avenue, Downstate Biotechnology Incubator, Suite 304, Brooklyn, NY 11226.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to warrants, options or other derivative securities that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of April 25, 2018.

(3)
Percentages are rounded to nearest percent. Percentages are based on 12,602,395 shares of common stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4)
Includes (i) 100,034 shares of common stock; (ii) 200,000 restricted shares of common stock; (iii) 100,000 shares of common stock issuable upon exercise of options; (iv) 200,000 shares of common stock that may be purchased pursuant to options granted by third parties at an exercise price of $1.00 per share; and (v) 39,851 shares of common stock held in a trust for the benefit of Mr. Spoor’s spouse and minor children. Mr. Spoor disclaims beneficial ownership with respect to such shares of common stock held in trust.

(5)
Includes (i) 42,500 shares of common stock; (ii) 30,000 restricted shares of common stock; and (iii) 21,667 shares of common stock issuable upon the exercise of stock options.

(6)
Includes (i) 47,500 shares of common stock; (ii) 30,000 restricted shares of common stock; and (iii) 21,667 shares of common stock issuable upon the exercise of stock options.

(7)
Includes (i) 290,626 shares of common stock; (ii) 45,000 restricted shares of common stock; (iii) 28,474 shares of common stock issuable upon the exercise of warrants; and (iv) 21,667 shares of common stock issuable upon exercise of options.

(8)
Based upon information contained in a Schedule 13D filed by Burke Edmund Ross, Jr. on June 13, 2017 and records maintained by the Company. Includes a total of 1,659,840 shares of common stock and warrants to purchase up to 644,741 shares of common stock. Of these holdings, (i) 1,676,009 shares are held by ADEC Private Equity Investment, LLC, which include 1,031,268 shares of common stock and 644,741 shares issuable upon exercise of warrants; (ii) 675,000 shares are held by EBR Ventures, LLC, which include 600,000 shares of common stock and 75,000 shares issuable upon exercise of warrants; and (iii) 50,001 shares held by CEDA Investments, LLC, which include 28,572 shares of common stock and 21,429 shares issuable upon exercise of warrants. Mr. Ross is the Manager of EBR Ventures, LLC, ADEC Private Equity Investment, LLC and CEDA Investments, LLC, and has voting and dispositive power over the shares of common stock held by such entities. The address of Mr. Ross and such entities is c/o JDJ Family Office Services, P.O. Box 962049, Boston, MA 02196.

(9)
Shares owned and percentages for Burke Edmond Ross, ADEC Private Equity, and EBR Ventures, LLC are partially duplicative as Mr. Ross holds voting and dispositive power over the shares held by ADEC Private Equity and EBR Ventures, LLC.

(10)
Based upon information contained in a Schedule 13G filed by Matthew Balk on August 28, 2017. The address of such entity is P.O. Box 2422, Westport, CT 06880. Matthew Balk is the managing member of Pelican Partners LLC, and has voting and dispositive power over the shares of common stock held by such entity.

(11)
Based upon information contained in a Schedule 13D filed by Burke Edmund Ross, Jr. on June 13, 2017 and records maintained by the Company. As indicated in Note 8 above, includes 644,741 shares of common stock issuable upon the exercise of warrants. Mr. Ross has voting and dispositive power over the shares held by such entity.

(12)
Based upon information contained in a Schedule 13D filed by Burke Edmund Ross, Jr. on June 13, 2017 and records maintained by the Company. As indicated in Note 8 above, includes 75,000 shares of common stock issuable upon the exercise of warrants. Mr. Ross has voting and dispositive power over the shares held by such entity.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and president, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at December 31, 2017 and 2016 was $478,400 and $508,300, respectively, for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company’s President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both December 31, 2017 and 2016 was $38,453 for RHMS for Ms. Rigby-Hutton’s services.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski as a financial consultant. Mr. Borkowski is a member of the Board of Directors and the Chairman of the Company’s Audit Committee. Included in accounts payable at both December 31, 2017 and 2016 is $90,000 for Mr. Borkowski’s services.

In July 2016, the Company granted 45,000 shares of restricted common stock to Mr. Borkowski and 30,000 shares of restricted common stock to each of Mr. Shenouda and Dr. Riddell, members of the Company’s Board of Directors. The shares of restricted common stock will be issued as follows: (i) 50% upon the first commercial sale in the United States of MS1819, and (ii) 50% upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days, in each case subject to the earlier determination of a majority of the members of the Board of Directors.

Beginning October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company utilized the services of Maged Shenouda as a financial consultant. Mr. Shenouda is also a member of the Board of Directors. Included in accounts payable at both December 31, 2017 and 2016 is $90,000 for Mr. Shenouda’s services.

Policy and Procedures Governing Related Party Transactions

The Board of Directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.

The SEC rules define a related party transaction to include any transaction, arrangement or relationship which: (i) we are a participant; (ii) the amount involved exceeds $120,000; and (iii) executive officer, director or director nominee, or any person who is known to be the beneficial owner of more than 5% of our common stock, or any person who is an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Although we do not maintain a formal written procedure for the review and approval of transactions with such related persons, it is our policy for the disinterested members of our Board of Directors to review all related party transactions on a case-by-case basis. To receive approval, a related-party transaction must have a legitimate business purpose for us and be on terms that are fair and reasonable to us and our stockholders and as favorable to us and our stockholders as would be available from non-related entities in comparable transactions.

All related party transactions must be disclosed in our applicable filings with the SEC as required under SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Mazars USA LLP for the years ended December 31, 2017 and 2016 for the professional services performed for us.

Audit Fees

The following table presents fees for professional services billed by Mazars USA LLP for the fiscal years ended December 31, 2017 and 2016.

	For the years ended December 31,
	2017	2016
Audit fees (1)	$139,329	$284,779
Audit-related fees (2)	33,240	181,437
Tax fees (3)	20,114	12,600
All other fees (4)	-	-
Total	$192,683	$478,816

(1)
Professional services rendered by the Mazars USA LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s.

(2)
The aggregate fees billed for assurance and related services by Mazars USA LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Note 1 above.

(3)
The aggregate fees billed for professional services rendered by Mazars USA LLP for tax compliance, tax advice, and tax planning.

(4)
The aggregate fees billed for products and services provided by Mazars USA LLP other than the services reported in Notes 1 through 3 above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed with management and Mazars USA, our independent registered public accounting firm, the audited consolidated financial statements in the AzurRx BioPharma, Inc. Annual Report on Form 10-K for the year ended December 31, 2017. The Audit Committee has also discussed with Mazars USA those matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 61.

Mazars USA also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Dated: March 16, 2018	Respectfully Submitted, Edward J. Borkowski, Chairman Alastair Riddell Charles J. Casamento

The information contained above under the caption “Report of the Audit Committee of the Board of Directors” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

(1)	Consolidated Financial Statements;

See Index to Consolidated Financial Statements at page 40 of the 10-K.

(2)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, and incorporated by reference into, the 10-K.

(b)	See Item 15(a)(2) above.

Index

List of Exhibits.

The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit No.	Description

1.1	Form of Underwriting Agreement (Incorporated by reference from Exhibit 1.1 filed with Amendment No 1. to Registration Statement on Form S-1, filed July 29, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 filed with Registration Statement on Form S-1, filed July 13, 2016).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 filed with Registration Statement on Form S-1, filed July 13, 2016).
4.1	Form of Common Stock Certificate (Incorporated by reference from Exhibit 4.1 filed with Amendment No 1. to Registration Statement on Form S-1, filed July 29, 2016).
4.2	Form of Investor Warrant (Incorporated by reference from Exhibit 4.2 filed with Registration Statement on Form S-1, filed July 13, 2016).
4.3	Form of Underwriter Warrant (Incorporated by reference from Exhibit 4.3 filed with Amendment No 1. to Registration Statement on Form S-1, filed July 29, 2016).
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

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 filed with Registration Statement on Form S-1, filed July 13, 2016).
23*	Consent of Mazars USA LLP, dated March 16, 2018.
31.1*	Certification of CEO as Required by Rule 13a-14(a)/15d-14.
31.2*	Certification of CFO as Required by Rule 13a-14(a)/15d-14.
31.3	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.4	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1*	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2*	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+ Confidential treatment has been granted with respect to portions of this exhibit.
* Filed as an exhibit to the 10-K, filed with the SEC on March 16, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

AZURRX BIOPHARMA, INC.
April 27, 2018	By: /s/ Johan M. (Thijs) Spoor Name: Johan M. (Thijs) Spoor Title: President and Chief Executive Officer By: /s/ Maged Shenouda Name: Maged Shenouda Title: Chief Financial Officer and Director