Form 10-Q
period 2018-03-31
AzurRx BioPharma, Inc.
filed 2018-05-14
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes [   ]    No [X]

As of May 14, 2018, there were 16,762,395 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017 included in our Annual Report filed on Form 10-K, filed with the SEC on March 16, 2018.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2018.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)
	March 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$574,474	$573,471
Other receivables	1,015,345	1,104,134
Prepaid expenses	216,126	274,963
Total Current Assets	1,805,945	1,952,568

Property, equipment, and leasehold improvements, net	148,777	133,987

Other Assets:
In process research and development, net	306,659	307,591
License agreements, net	883,878	1,038,364
Goodwill	2,071,356	2,016,240
Deposits	31,331	30,918
Total Other Assets	3,293,224	3,393,113
Total Assets	$5,247,946	$5,479,668

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,797,221	$1,187,234
Accounts payable and accrued expenses - related party	699,411	868,105
Note payable	80,139	159,180
Convertible debt	235,487	257,365
Interest payable	7,192	7,192
Total Current Liabilities	2,819,450	2,479,076

Contingent consideration	1,330,000	1,340,000
Total Liabilities	4,149,450	3,819,076

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 12,602,395 and 12,042,574 shares issued and outstanding, respectively, at March 31, 2018 and December 31, 2017	1,260	1,205
Additional paid-in capital	39,563,357	37,669,601
Subscriptions receivable	-	(1,071,070)
Accumulated deficit	(37,616,426)	(33,983,429)
Accumulated other comprehensive loss	(849,695)	(955,715)
Total Stockholders' Equity	1,098,496	1,660,592
Total Liabilities and Stockholders' Equity	$5,247,946	$5,479,668

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Research and development expenses	$1,678,029	$534,137
General and administrative expenses	1,916,333	2,174,355
Fair value adjustment, contingent consideration	(10,000)	100,000

Loss from operations	(3,584,362)	(2,808,492)

Other:
Interest expense	(48,635)	(874)
Total other	(48,635)	(874)

Loss before income taxes	(3,632,997)	(2,809,366)

Income taxes	-	-

Net loss	(3,632,997)	(2,809,366)

Other comprehensive loss:
Foreign currency translation adjustment	106,020	61,686
Total comprehensive loss	$(3,526,977)	$(2,747,680)

Basic and diluted weighted average shares outstanding	12,447,438	9,631,088

Loss per share - basic and diluted	$(0.29)	$(0.29)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total

Balance, January 1, 2017	-	$-	9,631,088	$963	$27,560,960	$-	$(22,887,046)	$(1,461,875)	$3,213,002

Stock-based compensation					522,315				522,315
Restricted stock granted to consultants					81,060				81,060
Warrants issued to consultants					402,318				402,318
Foreign currency translation adjustment								61,686	61,686
Net loss							(2,809,366)		(2,809,366)
Balance, March 31, 2017	-	$-	9,631,088	$963	$28,566,653	$-	$(25,696,412)	$(1,400,189)	$1,471,015

Balance, January 1, 2018	-	$-	12,042,574	$1,205	$37,669,601	$(1,071,070)	$(33,983,429)	$(955,715)	1,660,592

Common stock issued to consultants			751	-	-				-
Common stock issued for warrant exercises			503,070	49	1,253,623	1,071,070			2,324,742
Stock-based compensation					29,018				29,018
Restricted stock granted to employees/directors			30,000	3	113,697				113,700
Convertible debt converted into common stock			26,000	3	68,670				68,673
Warrant modification					428,748				428,748
Foreign currency translation adjustment								106,020	106,020
Net loss							(3,632,997)		(3,632,997)
Balance, March 31, 2018	-	$-	12,602,395	$1,260	$39,563,357	$-	$(37,616,426)	$(849,695)	$1,098,496

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash flows from operating activities:
Net loss	$(3,632,997)	$(2,809,366)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	14,763	10,597
Amortization	191,681	166,188
Fair value adjustment, contingent consideration	(10,000)	100,000
Stock-based compensation	29,018	522,315
Restricted stock granted to employees/directors	113,700	-
Restricted stock granted to consultants	-	81,060
Warrants issued to consultants	-	402,318
Accreted interest on debt discount - warrants	46,795	-
Warrant modification	428,748	-
Changes in assets and liabilities:
Other receivables	120,877	(32,260)
Prepaid expenses	59,625	22,380
Accounts payable and accrued expenses	423,523	371,338
Net cash used in operating activities	(2,214,267)	(1,165,430)

Cash flows from investing activities:
Purchase of property and equipment	(29,521)	(585)
Net cash used in investing activities	(29,521)	(585)

Cash flows from financing activities:
Issuances of common stock	2,324,742	-
Repayments of note payable	(79,041)	(77,332)
Net cash provided by (used in) financing activities	2,245,701	(77,332)

Increase (decrease) in cash	1,913	(1,243,347)

Effect of exchange rate changes on cash	(910)	1,753

Cash, beginning balance	573,471	1,773,525

Cash, ending balance	$574,474	$531,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,840	$874

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of convertible debt into common stock	$68,673	$-

See accompanying notes to consolidated financial statements

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 1 - The Company, Recent Development, and Basis of Presentation

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

Our current product pipeline consists of two therapeutic programs under development, each of which are described below:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant since it was created from new combinations of genetic material in a yeast called Yarrowia lipolytica. An open-label, dose escalation Phase IIa trial of MS1819-SD is being conducted in France, Australia, and New Zealand and has been designed to enroll 12-15 patients with EPI caused by chronic pancreatitis. The primary objective of the Phase IIa trial is to investigate the safety of escalating doses of MS1819-SD in patients with CP. The secondary objective is to investigate the efficacy of MS1819-SD in these patients by analysis of the coefficient of fat absorption and its change from baseline. Safety is being assessed at the end of each treatment period with particular attention paid to immunoallergic effects, digestive symptoms and clinical laboratory tests. Results from the Phase IIa trial are expected in the second half of 2018.

B-Lactamase Program

The Company’s b-lactamase program focuses on products with an n enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, we have two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules.  AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity and degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, we are focused on advancing pre-clinical development of AZX1103 and expect to file an Investigational New Drug application (an “IND”) for AZX1103 with the U.S. Food and Drug Administration (“FDA”) by the end of 2018. At this time, we do not have immediate plans to continue the development of AZX1101.

DRAFT

Notes to Unaudited Consolidated Financial Statements

Recent Developments

Public Offering of Common Stock

On May 3, 2018, the Company completed an underwritten, public offering of 4,160,000 shares of its common stock, par value $0.0001 per share, at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million (the “May 2018 Public Offering”). The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer & Co. Inc. (“Oppenheimer”) on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, estimated legal fees, and other offering expenses payable by the Company, the Company received net proceeds of approximately $9.4 million.

The May 2018 Public Offering was conducted pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-221275), filed with the SEC on November 1, 2017, and declared effective on November 17, 2017, including the base prospectus dated November 1, 2017 included therein and the related prospectus supplement, and a registration statement on Form S-3 filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”), (File No. 333-224562) filed on May 1, 2018.

In addition to the underwriting discount received by Oppenheimer, the Company also issued unregistered warrants to Oppenheimer to purchase up to 208,000 shares of its common stock (the “Underwriter Warrants”). The Underwriter Warrants will become exercisable six months from the date of issuance, expire on May 1, 2023 and have an exercise price of $2.55 per share. As a result of certain investors participating in the Offering, the Company also paid a financial advisory fee to Alexander Capital, LP, consisting of a cash payment and the issuance of warrants, substantially similar to the Underwriter Warrants, to purchase up to 36,400 shares of its common stock at an exercise price of $2.75 per share.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2017, has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative ofthe results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

The unaudited interim consolidated financial statements include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS. Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at March 31, 2018 of approximately $1,014,000, and had an accumulated deficit of approximately $37,616,000 at March 31, 2018. The Company currently believes that its cash on hand will sustain its operations until July 2019.

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At March 31, 2018 and December 31, 2017, the Company had approximately $197,757 and $78,859, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

The Company also has exposure to foreign currency risk as its subsidiary in France has a functional currency in Euros.

Equity-Based Payments to Non-Employees
The Company accounts for equity instruments, including restricted stock, stock options and warrants, issued to non-employees in accordance with authoritative guidance for equity-based payments to non-employees. All transactions in which goods or services are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of theequity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date of grant if nonforfeitable and fully vested, or (ii) the date the non-employee's performance is completed and there is no further associated performance commitment. The fair value of unvested equity instruments granted to non-employees is re-measured at each reporting date, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered. The expense is recognized in the same manner as if we had paid cash for the services provided by the non-employees.

Research and Development
Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expenses. R&D costs consist principally of compensation of employees and consultants that perform the Company’s research activities, the fees paid to maintain the Company’s licenses, and the payments to third parties for clinical trial and additional product development and testing.

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

Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. Early adoption is permitted. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial statements. We believe that the most significant changes relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for office space and research facilities.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to mainly change the accounting for investments in equity securities and financial liabilities carried at fair value as well as to modify the presentation and disclosure requirements for financial instruments. The ASU is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Adoption of the ASU is retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company believes that the adoption of this pronouncement will not have an impact on the Company’s financial statements.

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

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 3 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

At March 31, 2018 and December 31, 2017, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 7.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At March 31, 2018:
Contingent consideration	$1,330,000	$-	$-	$1,330,000

At December 31, 2017:
Contingent consideration	$1,340,000	$-	$-	$1,340,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:

Contingent Consideration
Balance at December 31, 2017	$1,340,000
Change in fair value	(10,000)
Balance at March 31, 2018	$1,330,000

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at March 31, 2018 and December 31, 2017 included projected net sales over a period of patent exclusivity (seven years), discounted by (i) the Company’s weighted average cost of capital (32.9% and 32.4%, respectively), (ii) the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, (iii) asset volatility (83.7% and 83.1%, respectively), that replaces the equity volatility in the traditional BSM, (iv) risk-free rates (ranging from 2.1% to 2.7% and 1.8% to 2.4%, respectively), and (v) an option-adjusted spread (1.0% and 0.6%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At March 31, 2018:
Cash	$574,474	$-	$574,474	$-	$574,474
Other receivables	$1,015,345	$-	$-	$1,015,345	$1,015,345
Notes payable	$80,139	$-	$-	$80,139	$80,139
Convertible debt	$235,487	$-	$-	$286,529	$286,529

At December 31, 2017:
Cash	$573,471	$-	$573,471	$-	$573,471
Other receivables	$1,104,134	$-	$-	$1,104,134	$1,104,134
Notes payable	$159,180	$-	$-	$159,180	$159,180
Convertible debt	$257,365	$-	$-	$387,201	$387,201

DRAFT

Notes to Unaudited Consolidated Financial Statements

The fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received within nine months from year end and amounts due from our collaboration partner Laboratoires Mayoly Spindler SAS (“Mayoly”), see Note 15.

The fair value of note payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of convertible debt is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates, or the current interest rates of similar instruments.

Note 4 - Other Receivables

Other receivables consisted of the following:

	March 31, 2018	December 31, 2017
R&D tax credits	$986,649	$954,897
Other	28,696	149,237
Total other receivables	$1,015,345	$1,104,134

The R&D tax credits are refundable tax credits for research conducted in France. Other consists primarily of amounts due from collaboration partner Mayoly, see Note 15, and non-income tax related items from French government entities.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	March 31, 2018	December 31, 2017
Laboratory equipment	$188,558	$165,611
Computer equipment	50,972	44,364
Office equipment	36,334	36,334
Leasehold improvements	29,163	29,163
Total property, plant and equipment	305,027	275,472
Less accumulated depreciation	(156,250)	(141,485)
Property, plant and equipment, net	$148,777	$133,987

Depreciation expense for the three months ended March 31, 2018 and 2017 was $14,763 and $10,597, respectively. Depreciation expense is included in general and administrative (“G&A”) expense.

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 6 - Intangible Assets and Goodwill

Intangible assets are as follows:

	March 31, 2018	December 31, 2017
In process research and development	$448,314	$436,385
Less accumulated amortization	(141,655)	(128,794)
In process research and development, net	$306,659	$307,591

License agreements	$3,657,425	$3,560,107
Less accumulated amortization	(2,773,547)	(2,521,743)
License agreements, net	$883,878	$1,038,364

Amortization expense for the three months ended March 31, 2018 and 2017 was $191,681 and $166,188, respectively.

As of March 31, 2018, amortization expense is expected to be as follows for the next five years:

2018 (balance of year)	$576,633
2019	372,623
2020	37,359
2021	37,359
2022	37,359
2023	37,359

Goodwill is as follows:

Goodwill
Balance at December 31, 2017	$2,016,240
Foreign currency translation	55,116
Balance at March 31, 2018	$2,071,356

Note 7 - Contingent Consideration

On June 13, 2014, the Company executed a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”). Pursuant to the SPA, the Company is obligated to pay Protea certain contingent consideration in U.S. dollars upon the satisfaction of certain events, including (i) a one-time milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a Business Product (as such term is defined in the SPA). (ii) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000, and (iii) 10% of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe, see Note 3.

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Trade payables	$1,382,170	$705,041
Accrued expenses	290,810	262,200
Accrued payroll	124,241	219,993
Total accounts payable and accrued expenses	$1,797,221	$1,187,234

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 9 - Note Payable

On October 30, 2017, the Company entered into a nine-month financing agreement for its directors and officer’s liability insurance in the amount of $237,137 that bears interest at an annual rate of 5.537%. Monthly payments, including principal and interest, are $26,960 per month. The balance due under this financing agreement at March 31, 2018 and December 31, 2017 was $80,139 and $159,180, respectively.

Note 10 - Original Issue Discounted Convertible Notes and Warrants

LPC OID Debenture
On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to LPC. The principal and original issue discount of $1,120,000 due under the terms of the Debenture were due on the Maturity Date, which is defined as the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, AES, of certain tax credits that the Company received prior to November 10, 2017 (the “Tax Credit”). In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s common stock at an exercise price of $4.2592 per share (“LPC Series A Warrant”) that will terminate five years after the date of issuance.

On November 10, 2017, the Company and LPC modified the Debenture to extend the Maturity Date to November 29, 2017, subject to the Company’s right to extend the Maturity Date to July 11, 2018 (the “Extension Option”) in exchange for 30,000 shares of the Company’s common stock which were valued at $90,300 and charged to interest expense. The Company exercised its Extension Option on November 29, 2017 and issued LPC an additional warrant to purchase 164,256 shares of the Company’s common stock at an exercise price of $3.17 per share (“LPC Series B Warrant”) that will terminate five years after the date of issuance. The Company accounted for the LPC Series B Warrant feature of the Debenture based upon the relative fair value of the warrants on the date of issuance of the Debenture of $164,325, which was recorded as additional paid in capital and a discount to the Debenture.

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

For the three months ended March 31, 2018 and 2017, the Company recorded $46,795 and $0, respectively, of interest expense related to the amortization of the debt discount related to the warrant features of the Debenture.

Convertible Debt consisted of:

	March 31, 2018	December 31, 2017
Convertible debt	$261,008	$352,713
Accreted OID interest	25,521	34,488
Unamortized debt discount - warrants	(51,042)	(129,836)
Total convertible debt	$235,487	$257,365

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 11 - Equity

Common Stock
At March 31, 2018 and December 31, 2017, the Company had 12,602,395 and 12,042,574, respectively, of shares of its common stock issued and outstanding.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three months ended March 31, 2018 and 2017, the Company granted 0 and 190,000, respectively, of stock options under the 2014 Plan, see Note 13.

Series A Convertible Preferred Stock
At March 31, 2018 and December 31, 2017, there were no Series A outstanding and all terms of the Series A are still in effect.

Restricted Stock
During the three months ended March 31, 2018, 61,500 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $202,810. During the three months ended March 31, 2018, 66,917 restricted shares of common stock vested with a value of $222,310 of which an aggregate of 30,000 shares with a value of $94,200 have been issued to our directors as a part of Board Compensation. The restricted common stock granted have vesting terms ranging from immediately to three years or based on the Company achieving certain milestones as set forth in the following paragraph.

As of March 31, 2018, the Company had unrecognized restricted common stock expense of $612,197. $187,197 of this unrecognized expense will be recognized over the average remaining vesting term of the restricted common stock of 2.40 years. $425,000 of this unrecognized expense vests (i) 75% upon an FDA acceptance of an Investigational New Drug (“IND”) application in the United States; and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD. As of March 31, 2018, the probability of these milestones being reached could not be determined.

During the three months ended March 31, 2017, 21,000 shares of restricted common stock were granted but not issued to employees and consultants with a total value of $81,060.

On July 24, 2017, the Company entered into a consulting agreement that includes a grant of 40,000 restricted shares of common stock to the consultant contingent upon the approval of the Board, which as of May 14, 2018 has not yet been granted.

On January 2, 2018, the Company entered into a consulting agreement that includes a grant of 43,000 restricted shares of common stock to the consultant contingent upon the approval of the Board, which as of May 14, 2018 has not yet been granted.

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 12 - Warrants

In January 2018, the Company offered warrant holders the opportunity to exercise their warrants at a reduced strike price of $2.50, and if so elected, would also have the opportunity to reprice other warrants that they continue to hold unexercised to $3.25. The offer, which was effective January 12, 2018, was for the repricing only and did not modify the life of the warrants. Warrant holders of approximately 503,000 shares exercised their warrants and also had other warrants modified on approximately 197,000 shares, which resulted in a charge of approximately $429,000 in the three months ended March 31, 2018. Cash proceeds on the exercise of these warrants as well as the stock subscriptions as of December 31, 2017 of $1,071,070 amounted to approximately $2,300,000 in January 2018.

Stock warrant transactions for the periods January 1 through March 31, 2018 and 2017 are as follows:

	Warrants	Exercise Price Per Share	Weighted Average Exercise Price

Warrants outstanding and exercisable at January 1, 2017	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	200,000	$5.50 - $6.50	$6.25
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at March 31, 2017	2,058,340	$4.76 - $7.37	$5.72

Warrants outstanding and exercisable at January 1, 2018	3,371,385	$3.17 - $7.37	$5.28

Granted during the period	-	-	-
Expired during the period	-	-	-
Exercised during the period	(503,070)	$2.50	$2.50
Warrants outstanding and exercisable at March 31, 2018	2,868,315	$3.17 - $7.37	$5.02

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$3.00 - $3.99	636,972	4.06
$4.00 - $4.99	196,632	3.76
$5.00 - $5.99	1,815,041	3.72
$6.00 - $6.99	187,750	3.51
$7.00 - $7.37	31,920	2.71
Total	2,868,315	3.77	$5.02

During the three months ended March 31, 2018, no warrants were issued to non-employees.

During the three months ended March 31, 2017, 200,000 warrants were issued to consultants. 166,667 of these warrants vested in the three months ended March 31, 2017 with a value of $402,318. This amount was included in G&A expenses.

The weighted average fair value of warrants granted to non-employees during the three months ended March 31, 2017 was $2.47. The fair value was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31, 2017
Expected life (in years)	5
Volatility	90%
Risk-free interest rate	1.90% - 1.92%
Dividend yield	—%

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

During the three months ended March 31, 2018, no stock options were granted. During the three months ended March 31, 2018, 7,500 options vested having a fair value of $29,018.

During the three months ended March 31, 2017, 190,000 stock options were granted with an exercise price of $4.48 and a life of 10 years. 135,000 of these options vested in the three months ended March 31, 2017 having a fair value of $522,315. The weighted average fair value of stock options granted to employees during the three months ended March 31, 2017 was $3.87.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31, 2017
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

DRAFT

Notes to Unaudited Consolidated Financial Statements

Stock option activity under the 2014 Plan for the periods January 1 through March 31, 2017 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life in Years	Aggregate Intrinsic Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	190,000	$4.48	9.85	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at March 31, 2017	190,000	$4.48	9.85	$-

Exercisable at March 31, 2017	135,000	$4.48	9.85	$-

Non-vested stock options outstanding at January 1, 2017	-	-

Granted during the period	55,000	$4.48	9.85	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at March 31, 2017	55,000	$4.48	9.85	$-

Stock options outstanding at January 1, 2018	545,000	$4.05	7.13	$-

Granted during the period	-	-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at March 31, 2018	545,000	$4.05	6.89	$-

Exercisable at March 31, 2018	165,000	$4.48	8.85	$-

Non-vested stock options outstanding at January 1, 2018	387,500	$3.89	6.39	$-

Granted during the period	-	-
Vested during the period	7,500	$4.48	6.39	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at March 31, 2018	380,000	$3.87	6.03	$-

639,471 shares were available for future issuance under the 2014 Plan as of March 31, 2018.

As of March 31, 2018, the Company had unrecognized stock-based compensation expense of $976,375. $96,725 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 0.85 years. $879,650 of this unrecognized expense vests (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD. As of March 31, 2018, the probability of these milestones being reached could not be determined.

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 14 - Interest Expense

During the three months ended March 31, 2018 and 2017, the Company incurred $48,635 and $874, respectively, of interest expense. During the three months ended March 31, 2018 and 2017, $46,795 and $0, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of amortization of debt discount related to the warrants. During the three months ended March 31, 2018 and 2017, the Company also incurred $1,840 and $874, respectively, of miscellaneous interest expense.

Note 15 - Agreements

TransChem Sublicense Agreement

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases. No payments were made under this agreement in the three months ended March 31, 2018.

Mayoly Agreement

During the three months ended March 31, 2018 and 2017, the Company was reimbursed $125,986 and $253,419, respectively, from Mayoly under the Mayoly Agreement.

The Mayoly Agreement includes a €1,000,000 payment due to Mayoly upon the U.S. FDA approval of MS1819-SD. At this time, based on management’s assessment of ASC Topic 450, Contingencies, the Company has not recorded any contingent liability related to this payment.

Employment Agreements

Johan (Thijs) Spoor

On January 3, 2016, the Company entered into an employment agreement with its President and Chief Executive Officer, Johan (Thijs) Spoor. The employment agreement provides for a term expiring January 2, 2019.

Mr. Spoor was originally entitled to 380,000 10-year stock options pursuant to the 2014 Plan. In the first quarter of 2017, 100,000 options having a value of $386,900 were granted and expensed. On September 29, 2017, Mr. Spoor was granted 100,000 shares of restricted common stock subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD, in satisfaction of the Company’s obligation to issue the additional 280,000 options to Mr. Spoor described above, with an estimated fair value at the grant date of $425,000 to be expensed when the probability of these milestones can be determined.

Also on September 29, 2017, the Board approved a 2016 annual incentive bonus equal to 40% of Mr. Spoor’s current base salary pursuant to his employment agreement in the amount of $170,000.

DRAFT

Notes to Unaudited Consolidated Financial Statements

Maged Shenouda

On September 26, 2017, the Company entered into an employment agreement with Maged Shenouda, a member of the Company’s Board of Directors, pursuant to which Mr. Shenouda serves as the Company’s Chief Financial Officer. Mr. Shenouda’s employment agreement provides for the issuance of stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan. These options will vest as follows so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD. The option is exercisable for $4.39 per share and will expire on September 25, 2027.

Note 16 - Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $31,227 and $34,027, respectively, in the three months ended March 31, 2018 and 2017.

Minimum future annual rental payments are as follows:

2018 (balance of the year)	$90,768
2019	$77,833
2020	$69,793

Note 17 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At March 31, 2018 and December 31, 2017, the Company had no tax provision for either jurisdictions.

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21% and the elimination or reduction in the deductibility of certain credits and limitations, such as net operating losses, interest expense, and executive compensation. The federal statutory rate reduction took effect on January 1, 2018. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, the Company continues to evaluate the impact of the 2017 Tax Act, which may impact its current conclusions.

At March 31, 2018 and December 31, 2017, the Company had gross deferred tax assets of approximately $10,843,000 and $9,918,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $10,843,000 and $9,918,000, respectively, has been established at March 31, 2018 and December 31, 2017.

DRAFT

Notes to Unaudited Consolidated Financial Statements

At March 31, 2018, the Company has gross net operating loss (“NOL”) carry-forwards for U.S. federal and state income tax purposes of approximately $16,431,000 and $15,000,000, respectively. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At March 31, 2018 and December 31, 2017, the Company had approximately $14,487,000 and $12,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At March 31, 2018 and December 31, 2017, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

At March 31, 2018, diluted net loss per share did not include the effect of 2,868,315 shares of common stock issuable upon the exercise of outstanding warrants, 545,000 shares of common stock issuable upon the exercise of outstanding options, and 74,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be antidilutive during the periods prior to conversion.

At March 31, 2017, diluted net loss per share did not include the effect of 2,058,340 shares of common stock issuable upon the exercise of outstanding warrants and 190,000 shares of common stock issuable upon the exercise of outstanding options, as their effect would be antidilutive during the periods prior to conversion.

Note 19 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and President, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at both March 31, 2018 and December 31, 2017 is $478,400 for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both March 31, 2018 and December 31, 2017 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

DRAFT

Notes to Unaudited Consolidated Financial Statements

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of our Board of Directors and the Company’s Audit Committee Chair, as a financial consultant. Included in accounts payable at December 31, 2017 is $90,000 for Mr. Borkowski’s services. This amount was paid to Mr. Borkowski in the three months ended March 31, 2018.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the three months ended March 31, 2018 and 2017 was $0 and $30,000, respectively. Included in accounts payable at March 31, 2018 and December 31, 2017 is $50,000 and $70,000, respectively, for Mr. Shenouda’s services.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to“AzurRx” “Company,” “we,” “us,” “our,” or similar references mean AzurRx BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “AzurRx BioPharma” refer to AzurRx BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to AzurRx BioPharma SAS, AzurRx BioPharma’s wholly-owned subsidiary through which we conduct our European operations. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

AzurRx BioPharma, Inc. was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company (“AES”).

AzurRx, through its AES subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. Our current product pipeline consists of two therapeutic programs under development, each of which are described below:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant since it was created from new combinations of genetic material in a yeast called Yarrowia lipolytica. An open-label, dose escalation Phase IIa trial of MS1819-SD is being conducted in France, Australia, and New Zealand and has been designed to enroll 12-15 patients with EPI caused by chronic pancreatitis. The primary objective of the Phase IIa trial is to investigate the safety of escalating doses of MS1819-SD in patients with CP. The secondary objective is to investigate the efficacy of MS1819-SD in these patients by analysis of the coefficient of fat absorption and its change from baseline. Safety is being assessed at the end of each treatment period with particular attention paid to immunoallergic effects, digestive symptoms and clinical laboratory tests. Results from the Phase IIa trial are expected in the second half of 2018.

B-Lactamase Program

The Company’s b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, we have two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules.  AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity and degrading of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, we are focused on advancing pre-clinical development of AZX1103, and expect to file an Investigational New Drug application (an “IND”) for AZX1103 with the U.S. Food and Drug Administration (“FDA”) by the end of 2018. At this time, we do not have immediate plans to continue the development of AZX1101.

Recent Developments

Public Offering of Common Stock

On May 3, 2018, we completed an underwritten, public offering of 4,160,000 shares of our common stock, par value $0.0001 per share, at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million (the “May 2018 Public Offering”). The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer & Co. Inc. (“Oppenheimer”) on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, estimated legal fees, and other offering expenses payable by us, we received net proceeds of approximately $9.4 million.

The May 2018 Public Offering was conducted pursuant to our effective shelf registration statement on Form S-3 (File No. 333-221275), filed with the SEC on November 1, 2017, and declared effective on November 17, 2017, including the base prospectus dated November 1, 2017 included therein and the related prospectus supplement, and a registration statement on Form S-3 filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”), (File No. 333-224562) filed on May 1, 2018.

In addition to the underwriting discount received by Oppenheimer, we also issued unregistered warrants to Oppenheimer to purchase up to 208,000 shares of our common stock (the “Underwriter Warrants”). The Underwriter Warrants will become exercisable six months from the date of issuance, expire on May 1, 2023 and have an exercise price of $2.55 per share. As a result of certain investors participating in the Offering, we also paid a financial advisory fee to Alexander Capital, LP, consisting of a cash payment and the issuance of warrants, substantially similar to the Underwriter Warrants, to purchase up to 36,400 shares of our common stock at an exercise price of $2.75 per share.

Warrant Exchange

Beginning on December 31, 2017, we entered into warrant repricing letter agreements (the “Exercise Agreements”) with certain holders (the “Holders”) of an aggregate total of 1,354,219 previously issued common stock purchase warrants (the “Warrants”) pursuant to which we agreed to reduce the exercise price of an aggregate total of 931,498 Warrants held by such Holders (the “Repriced Warrants”) to $2.50 per share (the “Reduced Exercise Price”) in consideration for the exercise in full of the Repriced Warrants, and agreed to amend an aggregate total of 422,721 remaining, unexercised Warrants held by certain Holders (the “Remaining Warrants”) to reduce the exercise of the Remaining Warrants to $3.25 per share. We received aggregate gross proceeds of approximately $2.3 million in 2018 from the exercise of the Repriced Warrants by the Holders.

Update on Phase IIa Trial of MS1819-SD

On April 23, 2018, we provided an update on the first nine patients treated in our ongoing open label, dose escalation Phase IIa trial of MS1819-SD. We observed both clinical activity and a clear dose response in these patients, where the highest MS1819-SD dose cohort continued to show greater than 21% improvement in the coefficient of fat absorption (“CFA”) in evaluable patients. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, such as Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results. With regard to safety, no serious adverse events or notable mild to moderate events have been reported in the open label, dose escalation Phase IIa trial. Other markers relating to nutritional status including patients’ plasma albumen were unchanged with treatment. Similarly, fecal nitrogen assessments and nitrogen output showed favorable trends.

Preclinical Data for AZX1103

On April 18, 2018, we announced positive preclinical results for AZX1103. The results from the preclinical studies showed that AZX1103 had activity and degraded amoxicillin in the presence of clavulanic acid in the upper GI tract in the Gottingen minipig model. AZX1103 is designed to be a complementary treatment for patients receiving antibiotics in the hospital setting. The series of preclinical studies investigated oral delivery of AZX1103 using three different capsule formulations: immediate release, enteric delivery or colonic delivery. In all three formulations and at all doses tested, AZX1103 appeared to be well tolerated. No side effects were observed and the animals showed normal behavior, standard food consumption and body weight gain. There was no evidence of acute toxicity, and no severe immunoallergic reactions were seen at doses of up to 180mg/day. The favorable safety profile is partly the result of AZX1103 not being absorbed by the gut and entering the bloodstream. This property was confirmed by ELISA testing, which did not detect the enzyme in AZX1103 in the animal sera.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2018, we had cash of approximately $574,000 and had an accumulated deficit of approximately $37,616,000.

We have funded our operations to date primarily through the completion of our initial public offering in October 2016 (“IPO”), the issuance of debt and convertible debt securities, as well as the issuance of common stock in various private placement transactions and the May 2018 Public Offering. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. We believe that our cash on hand, including the approximately $2.3 million in net proceeds received from the exercise of the Repriced Warrants and the approximately $9.4 million in net proceeds received from May 2018 Public Offering, will sustain operations until July 2019.

We are focused on expanding our product pipeline through collaborations, and also through potential acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such potential acquisitions, we might raise additional equity capital, incur additional debt, or both, which capital may not be available on a timely basis or on acceptable terms.

Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations:

Contractual Obligation	Total	2018 (Balance of Year)	2019	2020	2021	2022
Operating Leases	$238,394	$90,768	$77,833	$69,793	$-	$-

Cash Flows for the Three Months Ended March 31, 2018 and 2017

Net cash used in operating activities for the three months ended March 31, 2018 was $2,214,267, which primarily reflected our net loss of $3,632,997 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $206,444, non-cash fair value adjustment of the contingent consideration of ($10,000), non-cash stock-based compensation of $29,018, non-cash restricted stock granted to employees/directors of $113,700, non-cash debt discount - warrants on a 12% Senior Secured Original Issue Discount Convertible Debenture issued to Lincoln Park Capital in April 2017 (the "LPC Debenture") of $46,795, and a non-cash warrant modification expense of $428,748. Changes in assets and liabilities are due to a decrease in other receivables of $120,877 due primarily to the receipt of payments from our research partner Laboratoires Mayoly Spindler SAS (“Mayoly”), a decrease in prepaid expenses of $59,625 due primarily to the expensing of prepaid insurance, and an increase in accounts payable and accrued expenses of $423,523 due primarily to increased research and development expense as detailed below.

Net cash used in operating activities for the three months ended March 31, 2017 was $1,165,430, which primarily reflected our net loss of $2,809,366 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $176,785, non-cash fair value adjustment of the contingent consideration of $100,000, non-cash stock-based compensation of $522,315, non-cash restricted stock granted to consultants of $81,060, non-cash warrant expense of $402,318. Changes in assets and liabilities are due to a decrease in prepaid expenses of $22,380 due to the expensing of prepaid insurance, an increase in accounts payable and accrued expenses of $371,338 due to our cash position, offset by an increase in other receivables of $32,260 due to amounts due from our research partner.

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $29,521 and $585, respectively, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2018 was $2,245,701, which consisted of $2,324,742 from the issuance of common stock from the exercise of Repriced Warrants, offset by repayment of a note payable of $79,041. Net cash used in financing activities for the three months ended March 31, 2017 was $77,332, which consisted of repayments of notes payable.

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017

Research and development expenses were $1,678,029 and $534,137, respectively, for the three months ended March 31, 2018 and 2017, an increase of $1,143,892, primarily due to milestone payments for the ongoing phase 2 study of MS1819-SD in chronic pancreatitis as well as the production of new batches of material for both the MS1819-SD program and the b-lactamase program. We expect research and development expenses to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

General and administrative (“G&A”) expenses were $1,916,333 and $2,174,355, respectively, for the three months ended March 31, 2018 and 2017, a decrease of $258,022. The decrease for the three months ended March 31, 2018 as compared to the same period in 2017 was due primarily to a decrease in non-cash restricted stock, stock-based compensation, and warrants granted accumulating to $754,365 due to less grants made in 2018 than in the same period in 2017, a decrease in website expenses of $35,000 as the website was revamped in the first quarter of 2017 offset by an increase in salaries of $73,500 due to the addition of a Chief Financial Officer, investor relations increased by $38,344 due to efforts to increase the visibility of the Company and a warrant modification expense of $428,748. We expect G&A expenses to increase going forward as we proceed closer to commercialization of our product candidates.

Fair value adjustment of our contingent consideration was ($10,000) and $100,000, respectively, for the three months ended March 31, 2018 and 2017. The difference in fair value adjustments in the three-month period ended March 31, 2018 as compared to the same period in 2017 is due primarily to increasing risk-free and corporate bond rates.

Interest expense was $48,635 and $874, respectively, for the three months ended March 31, 2018 and 2017, an increase of $47,761. The higher interest expense is due to the LPC Debenture outstanding during the three months ended March 31, 2018 as compared to the same period in 2017.

Net loss was $3,632,997 and $2,809,366, respectively, for the three months ended March 31, 2018 and 2017. The higher net loss for the three months ended March 31, 2018 compared to the same period in 2017 is due to the changes in expenses as noted above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on March 16, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 14, 2018, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description

4.1	Form of Underwriter Warrant, dated May 2018 (incorporated by reference from Exhibit 4.1 filed with the Current Report on Form 8-K, filed May 4, 2018).

31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: May 14, 2018