Form 10-Q
period 2018-06-30
AzurRx BioPharma, Inc.
filed 2018-08-13
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes [   ]    No [X]

As of August 10, 2018, there were 16,910,462 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

  TABLE O F CONTENTS

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2018.

AZURRX BIOPHARMA, INC. Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$7,420,425	$573,471
Other receivables	1,081,378	1,104,134
Prepaid expenses	132,324	274,963
Total Current Assets	8,634,127	1,952,568

Property, equipment, and leasehold improvements, net	145,024	133,987

Other Assets:
In process research and development, net	282,293	307,591
License agreements, net	665,578	1,038,364
Goodwill	1,966,670	2,016,240
Deposits	45,546	30,918
Total Other Assets	2,960,087	3,393,113
Total Assets	$11,739,238	$5,479,668

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,259,889	$1,187,234
Accounts payable and accrued expenses - related party	1,035,970	868,105
Note payable	26,836	159,180
Convertible debt	281,024	257,365
Interest payable	7,192	7,192
Total Current Liabilities	2,610,911	2,479,076

Contingent consideration	1,500,000	1,340,000
Total Liabilities	4,110,911	3,819,076

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 16,792,395 and 12,042,574 shares issued and outstanding, respectively, at June 30, 2018 and December 31, 2017	1,679	1,205
Additional paid-in capital	49,611,859	37,669,601
Subscriptions receivable	-	(1,071,070)
Accumulated deficit	(40,925,603)	(33,983,429)
Accumulated other comprehensive loss	(1,059,608)	(955,715)
Total Stockholders' Equity	7,628,327	1,660,592
Total Liabilities and Stockholders' Equity	$11,739,238	$5,479,668

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC. Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Research and development expenses	$925,776	$743,422	$2,603,805	$1,277,559
General and administrative expenses	2,167,247	1,381,013	4,083,580	3,555,368
Fair value adjustment, contingent consideration	170,000	260,000	160,000	360,000

Loss from operations	(3,263,023)	(2,384,435)	(6,847,385)	(5,192,927)

Other:
Interest expense	(46,154)	(287,347)	(94,789)	(288,221)
Total other	(46,154)	(287,347)	(94,789)	(288,221)

Loss before income taxes	(3,309,177)	(2,671,782)	(6,942,174)	(5,481,148)

Income taxes	-	-	-	-

Net loss	(3,309,177)	(2,671,782)	(6,942,174)	(5,481,148)

Other comprehensive loss:
Foreign currency translation adjustment	(209,913)	230,170	(103,893)	291,856
Total comprehensive loss	$(3,519,090)	$(2,441,612)	$(7,046,067)	$(5,189,292)

Basic and diluted weighted average shares outstanding	15,300,197	10,064,713	13,881,698	9,849,098

Loss per share - basic and diluted	$(0.22)	$(0.27)	$(0.50)	$(0.56)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total

Balance, January 1, 2017	-	$-	9,631,088	$963	$27,560,960	$-	$(22,887,046)	$(1,461,875)	$3,213,002

Common stock and warrants issued from private placement			1,428,572	143	4,645,082				4,645,225
Stock-based compensation					551,333				551,333
Restricted stock granted to consultants			58,500	6	221,479				221,485
Warrants issued to consultants					560,902				560,902
Warrants issued in association with convertible debt issuances					246,347				246,347
Beneficial conversion feature on convertible debt issuances					395,589				395,589
Foreign currency translation adjustment								291,856	291,856
Net loss							(5,481,148)		(5,481,148)
Balance, June 30, 2017	-	$-	11,118,160	$1,112	$34,181,692	$-	$(28,368,195)	$(1,170,019)	$4,644,590

Balance, January 1, 2018	-	$-	12,042,574	$1,205	$37,669,601	$(1,071,070)	$(33,983,429)	$(955,715)	$1,660,592

Common stock issued from public offering			4,160,000	416	9,577,524				9,577,940
Common stock issued to consultants			751	-	-				-
Common stock issued for warrant exercises			503,070	49	1,253,623	1,071,070			2,324,742
Stock-based compensation					277,948				277,948
Restricted stock granted to employees/directors			60,000	6	335,745				335,751
Convertible debt converted into common stock			26,000	3	68,670				68,673
Warrant modification					428,748				428,748
Foreign currency translation adjustment								(103,893)	(103,893)
Net loss							(6,942,174)		(6,942,174)
Balance, June 30, 2018	-	$-	16,792,395	$1,679	$49,611,859	$-	$(40,925,603)	$(1,059,608)	$7,628,327

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(6,942,174)	$(5,481,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,420	23,124
Amortization	377,499	355,857
Fair value adjustment, contingent consideration	160,000	360,000
Stock-based compensation	277,948	551,333
Restricted stock granted to employees/directors	335,751	-
Restricted stock granted/accrued to consultants	220,230	221,485
Warrants issued to consultants	-	560,902
Accreted interest on convertible debt	-	45,209
Convertible debt beneficial conversion feature	-	149,036
Accreted interest on debt discount - warrants	92,332	92,810
Warrant modification	428,748	-
Changes in assets and liabilities:
Other receivables	(6,624)	70,745
Prepaid expenses	142,560	6,449
Deposits	(15,000)	5,625
Accounts payable and accrued expenses	35,989	(383,867)
Net cash used in operating activities	(4,862,321)	(3,422,440)

Cash flows from investing activities:
Purchase of property and equipment	(41,041)	(21,243)
Net cash used in investing activities	(41,041)	(21,243)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants	9,577,940	4,645,225
Net proceeds from common stock issued for warrant exercises	2,324,742	-
Proceeds from issuances of convertible debt	-	1,000,000
Repayments of note payable	(132,344)	(129,177)
Net cash provided by financing activities	11,770,338	5,516,048

Increase in cash	6,866,976	2,072,365

Effect of exchange rate changes on cash	(20,022)	(17,302)

Cash, beginning balance	573,471	1,773,525

Cash, ending balance	$7,420,425	$3,828,588

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,457	$1,166
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of convertible debt into common stock	$68,673	$-

See accompanying notes to consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

Note 1 - The Company, Recent Development, and Basis of Presentation

The Company

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company. AzurRx and its wholly-owned subsidiary, AzurRx BioPharma SAS (“ABS”), are collectively referred to as the “Company.”

AzurRx, through its ABS subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

Within our current product pipeline, our two most advanced therapeutic programs are described below:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. The Company recently completed an open-label, dose escalation Phase IIa trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 patients with EPI were enrolled in the study and initial data show a strong safety and efficacy profile. Both clinical activity and a clear dose response were observed, with the highest MS1819-SD dose cohort showing greater than 21% improvement in CFA in evaluable patients. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results. The Company expects to provide formal data from the Phase IIa study in the fall of 2018 and expects to begin a planned Phase IIb study focused on enrolling patients with CF in the second half of 2018.

B-Lactamase Program

The Company’s b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, the Company has two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules. AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity, with degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, the Company is focused on advancing pre-clinical development of AZX1103 and expects to file an Investigational New Drug application (an “IND”) for AZX1103 with the U.S. Food and Drug Administration (“FDA”) in 2019. At this time, the Company is currently assessing its plans for the continuation of the development of AZX1101.

Notes to Unaudited Consolidated Financial Statements

Recent Developments

Public Offering of Common Stock

On May 3, 2018, the Company completed an underwritten, public offering of 4,160,000 shares of its common stock, par value $0.0001 per share, at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million (the “May 2018 Public Offering”) with associated expenses of approximately $800,000. The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer & Co. Inc. (“Oppenheimer”) on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, estimated legal fees, and other offering expenses payable by the Company, the Company received net proceeds of approximately $9.6 million.

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

In addition to the underwriting discount received by Oppenheimer, the Company also issued unregistered warrants to Oppenheimer to purchase up to 208,000 shares of its common stock (the “Underwriter Warrants”). The Underwriter Warrants, valued at $349,232, will become exercisable six months from the date of issuance, expire on May 1, 2023 and have an exercise price of $2.55 per share. As a result of certain investors participating in the Offering, the Company also paid a financial advisory fee to Alexander Capital, LP, consisting of a cash payment of approximately $104,000 and the issuance of warrants valued at $67,194, substantially similar to the Underwriter Warrants, to purchase up to 36,400 shares of its common stock at an exercise price of $2.75 per share.

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

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had working capital at June 30, 2018 of approximately $6,023,000, and had an accumulated deficit of approximately $40,926,000 at June 30, 2018. The Company currently believes that its cash on hand will sustain its operations until July 2019. The Company is dependent on obtaining, and continues to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue operations. Without adequate funding, the Company may not be able to meet its obligations. Management believes these conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At June 30, 2018 and December 31, 2017, the Company had approximately $6,418,602 and $78,859, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Revenue Recognition
The Company is still in its startup phase and is not generating revenues at this time. When revenues are generated, the Company will follow the provisions of FASB Accounting Standards Codification (“ASC” or the “Codification”) Topic 606, Revenue From Contracts With Customers.

Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends the Codification to expand the scope of FASB ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Guidance on accounting for non-employee share-based payment arrangements, which differs significantly in many respects from that for employee share-based payment transactions, was included in FASB ASC Subtopic 505-50, Equity—Equity Based Payments to Non-Employees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods. The Company is currently assessing this pronouncement and believes this will have an impact on the Company’s financial statements.

Notes to Unaudited Consolidated Financial Statements

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). ASU 2017-11 provides guidance on accounting for financial instruments with down round features and clarifies the deferral of certain provisions in Topic 480. ASU 2017-11 will become effective for annual periods beginning after December 15, 2018 and interim periods within those periods. Early adoption is permitted. The adoption of this pronouncement did not have an impact on the Company’s financial statements.

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

At June 30, 2018 and December 31, 2017, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 7.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At June 30, 2018:
Contingent consideration	$1,500,000	$-	$-	$1,500,000

At December 31, 2017:
Contingent consideration	$1,340,000	$-	$-	$1,340,000

Notes to Unaudited Consolidated Financial Statements

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:
Contingent
Consideration
Balance at December 31, 2017	$1,340,000
Change in fair value	160,000
Balance at June 30, 2018	$1,500,000

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at June 30, 2018 and December 31, 2017 included projected net sales over a period of patent exclusivity (seven years), discounted by (i) the Company’s weighted average cost of capital (32.8% and 32.4%, respectively), (ii) the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, (iii) asset volatility (85.2% and 83.1%, respectively), that replaces the equity volatility in the traditional BSM, (iv) risk-free rates (ranging from 2.3% to 2.8% and 1.8% to 2.4%, respectively), and (v) an option-adjusted spread (1.2% and 0.6%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the Company's financial instruments are as follows:

	Carrying	Fair Value Measured at Reporting Date Using			Fair
	Amount	Level 1	Level 2	Level 3	Value
At June 30, 2018:
Cash	$7,420,425	$-	$7,420,425	$-	$7,420,425
Other receivables	$1,081,378	$-	$-	$1,081,378	$1,081,378
Notes payable	$26,836	$-	$-	$26,836	$26,836
Convertible debt	$281,024	$-	$-	$286,529	$286,529

At December 31, 2017:
Cash	$573,471	$-	$573,471	$-	$573,471
Other receivables	$1,104,134	$-	$-	$1,104,134	$1,104,134
Notes payable	$159,180	$-	$-	$159,180	$159,180
Convertible debt	$257,365	$-	$-	$387,201	$387,201

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

Notes to Unaudited Consolidated Financial Statements

Note 4 - Other Receivables

Other receivables consisted of the following:

	June 30,	December 31,
	2018	2017
R&D tax credits	$931,421	$954,897
Other	149,957	149,237
Total other receivables	$1,081,378	$1,104,134

The R&D tax credits are refundable tax credits for research conducted in France. Other consists primarily of amounts due from collaboration partner Mayoly, see Note 15, and non-income tax related items from French government entities.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	June 30,	December 31,
	2018	2017
Laboratory equipment	$188,558	$165,611
Computer equipment	62,878	44,364
Office equipment	36,334	36,334
Leasehold improvements	29,163	29,163
Total property, plant and equipment	316,933	275,472
Less accumulated depreciation	(171,909)	(141,485)
Property, plant and equipment, net	$145,024	$133,987

Depreciation expense for the three months ended June 30, 2018 and 2017 was $15,657 and $12,527, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $30,420 and $23,124, respectively. Depreciation expense is included in general and administrative (“G&A”) expense.

Note 6 - Intangible Assets and Goodwill

Intangible assets are as follows:
	June 30,	December 31,
	2018	2017
In process research and development	$425,656	$436,385
Less accumulated amortization	(143,363)	(128,794)
In process research and development, net	$282,293	$307,591

License agreements	$3,472,581	$3,560,107
Less accumulated amortization	(2,807,003)	(2,521,743)
License agreements, net	$665,578	$1,038,364

Amortization expense for the three months ended June 30, 2018 and 2017 was $185,818 and $189,669, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $377,499 and $355,857, respectively.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018, amortization expense is expected to be as follows for the next five years:

2018 (balance of year)	$364,994
2019	353,791
2020	35,471
2021	35,471
2022	35,471
2023	35,471

Goodwill is as follows:

Goodwill
Balance at December 31, 2017	$2,016,240
Foreign currency translation	(49,570)
Balance at June 30, 2018	$1,966,670

Note 7 - Contingent Consideration

On June 13, 2014, the Company executed a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”). Pursuant to the SPA, the Company is obligated to pay Protea certain contingent consideration in U.S. dollars upon the satisfaction of certain events, including (i) a one-time milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the FDA of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a Business Product (as such term is defined in the SPA). (ii) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000, and (iii) 10% of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe, see Note 3.

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
Trade payables	$453,244	$705,041
Accrued expenses	302,430	182,200
Accrued bonus	350,000	80,000
Accrued payroll	154,215	219,993
Total accounts payable and accrued expenses	$1,259,889	$1,187,234

Note 9 - Note Payable

On October 30, 2017, the Company entered into a nine-month financing agreement for its directors and officer’s liability insurance in the amount of $237,137 that bears interest at an annual rate of 5.537%. Monthly payments, including principal and interest, are $26,960 per month. The balance due under this financing agreement at June 30, 2018 and December 31, 2017 was $26,836 and $159,180, respectively.

Notes to Unaudited Consolidated Financial Statements

Note 10 - Original Issue Discounted Convertible Notes and Warrants

LPC OID Debenture
On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to LPC. The principal and original issue discount of $1,120,000 due under the terms of the Debenture were due on the Maturity Date, which is defined as the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, ABS, of certain tax credits that the Company received prior to November 10, 2017 (the “Tax Credit”). In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s common stock at an exercise price of $4.2592 per share (“LPC Series A Warrant”) that will terminate five years after the date of issuance.

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

On July 11, 2018, the Company paid off this Debenture for the amount of approximately $286,529.

The obligations under the Debenture are guaranteed by ABS, as well as a security agreement providing LPC with a secured interest in the Tax Credit.

For the three months ended June 30, 2018 and 2017, the Company recorded $45,537 and $287,055, respectively, of interest expense related to the amortization of the debt discount and beneficial conversion feature related to the warrant features of the Debenture. For the six months ended June 30, 2018 and 2017, the Company recorded $92,332 and $287,055, respectively, of interest expense related to the amortization of the debt discount and beneficial conversion feature related to the warrant features of the Debenture.

Convertible Debt consisted of:

	June 30,	December 31,
	2018	2017
Convertible debt	$261,008	$352,713
Accreted OID interest	25,521	34,488
Unamortized debt discount - warrants	(5,505)	(129,836)
Total convertible debt	$281,024	$257,365

Notes to Unaudited Consolidated Financial Statements

Note 11 - Equity

Common Stock
At June 30, 2018 and December 31, 2017, the Company had 16,792,395 and 12,042,574, respectively, of shares of its common stock issued and outstanding.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three months ended June 30, 2018 and 2017, the Company granted 539,000 and 0, respectively, of stock options under the 2014 Plan. During the six months ended June 30, 2018 and 2017, the Company granted 539,000 and 190,000, respectively, of stock options under the 2014 Plan, see Note 13.

Series A Convertible Preferred Stock
At June 30, 2018 and December 31, 2017, there were no Series A outstanding and all terms of the Series A are still in effect.

June 2017 Private Placement
On June 5, 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (“Investors”), pursuant to which the Company issued an aggregate of 1,428,572 units for $3.50 per unit, with each unit consisting of one share of Common Stock, one Series A Warrant to purchase 0.25 shares of Common Stock at $4.00 per share exercisable immediately through December 31, 2017, and one Series A-1 Warrant to purchase 0.75 shares of Common Stock at $5.50 per share exercisable beginning six months from the date of issuance through June 5, 2022 (together, “Units”) (the “Financing ”). At closing of the Financing, the Company issued Units resulting in the issuance of an aggregate of 1,428,572 shares of Common Stock, Series A Warrants to purchase up to 357,144 shares of Common Stock, and Series A-1 Warrants to purchase up to 1,071,431 shares of Common Stock, resulting in gross proceeds of $5,000,000.

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

Restricted Stock
During the three months ended June 30, 2018, 317,500 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $986,160. During the three months ended June 30 31, 2018, 91,917 shares of restricted common stock vested with a value of $333,671 of which an aggregate of 30,000 shares with a value of $96,300 have been issued to our directors as a part of Board compensation. During the six months ended June 30, 2018, 379,000 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $1,188,970. During the six months ended June 30, 2018, 158,834 shares of restricted common stock vested with a value of $555,981 of which an aggregate of 60,000 shares with a value of $190,500 have been issued to our directors as a part of Board compensation. The restricted common stock granted have vesting terms ranging from immediately to three years or based on the Company achieving certain milestones as set forth in the following paragraph.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018, the Company had unrecognized restricted common stock expense of $1,264,686. $471,696 of this unrecognized expense will be recognized over the average remaining vesting term of the restricted common stock of 2.73 years. $505,204 of this unrecognized expense vests upon an FDA acceptance of an IND application in the United States. $186,453 of this unrecognized expense vests upon the first dosing of a cystic fibrosis patient with MS1819 anywhere in the world. $101,333 vests upon the enrollment of the first 30 patients in a cystic fibrosis trial. As of June 30, 2018, the probability of these milestones being reached could not be determined.

During the three months ended June 30, 2017, 37,500 shares of restricted common stock were granted to employees and consultants with a total value of $140,425. During the three months ended June 30, 2017, 30,387 of these shares vested with a value of $114,678. During the six months ended June 30, 2017, 58,500 shares of restricted common stock were granted to employees and consultants with a total value of $221,485. During the six months ended June 30, 2017, 51,387 of these shares vested with a value of $195,738.

On July 24, 2017, the Company entered into a consulting agreement that includes a grant of 40,000 shares of restricted common stock to the consultant contingent upon the approval of the Board, which as of Aug 10, 2018 has not yet been granted.

On January 2, 2018, the Company entered into a consulting agreement that includes a grant of 43,000 shares of restricted common stock to the consultant contingent upon the approval of the Board. The Board approved this restricted stock on June 28, 2018 and the shares were issued on July 19, 2018.

Note 12 - Warrants

In January 2018, the Company offered warrant holders the opportunity to exercise their warrants at a reduced strike price of $2.50, and if so elected, would also have the opportunity to reprice other warrants that they continue to hold unexercised to $3.25. The offer, which was effective January 12, 2018, was for the repricing only and did not modify the life of the warrants. Warrant holders of approximately 503,000 shares exercised their warrants and also had other warrants modified on approximately 197,000 shares, which resulted in a charge of approximately $429,000 in the six months ended June 30, 2018. Cash proceeds on the exercise of these warrants as well as the stock subscriptions as of December 31, 2017 of $1,071,070 amounted to approximately $2,300,000 in January 2018.

Stock warrant transactions for the periods January 1 through June 30, 2018 and 2017 are as follows:

		Exercise Price Per	Weighted Average Exercise
	Warrants	Share	Price

Warrants outstanding and exercisable at January 1, 2017	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	1,920,781	$3.53 - $6.50	$5.16
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at June 30, 2017	3,779,121	$4.76 - $7.37	$5.41

Warrants outstanding and exercisable at January 1, 2018	3,371,385	$3.17 - $7.37	$5.28

Granted during the period	244,400	$2.55 - $2.75	$2.58
Expired during the period	-	-	-
Exercised during the period	(503,070)	$2.50	$2.50
Warrants outstanding and exercisable at June 30, 2018	3,112,715	$2.55 - $7.37	$4.83

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$2.55 - $3.99	881,372	4.10
$4.00 - $4.99	196,632	3.51
$5.00 - $5.99	1,815,041	3.47
$6.00 - $6.99	187,750	3.26
$7.00 - $7.37	31,920	2.46
Total	3,112,715	3.63	$4.83

Notes to Unaudited Consolidated Financial Statements

During the three and six months ended June 30, 2018, 244,400 warrants were issued to investment bankers in association with the May 2018 Public Offering with a value of $416,426 that had no effect on expenses or stockholders’ equity.

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

The weighted average fair value of warrants granted to non-employees during the three months ended June 30, 2018 and 2017 was $1.70 and $2.13. The weighted average fair value of warrants granted to non-employees during the six months ended June 30, 2018 and 2017 was $1.70 and $2.40. The fair value was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,	June 30,
	2018	2017
Expected life (in years)	5	5
Volatility	84%	87%
Risk-free interest rate	2.70%	1.82% - 1.92%
Dividend yield	-%	-%

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

During the three and six months ended June 30, 2018, 539,000 stock options were granted with an exercise price of $3.04 and a life of five years. 96,250 of these options vested in the three months ended June 30, 2018 having a fair value of $248,930. 103,750 of these options vested in the six months ended June 30, 2018 having a fair value of $277,948. The weighted average fair value of stock options granted to employees during the three and six months ended June 30, 2018 was $2.07.

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

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,	June 30,
	2018	2017
Expected life (in years)	5	10
Volatility	85%	90%
Risk-free interest rate	2.82%	2.48%
Dividend yield	-%	-%

Notes to Unaudited Consolidated Financial Statements

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

Stock option activity under the 2014 Plan for the periods January 1 through June 30, 2017 and 2018 is as follows:

	Number	Weighted Average	Weighted Average Remaining Contract	Aggregate
	of Shares	Exercise Price	Life in Years	Intrinsic Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	190,000	$4.48	9.60	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at June 30, 2017	190,000	$4.48	9.60	$-

Exercisable at June 30, 2017	142,500	$4.48	9.60	$-

Non-vested stock options outstanding at January 1, 2017	-	-

Granted during the period	47,500	$4.48	9.60	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at June 30, 2017	47,500	$4.48	9.60	$-

Stock options outstanding at January 1, 2018	545,000	$4.05	7.13	$-

Granted during the period	539,000	$3.04	5.00	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at June 30, 2018	1,084,000	$3.72	5.82	$-

Exercisable at June 30, 2018	261,250	$4.26	8.60	$-

Non-vested stock options outstanding at January 1, 2018	387,500	$3.89	6.39	$-

Granted during the period	539,000	$3.04	5.00	$-
Vested during the period	(103,750)	$3.92	6.02	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at June 30, 2018	822,750	$3.32	5.77	$-

287,911 shares were available for future issuance under the 2014 Plan as of June 30, 2018.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2018, the Company had unrecognized stock-based compensation expense of $1,844,792. $67,708 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 0.60 years. $1,218,410 of this unrecognized expense vests upon FDA acceptance of a U.S. IND application for MS1819-SD. $558,674 of this unrecognized expense vests upon the first dosing of a cystic fibrosis patient with MS1819-SD anywhere in the world. As of June 30, 2018, the probability of these milestones being reached could not be determined.

Note 14 - Interest Expense

During the three months ended June 30, 2018 and 2017, the Company incurred $46,154 and $287,347, respectively, of interest expense. During the three months ended June 30, 2018 and 2017, $45,537 and $287,055, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of amortization of debt discount and beneficial conversion feature related to the warrants. During the three months ended June 30, 2018 and 2017, the Company also incurred $617 and $292, respectively, of miscellaneous interest expense.

During the six months ended June 30, 2018 and 2017, the Company incurred $94,789 and $288,221, respectively, of interest expense. During the six months ended June 30, 2018 and 2017, $92,332 and $287,055, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of amortization of debt discount and beneficial conversion feature related to the warrants. During the six months ended June 30, 2018 and 2017, the Company also incurred $2,457 and $1,166, respectively, of miscellaneous interest expense.

Note 15 - Agreements

TransChem Sublicense Agreement

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases. No payments were made under this agreement in the three and six months ended June 30, 2018.

Mayoly Agreement

During the three months ended June 30, 2018 and 2017, the Company was reimbursed $399,622 and $107,299, respectively, from Mayoly under the Mayoly Agreement. During the six months ended June 30, 2018 and 2017, the Company was reimbursed $525,605 and $360,718, respectively, from Mayoly under the Mayoly Agreement.

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

Notes to Unaudited Consolidated Financial Statements

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

On June 28, 2018, the Board approved a 2017 annual incentive bonus pursuant to his employment agreement in the amount of $212,500.

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

On June 28, 2018, the Board approved a 2017 annual incentive bonus pursuant to his employment agreement in the amount of $82,500.

Dr. James E. Pennington

On May 28, 2018, the Company entered into an employment agreement with Dr. Pennington to serve as the Company’s Chief Medical Officer. The employment agreement with Dr. Pennington provides for a base annual salary of $250,000. In addition to his salary, Dr. Pennington is eligible to receive an annual milestone bonus, awarded at the sole discretion of the Board based on his attainment of certain financial, clinical development, and/or business milestones established annually by the Board or Compensation Committee. The employment agreement is terminable by either party at any time. In the event of termination by the Company other than for cause, Dr. Pennington is entitled to three months’ severance payable over such period. In the event of termination by the Company other than for cause in connection with a Change of Control, Dr. Pennington will receive six months’ severance payable over such period.

Note 16 - Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $36,766 and $31,537, respectively, in the three months ended June 30, 2018 and 2017. Rental expense, which is calculated on a straight-line basis, amounted to $67,993 and $65,564, respectively, in the six months ended June 30, 2018 and 2017.

Minimum future annual rental payments are as follows:

2018 (balance of the year)	$75,596
2019	$118,382
2020	$92,708

Notes to Unaudited Consolidated Financial Statements
Note 17 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At June 30, 2018 and December 31, 2017, the Company had no tax provision for either jurisdictions.

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

At June 30, 2018 and December 31, 2017, the Company had gross deferred tax assets of approximately $11,317,000 and $9,918,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $11,317,000 and $9,918,000, respectively, has been established at June 30, 2018 and December 31, 2017.

At June 30, 2018, the Company has gross net operating loss (“NOL”) carry-forwards for U.S. federal and state income tax purposes of approximately $18,126,000 and $16,695,000, respectively. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At June 30, 2018 and December 31, 2017, the Company had approximately $14,692,000 and $12,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At June 30, 2018 and December 31, 2017, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

At June 30, 2018, diluted net loss per share did not include the effect of 3,112,715 shares of common stock issuable upon the exercise of outstanding warrants, 1,084,000 shares of common stock issuable upon the exercise of outstanding options, and 74,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be antidilutive during the periods prior to conversion.

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

Notes to Unaudited Consolidated Financial Statements

Note 19 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and President, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at both June 30, 2018 and December 31, 2017 is $478,400 for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both June 30, 2018 and December 31, 2017 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of our Board of Directors and the Company’s Audit Committee Chair, as a financial consultant. Included in accounts payable at December 31, 2017 is $90,000 for Mr. Borkowski’s services. This amount was paid to Mr. Borkowski in the six months ended June 30, 2018.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the three months ended June 30, 2018 and 2017 was $0 and $30,000, respectively. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the six months ended June 30, 2018 and 2017 was $0 and $60,000, respectively. Included in accounts payable at June 30, 2018 and December 31, 2017 is $50,000 and $70,000, respectively, for Mr. Shenouda’s services.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “AzurRx,” “Company,” “we,” “us,” “our,” or similar references mean AzurRx BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “AzurRx BioPharma” refer to AzurRx BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to AzurRx BioPharma SAS, AzurRx BioPharma’s wholly-owned subsidiary through which we conduct our European operations. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

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

Overview

AzurRx BioPharma, Inc. was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx BioPharma SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France that had been a wholly-owned subsidiary of Protea Biosciences, Inc., or Protea Sub, in turn a wholly-owned subsidiary of Protea Biosciences Group, Inc., a publicly-traded company (“ABS”).

AzurRx, through its ABS subsidiary, is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. Our current product pipeline consists of two therapeutic programs under development, each of which are described below:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. We recently completed an open-label, dose escalation Phase IIa trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 patients with EPI were enrolled in the study and initial data show a strong safety and efficacy profile. Both clinical activity and a clear dose response were observed, with the highest MS1819-SD dose cohort showing greater than 21% improvement in CFA in evaluable patients. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results. We expect to provide formal data from the Phase IIa study in the fall of 2018 and we expect to begin a planned Phase IIb study focused on enrolling patients with CF in the second half of 2018.

B-Lactamase Program

Our b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, we have two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules. AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity, with degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, we are focused on advancing pre-clinical development of AZX1103 and expect to file an Investigational New Drug application (an “IND”) for AZX1103 with the U.S. Food and Drug Administration (“FDA”) in 2019. At this time, the Company is currently assessing its plans for the continuation of the development of AZX1101.

Recent Developments

Public Offering of Common Stock

On May 3, 2018, we completed an underwritten, public offering of 4,160,000 shares of our common stock, par value $0.0001 per share (“Common Stock”), at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million (the “May 2018 Public Offering”). The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer & Co. Inc. (“Oppenheimer”) on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, estimated legal fees, and other offering expenses payable by us, we received net proceeds of approximately $9.6 million.

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

Update and Completion of the Phase IIa Trial of MS1819-SD

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

On June 29, 2018, we announced the successful completion of our Phase IIa trial of MS1819-SD. As noted above, A total of 11 patients with EPI were enrolled in the study and initial data show a strong safety and efficacy profile. Both clinical activity and a clear dose response were observed, with the highest MS1819-SD dose cohort showing greater than 21% improvement in CFA in evaluable patients. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results. We expect to provide formal data from the Phase IIa study in the fall of 2018 and to begin a planned Phase IIb study focused on enrolling patients with CF in the second half of 2018.

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

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2018, we had cash of approximately $7,420,000 and had an accumulated deficit of approximately $40,926,000. We believe that our cash on hand will sustain operations until July 2019. We are dependent on obtaining, and are continuing to pursue, funding necessary to continue our operations from outside sources, including obtaining additional funding from the sale of securities. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations:

Contractual Obligation	Total	2018 (Balance of Year)	2019	2020	2021	2022
Operating Leases	$286,686	$75,596	$118,382	$92,708	$-	$-

Cash Flows for the Six Months Ended June 30, 2018 and 2017

Net cash used in operating activities for the six months ended June 30, 2018 was $4,862,323, which primarily reflected our net loss of $6,942,174 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $407,919, non-cash fair value adjustment of the contingent consideration of $160,000, non-cash stock-based compensation of $277,948, non-cash restricted stock granted to employees/directors of $335,751, non-cash restricted stock granted/accrued to consultants of $220,230, non-cash debt discount - warrants on a 12% Senior Secured Original Issue Discount Convertible Debenture issued to Lincoln Park Capital (“LPC”) in April 2017 (the “LPC Debenture”) of $92,332, and a non-cash warrant modification expense of $428,748. Changes in assets and liabilities are due to an increase in other receivables of $6,624 due primarily to the billings to our research partner Laboratoires Mayoly Spindler SAS (“Mayoly”), a decrease in prepaid expense of $142,560 due primarily to the expensing of prepaid insurance, and an increase in accounts payable and accrued expense of $35,989 due primarily to increased research and development expenses as detailed below.

Net cash used in operating activities for the six months ended June 30, 2017 was $3,422,440, which primarily reflected our net loss of $5,481,148 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $378,981, non-cash fair value adjustment of the contingent consideration of $360,000, non-cash stock-based compensation of $551,333, non-cash restricted stock granted to consultants of $221,485, non-cash warrant expense of $560,902, non-cash accreted interest on OID Notes and debt discount - warrants of $138,019, non-cash beneficial conversion feature on OID Notes of $149,036, a decrease in other receivables of $70,745 primarily due to payments from our research partner, and a decrease in prepaid expense of $6,449 due to the expensing of prepaid insurance offset by a decrease in accounts payable and accrued expense of $383,867 due to our better cash position.

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $41,041 and $21,243, respectively, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2018 was $11,770,340, which consisted of $2,324,742 from the issuance of Common Stock in connection with the exercise of Repriced Warrants, $9,577,942 from the sale of Common Stock offered in our May 2018 Public Offering, offset by repayment of a note payable of $132,344. Net cash used in financing activities for the six months ended June 30, 2017 was $5,516,048, which consisted of the gross proceeds resulting from the issuance of the LPC Debenture to LPC of $1,000,000 and the net proceeds resulting from the issuance of certain units in connection with a financing of $4,645,225, offset by repayment of note payable of $129,177.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Research and development (“R&D”) expense was $925,776 and $743,422, respectively, for the three months ended June 30, 2018 and 2017, an increase of $182,354. R&D expense was $2,603,805 and $1,277,559, respectively, for the six months ended June 30, 2018 and 2017, which is an increase of $1,326,246. The increases in R & D expenses for the three and six months ended June 30, 2018 as compared to the same period in 2017 are primarily due to patient enrollment thresholds having been met thus triggering milestone-based payments for the ongoing Phase II study of MS1819-SD in chronic pancreatitis, the production of new batches of material for both the MS1819-SD program and the b-lactamase program, and the starting up of an R & D function in the U.S. We expect R&D expense to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

General and administrative (“G&A”) expense was $2,167,247 and $1,381,013, respectively, for the three months ended June 30, 2018 and 2017, an increase of $786,234. The increase for the three months ended June 30, 2018 as compared to the same period in 2017 was due primarily to an increase in compensation of $423,500 due to the addition of a Chief Financial Officer and Chief Medical Officer as well as accruing bonuses, investor relations increased by $24,175 due to efforts to increase the visibility of the Company, and an increase in non-cash restricted stock, stock-based compensation, and warrants granted accumulating to $356,173 due to restricted stock and stock options vesting due to completing a Phase IIa clinical study of MS1819-SD. G&A expense was $4,083,580 and $3,555,368, respectively, for the six months ended June 30, 2018 and 2017, an increase of $528,212. The increase for the six months ended June 30, 2018 as compared to the same period in 2017 was due primarily to a warrant modification expense of $428,748, an increase in compensation of $497,000 due to the addition of a Chief Financial Officer and Chief Medical Officer as well as accruing bonuses, an increase in investor relations of $62,519 due to efforts to increase the visibility of the Company offset by a decrease in non-cash restricted stock, stock-based compensation, and warrants granted accumulating to $398,192 due to less grants made in 2018 than in the same period in 2017, and a decrease in website expense of $34,580 as the website was revamped in the first quarter of 2017. We expect G&A expense to increase going forward as we proceed closer to commercialization of our product candidates.

Fair value adjustment of our contingent consideration was $170,000 and $260,000, respectively, for the three months ended June 30, 2018 and 2017. Fair value adjustment of our contingent consideration was $160,000 and $360,000, respectively, for the six months ended June 30, 2018 and 2017. The difference in fair value adjustments in the three-month and six-month periods ended June 30, 2018 as compared to the same period in 2017 is due primarily to increased risk-free and corporate bond rates as well as a greater probability of achieving success due to the completion of the Phase IIa study of MS1819-SD.

Interest expense was $46,154 and $287,347, respectively, for the three months ended June 30, 2018 and 2017, a decrease of $241,193. Interest expense was $94,789 and $288,221, respectively, for the six months ended June 30, 2018 and 2017, a decrease of $193,432. The lower interest expense in the three and six months ended June 30, 2018 as compared to the same periods in 2017 is due to the lower amounts of LPC Debenture outstanding.

Net loss was $3,309,177 and $2,671,782, respectively, for the three months ended Jun 30, 2018 and 2017. Net loss was $6,942,174 and $5,481,148, respectively, for the six months ended June 30, 2018 and 2017. The greater net loss for the three and six months ended June 30, 2018 compared to the same period in 2017 is due to the changes in expense as noted above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on March 16, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 10, 2018, there have been no material changes to the disclosures made in the above referenced Form 10-K.

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
Date: August 10, 2018