Form 10-Q
period 2018-09-30
AzurRx BioPharma, Inc.
filed 2018-11-09
CIK 1604191

DRAFT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes [   ]    No [X]

As of November 9, 2018, there were 16,940,462 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

DRAFT

-i-

DRAFT

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2018.

DRAFT

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$4,427,640	$573,471
Other receivables	1,197,196	1,104,134
Prepaid expenses	58,457	274,963
Total Current Assets	5,683,293	1,952,568

Property, equipment, and leasehold improvements, net	136,963	133,987

Other Assets:
In process research and development, net	271,486	307,591
License agreements, net	488,460	1,038,364
Goodwill	1,952,724	2,016,240
Deposits	45,442	30,918
Total Other Assets	2,758,112	3,393,113
Total Assets	$8,578,368	$5,479,668

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$826,410	$1,187,234
Accounts payable and accrued expenses - related party	639,635	868,105
Note payable	-	159,180
Convertible debt	-	257,365
Interest payable	-	7,192
Total Current Liabilities	1,466,045	2,479,076

Contingent consideration	1,580,000	1,340,000
Total Liabilities	3,046,045	3,819,076

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 16,940,462 and 12,042,574 shares issued and outstanding, respectively, at September 30, 2018 and December 31, 2017	1,694	1,205
Additional paid-in capital	50,123,691	37,669,601
Subscriptions receivable	-	(1,071,070)
Accumulated deficit	(43,497,239)	(33,983,429)
Accumulated other comprehensive loss	(1,095,823)	(955,715)
Total Stockholders' Equity	5,532,323	1,660,592
Total Liabilities and Stockholders' Equity	$8,578,368	$5,479,668

See accompanying notes to consolidated financial statements

DRAFT

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	09/30/18	09/30/17	09/30/18	09/30/17

Research and development expenses	$1,168,874	$966,685	$3,772,679	$2,244,244
General and administrative expenses	1,317,132	2,009,432	5,400,712	5,564,800
Fair value adjustment, contingent consideration	80,000	(250,000)	240,000	110,000

Loss from operations	(2,566,006)	(2,726,117)	(9,413,391)	(7,919,044)

Other:
Interest expense	(5,629)	(408,106)	(100,418)	(696,327)
Total other	(5,629)	(408,106)	(100,418)	(696,327)

Loss before income taxes	(2,571,635)	(3,134,223)	(9,513,809)	(8,615,371)

Income taxes	-	-	-	-

Net loss	(2,571,635)	(3,134,223)	(9,513,809)	(8,615,371)

Other comprehensive loss:
Foreign currency translation adjustment	(36,215)	439,299	(140,108)	439,299
Total comprehensive loss	$(2,607,850)	$(2,694,924)	$(9,653,917)	$(8,176,072)

Basic and diluted weighted average shares outstanding	16,889,519	11,242,616	14,895,323	10,318,709

Loss per share - basic and diluted	$(0.15)	$(0.28)	$(0.64)	$(0.83)

See accompanying notes to consolidated financial statements

DRAFT

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total

Balance, January 1, 2017	-	$-	9,631,088	$963	$27,560,960	$-	$(22,887,047)	$(1,461,875)	$3,213,001

Common stock and warrants issued in private placement			1,542,858	154	5,009,071				5,009,225
Common stock issued from conversion of convertible debt			189,256	19	717,107				717,126
Stock-based compensation					588,151				588,151
Restricted stock granted to consultants			58,500	6	225,179				225,185
Warrants issued to consultants					576,902				576,902
Warrants issued in association with convertible debt issuances					246,347				246,347
Beneficial conversion feature on convertible debt issuances					395,589				395,589
Foreign currency translation adjustment								439,299	439,299
Net loss							(8,615,371)		(8,615,371)
Balance, September 30, 2017	-	$-	11,421,702	$1,142	$35,319,306	$-	$(31,502,418)	$(1,022,576)	$2,795,454

Balance, January 1, 2018	-	$-	12,042,574	$1,205	$37,669,601	$(1,071,070)	$(33,983,429)	$(955,715)	$1,660,592

Common stock issued from public offering			4,160,000	416	9,577,647				9,578,063
Common stock issued to consultants			118,818	12	360,759				360,771
Common stock issued for warrant exercises			503,070	49	1,253,623	1,071,070			2,324,742
Stock-based compensation					306,966				306,966
Restricted stock granted to employees/directors			90,000	9	457,677				457,686
Convertible debt converted into common stock			26,000	3	68,670				68,673
Warrant modification					428,748				428,748
Foreign currency translation adjustment								(140,108)	(140,108)
Net loss							(9,513,809)		(9,513,809)
Balance, September 30, 2018	-	$-	16,940,462	$1,694	$50,123,691	$-	$(43,497,239)	$(1,095,823)	$5,532,323

 See accompanying notes to consolidated financial statements

DRAFT

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months	Nine Months
	Ended	Ended
	09/30/18	09/30/17
Cash flows from operating activities:
Net loss	$(9,513,809)	$(8,615,371)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	46,073	35,851
Amortization	558,716	520,734
Fair value adjustment, contingent consideration	240,000	110,000
Stock-based compensation	306,966	588,151
Restricted stock granted to employees/directors	457,686	-
Restricted stock granted/accrued to consultants	360,771	225,179
Warrants issued to consultants	-	576,902
Accreted interest on convertible debt	-	96,558
Convertible debt beneficial conversion feature	-	368,850
Accreted interest on debt discount - warrants	97,837	229,695
Warrant modification	428,748	-
Changes in assets and liabilities:
Other receivables	(134,052)	861,507
Prepaid expenses	216,236	165,213
Deposits	(15,000)	5,625
Accounts payable and accrued expenses	(571,616)	115,602
Interest payable	(7,192)	-
Net cash used in operating activities	(7,528,636)	(4,715,504)

Cash flows from investing activities:
Purchase of property and equipment	(48,359)	(31,953)
Net cash used in investing activities	(48,359)	(31,953)

Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants	9,578,063	5,009,225
Net proceeds from common stock issued for warrant exercises	2,324,742	-
Proceeds from issuances of convertible debt	-	1,000,000
Repayments of convertible debt	(286,529)	-
Repayments of note payable	(159,180)	(155,187)
Net cash provided by financing activities	11,457,096	5,854,038

Increase in cash	3,880,101	1,106,581

Effect of exchange rate changes on cash	(25,932)	66,146

Cash, beginning balance	573,471	1,773,525

Cash, ending balance	$4,427,640	$2,946,252

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,581	$1,224

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of convertible debt into common stock	$68,673	$717,107

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

Within our current product pipeline, our two most advanced therapeutic programs are described below:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. The Company recently completed an open-label, dose escalation Phase IIa trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 patients with EPI were enrolled in the study and initial data show a strong safety and efficacy profile. Both clinical activity and a clear dose response were observed, with the highest MS1819-SD dose cohort showing greater than 21% improvement in CFA in evaluable patients. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results. On October 16, 2018, the Company announced that the U.S. Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug (“IND”) application for MS1819-SD in patients with EPI due to CF. The Company currently anticipates formal data from the Phase IIa study in the fall of 2018 and expects to begin a planned Phase IIb study focused on enrolling patients with CF by the end of 2018.

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

DRAFT

Notes to Unaudited Consolidated Financial Statements

Recent Developments

Public Offering of Common Stock

On May 3, 2018, the Company completed an underwritten, public offering of 4,160,000 shares of its common stock, par value $0.0001 per share, at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million (the “May 2018 Public Offering”) with associated expenses of approximately $800,000. The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer & Co. Inc. (“Oppenheimer”) on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, legal fees, and other offering expenses payable by the Company, the Company received net proceeds of approximately $9.6 million.

In addition to the underwriting discount received by Oppenheimer, the Company also issued unregistered warrants to Oppenheimer to purchase up to 208,000 shares of its common stock (the “Underwriter Warrants”). The Underwriter Warrants, valued at $349,232, became exercisable six months from the date of issuance, expire on May 1, 2023 and have an exercise price of $2.55 per share. As a result of certain investors participating in the Offering, the Company also paid a financial advisory fee to Alexander Capital, LP, consisting of a cash payment of approximately $104,000 and the issuance of warrants valued at $67,194, substantially similar to the Underwriter Warrants, to purchase up to 36,400 shares of its common stock at an exercise price of $2.75 per share.

Sanction of Cystic Fibrosis Therapeutics Development Network f or the Study of MS1819-SD in CF Patients

On November 1, 2018, the Company announced that the Company's Phase II study protocol to investigate MS1819-SD in CF patients with EPI has received sanction from the Therapeutics Development Network, a collaborative network of CF clinical trial specialists supported by the Cystic Fibrosis Foundation.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2017, has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the Securities and Exchange Commission (“SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

The unaudited interim consolidated financial statements include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx Europe SAS. Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had working capital at September 30, 2018 of approximately $4,217,000, and had an accumulated deficit of approximately $43,497,000 at September 30, 2018. The Company currently believes that its cash on hand will sustain its operations until June 2019. The Company is dependent on obtaining, and continues to pursue, additional working capital funding from the sale of securities in order to continue to execute the its development plan and continue operations. Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At September 30, 2018 and December 31, 2017, the Company had $3,902,190 and $78,859, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Revenue Recognition
The Company is still in its development stage and is not generating revenues. When revenues are generated, the Company will follow the provisions of FASB Accounting Standards Codification (“ASC” or the “Codification”) Topic 606, Revenue From Contracts With Customers.

Recent Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends the Codification to expand the scope of FASB ASC Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Guidance on accounting for non-employee share-based payment arrangements, which differs significantly in many respects from that for employee share-based payment transactions, was included in FASB ASC Subtopic 505-50, Equity—Equity Based Payments to Non-Employees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods. The Company is currently assessing this pronouncement and believes this will not have a significant impact on the Company’s financial statements.

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

At September 30, 2018 and December 31, 2017, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 7.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At September 30, 2018:
Contingent consideration	$1,580,000	$-	$-	$1,580,000

At December 31, 2017:
Contingent consideration	$1,340,000	$-	$-	$1,340,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:

Contingent
Consideration
Balance at December 31, 2017	$1,340,000
Change in fair value	240,000
Balance at September 30, 2018	$1,580,000

DRAFT

Notes to Unaudited Consolidated Financial Statements

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at September 30, 2018 and December 31, 2017 included projected net sales over a period of patent exclusivity (seven years), discounted by (i) the Company’s weighted average cost of capital (32.6% and 32.4%, respectively), (ii) the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, (iii) asset volatility (85.3% and 83.1%, respectively), that replaces the equity volatility in the traditional BSM, (iv) risk-free rates (ranging from 2.48% to 3.02% and 1.8% to 2.4%, respectively), and (v) an option-adjusted spread (1.29% and 0.6%, respectively) that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At September 30, 2018:
Cash	$4,427,640	$-	$4,427,640	$-	$4,427,640
Other receivables	$1,197,196	$-	$-	$1,197,196	$1,197,196

At December 31, 2017:
Cash	$573,471	$-	$573,471	$-	$573,471
Other receivables	$1,104,134	$-	$-	$1,104,134	$1,104,134
Notes payable	$159,180	$-	$-	$159,180	$159,180
Convertible debt	$257,365	$-	$-	$387,201	$387,201

The fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received within nine months from year end and amounts due from our collaboration partner Laboratoires Mayoly Spindler SAS (“Mayoly”). See Note 15.

The fair value of note payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of convertible debt is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates, or the current interest rates of similar instruments.

Note 4 - Other Receivables

Other receivables consisted of the following:

	September 30,	December 31,
	2018	2017
R&D tax credits	$924,815	$954,897
Other	272,381	149,237
Total other receivables	$1,197,196	$1,104,134

The R&D tax credits are refundable tax credits for research conducted in France. Other consists primarily of amounts due from collaboration partner Mayoly, (see Note 15), and non-income tax related items from French government entities.

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	September 30,	December 31,
	2018	2017
Laboratory equipment	$190,406	$165,611
Computer equipment	67,693	44,364
Office equipment	37,263	36,334
Leasehold improvements	29,163	29,163
Total property, plant and equipment	324,525	275,472
Less accumulated depreciation	(187,562)	(141,485)
Property, plant and equipment, net	$136,963	$133,987

Depreciation expense for the three months ended September 30, 2018 and 2017 was $15,653 and $12,727, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $46,073 and $35,851, respectively. Depreciation expense is included in general and administrative (“G&A”) expense.

Note 6 - Intangible Assets and Goodwill

Intangible assets are as follows:

	September 30,	December 31,
	2018	2017
In process research and development	$422,638	$436,385
Less accumulated amortization	(151,152)	(128,794)
In process research and development, net	$271,486	$307,591

License agreements	$3,447,955	$3,560,107
Less accumulated amortization	(2,959,495)	(2,521,743)
License agreements, net	$488,460	$1,038,364

Amortization expense for the three months ended September 30, 2018 and 2017 was $181,217 and $164,877, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $558,716 and $520,734, respectively.

As of September 30, 2018, amortization expense is expected to be as follows for the next five years:

2018 (balance of year)	$181,203
2019	351,282
2020	35,220
2021	35,220
2022	35,220
2023	35,220

Goodwill is as follows:

Goodwill
Balance at December 31, 2017	$2,016,240
Foreign currency translation	(63,516)
Balance at September 30, 2018	$1,952,724

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Trade payables	$503,924	$705,041
Accrued expenses	164,400	262,200
Accrued payroll	158,086	219,993
Total accounts payable and accrued expenses	$826,410	$1,187,234

Note 9 - Note Payable

On October 30, 2017, the Company entered into a nine-month financing agreement for its directors and officer’s liability insurance in the amount of $237,137 that bears interest at an annual rate of 5.537%. Monthly payments, including principal and interest, are $26,960 per month. The balance due under this financing agreement at September 30, 2018 and December 31, 2017 was $0 and $159,180, respectively.

Note 10 - Original Issue Discounted Convertible Notes and Warrants

LPC OID Debenture
On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to LPC. The principal and original issue discount of $1,120,000 due under the terms of the Debenture were due on the Maturity Date, which is defined as the earlier to occur of (i) November 10, 2017 or (ii) on the fifth business day following the receipt by the Company or its wholly-owned subsidiary, ABS, of certain tax credits that the Company received prior to November 10, 2017 (the “Tax Credit”). In connection with the issuance of the Debenture, the Company issued to LPC a warrant giving LPC the right to purchase 164,256 shares of the Company’s common stock at an exercise price of $4.2592 per share (“LPC Series A Warrant”) that terminates five years after the date of issuance.

On November 10, 2017, the Company and LPC modified the Debenture to extend the Maturity Date to November 29, 2017, subject to the Company’s right to extend the Maturity Date to July 11, 2018 (the “Extension Option”) in exchange for 30,000 shares of the Company’s common stock which were valued at $90,300 and charged to interest expense. The Company exercised its Extension Option on November 29, 2017 and issued LPC an additional warrant to purchase 164,256 shares of the Company’s common stock at an exercise price of $3.17 per share (“LPC Series B Warrant”) that terminates five years after the date of issuance. The Company accounted for the LPC Series B Warrant feature of the Debenture based upon the relative fair value of the warrants on the date of issuance of the Debenture of $164,325, which was recorded as additional paid in capital and a discount to the Debenture.

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

On July 11, 2018, the Company paid off the remaining amount due under the terms of this Debenture in the amount of $286,529.

The obligations under the Debenture were guaranteed by ABS, as well as a security agreement providing LPC with a secured interest in the Tax Credit.

For the three months ended September 30, 2018 and 2017, the Company recorded $5,505 and $408,048, respectively, of interest expense related to the amortization of the debt discount and beneficial conversion feature related to the warrant features of the Debenture. For the nine months ended September 30, 2018 and 2017, the Company recorded $97,837 and $695,103, respectively, of interest expense related to the amortization of the debt discount and beneficial conversion feature related to the warrant features of the Debenture.

At December 31, 2017, Convertible Debt consisted of:

December 31,
2017
Convertible debt	$352,713
Accreted OID interest	34,488
Unamortized debt discount - warrants	(129,836)
Total convertible debt	$257,365

Note 11 - Equity

Common Stock
At September 30, 2018 and December 31, 2017, the Company had 16,940,462 and 12,042,574, respectively, of shares of its common stock issued and outstanding.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three months ended September 30, 2018 and 2017, no stock options were granted under the 2014 Plan. During the nine months ended September 30, 2018 and 2017, the Company granted 539,000 and 190,000, respectively, of stock options under the 2014 Plan, see Note 13.

Series A Convertible Preferred Stock
At September 30, 2018 and December 31, 2017, there were no Series A Convertible Preferred Stock (“Series A Preferred”) outstanding and all terms of the Series A Preferred are still in effect.

DRAFT

Notes to Unaudited Consolidated Financial Statements

June 2017 Private Placement
On June 5, 2017, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (“Investors”), pursuant to which the Company issued an aggregate of 1,428,572 units for $3.50 per unit, with each unit consisting of one share of Common Stock, one Series A Warrant to purchase 0.25 shares of Common Stock at $4.00 per share exercisable immediately through December 31, 2017, and one Series A-1 Warrant to purchase 0.75 shares of Common Stock at $5.50 per share exercisable beginning six months from the date of issuance through June 5, 2022 (together, “Units”) (the “Financing”). At closing of the Financing, the Company issued Units resulting in the issuance of an aggregate of 1,428,572 shares of Common Stock, Series A Warrants to purchase up to 357,144 shares of Common Stock, and Series A-1 Warrants to purchase up to 1,071,431 shares of Common Stock, resulting in gross proceeds of $5,000,000.

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

On June 20, 2017, the Company and Investors executed an amendment to the Purchase Agreements authorizing the Company to issue up to $400,000 in additional Units, and on July 5, 2017, the Company issued additional Units resulting in gross proceeds of $400,000 (“Subsequent Closing”). Placement agent fees of $36,000 were paid to Alexander Capital, as well as additional Placement Agent Warrants to purchase 5,760 shares of Common Stock. In connection with the Subsequent Closing, the Company issued 114,287 shares of Common Stock, Series A and Series A-1 Warrants to purchase 28,572 and 85,715 shares, respectively. The placement agent fees are netted against the proceeds in the Consolidated Statements of Changes in Stockholders' Equity.

Restricted Stock
During the three months ended September 30, 2018, 30,000 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $77,100. During the three months ended September 30, 2018, 5,000 shares of restricted common stock were canceled to employees and consultants with a total value of $15,200. During the three months ended September 30, 2018, 43,750 shares of restricted common stock vested with a value of $97,424 of which an aggregate of 30,000 shares with a value of $77,100 have been issued to our directors as a part of Board compensation. During the nine months ended September 30, 2018, 409,000 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $1,241,560. During the nine months ended September 30, 2018, 5,000 shares of restricted common stock were canceled to employees and consultants with a total value of $15,200. During the nine months ended September 30, 2018, 202,584 shares of restricted common stock vested with a value of $653,406 of which an aggregate of 90,000 shares with a value of $267,600 have been issued to our directors as a part of Board compensation. The restricted common stock granted have vesting terms ranging from immediately to three years or based on the Company achieving certain milestones as set forth below.

As of September 30, 2018, the Company had unrecognized restricted common stock expense of $1,204,653. $426,863 of this unrecognized expense will be recognized over the average remaining vesting term of the restricted common stock of 2.48 years. $497,604 of this unrecognized expense will vest in the fourth quarter of 2018 as the FDA has accepted the MS1819 IND application in the U. S. $178,853 of this unrecognized expense vests upon the first dosing of a CF patient with MS1819 anywhere in the world. $101,333 vests upon the enrollment of the first 30 patients in a CF trial. As of September 30, 2018, the probability of these milestones being reached could not be determined.

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

DRAFT

Notes to Unaudited Consolidated Financial Statements

On July 24, 2017, the Company entered into a consulting agreement that includes a grant of 40,000 shares of restricted common stock to the consultant contingent upon the approval of the Board, which as of November 9, 2018 has not been obtained.

On January 2, 2018, the Company entered into a consulting agreement that includes a grant of 43,000 shares of restricted common stock upon the approval of the Board. The Board approved this restricted stock grant on June 28, 2018 and the shares were issued on July 19, 2018.

Note 12 - Warrants

In January 2018, the Company offered warrant holders the opportunity to exercise their warrants at a reduced strike price of $2.50, and if so elected, would also have the opportunity to reprice other warrants that they continue to hold unexercised to $3.25. The offer, which was effective January 12, 2018, was for the repricing only and did not modify the life of the warrants. Warrant holders of approximately 503,000 shares exercised their warrants and also had other warrants modified on approximately 197,000 shares, which resulted in a charge of approximately $429,000 in the nine months ended September 30, 2018. Cash proceeds on the exercise of these warrants as well as the stock subscriptions as of December 31, 2017 of $1,071,070 amounted to approximately $2,300,000 in January 2018.

Stock warrant transactions for the periods January 1 through September 30, 2018 and 2017 are as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2017	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	2,040,824	$3.53 - $6.50	$5.16
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at September 30, 2017	3,899,164	$3.53 - $7.37	$5.40

Warrants outstanding and exercisable at January 1, 2018	3,371,385	$3.17 - $7.37	$5.28

Granted during the period	244,400	$2.55 - $2.75	$2.58
Expired during the period	-	-	-
Exercised during the period	(503,070)	$2.50	$2.50
Warrants outstanding and exercisable at September 30, 2018	3,112,715	$2.55 - $7.37	$4.83

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$2.55 - $3.99	881,372	3.85
$4.00 - $4.99	196,632	3.26
$5.00 - $5.99	1,815,041	3.21
$6.00 - $6.99	187,750	3.01
$7.00 - $7.37	31,920	2.21
Total	3,112,715	3.37	$4.83

DRAFT

Notes to Unaudited Consolidated Financial Statements

During the three months ended September 30, 2018, no warrants were issued to investment bankers. During the nine months ended September 30, 2018, 244,400 warrants were issued to investment bankers in association with the May 2018 Public Offering with a value of $416,426 that had no effect on expenses or stockholders’ equity.

During the three and nine months ended September 30, 2018, no warrants were issued to consultants.

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

During the three months ended September 30, 2017, 114,283 warrants were issued in association with the June 2017 Private Placement of the Company’s common stock with a value of $185,452, which had no effect on expenses or stockholders’ equity. During the nine months ended September 30, 2017, 1,542,858 warrants were issued in association with the June 2017 Private Placement of the Company’s common stock with a value of $2,503,673, which had no effect on expenses or stockholders’ equity.

During the three and nine months ended September 30, 2017, 83,710 warrants were issued to investment bankers in association with the June 2017 Private Placement of the Company’s common stock that vested immediately with a value of $154,529, which had no effect on expenses or stockholders’ equity.

The weighted average fair value of warrants granted to non-employees during the three months ended September 30, 2017 was $2.13. The weighted average fair value of warrants granted to non-employees during the nine months ended September 30, 2018 and 2017 was $1.70 and $2.40, respectively. The fair value was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,	September 30,
	2018	2017
Expected life (in years)	5	5
Volatility	84%	87%
Risk-free interest rate	2.70%	1.82% - 1.92%
Dividend yield	-%	-%

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

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

During the three months ended September 30, 2018, no stock options were granted. 7,500 options vested in the three months ended September 30, 2018 having a fair value of $29,018. 90,000 stock options were canceled with exercise prices ranging from of $3.04 to $3.60.

During the nine months ended September 30, 2018, 539,000 stock options were granted with an exercise price of $3.04 and a term of five years. 111,250 options vested in the nine months ended September 30, 2018 having a fair value of $306,966. 90,000 stock options were canceled with exercise prices ranging from of $3.04 to $3.60. The weighted average fair value of stock options granted to employees during the nine months ended September 30, 2018 was $2.07.

During the three months ended September 30, 2017, 355,000 stock options were granted with exercise prices ranging from $3.60 to $4.39 and terms ranging from five to ten years. 7,500 options vested in the three months ended September 30, 2017 having a fair value of $29,018. The weighted average fair value of stock options granted to employees during the three months ended September 30, 2017 was $2.48.

During the nine months ended September 30, 2017, 545,000 stock options were granted with exercise prices ranging from $3.60 to $4.48 and terms ranging from five to ten years. 150,000 options vested in the nine months ended September 30, 2017 having a fair value of $580,351. The weighted average fair value of stock options granted to employees during the nine months ended September 30, 2017 was $2.96.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,	September 30,
	2018	2017
Expected life (in years)	5	5 - 10
Volatility	85%	71% - 90%
Risk-free interest rate	2.82%	1.78 - 2.48%
Dividend yield	-%	-%

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

DRAFT

Notes to Unaudited Consolidated Financial Statements

Stock option activity under the 2014 Plan for the periods January 1 through September 30, 2017 and 2018 is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	545,000	$4.05	7.38	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at September 30, 2017	545,000	$4.05	7.38	$-

Exercisable at September 30, 2017	150,000	$4.48	7.38	$-

Non-vested stock options outstanding at January 1, 2017	-	-

Granted during the period	395,000	$3.89	6.64	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at September 30, 2017	395,000	$3.89	6.64	$-

Stock options outstanding at January 1, 2018	545,000	$4.05	7.13	$-

Granted during the period	539,000	$3.04	5.00	$-
Expired during the period	-	-
Canceled during the period	(90,000)	$3.26	4.41	$-
Exercised during the period	-	-
Stock options outstanding at September 30, 2018	994,000	$3.58	5.67	$-

Exercisable at September 30, 2018	260,000	$4.29	7.47	$-

Non-vested stock options outstanding at January 1, 2018	387,500	$3.89	6.39	$-

Granted during the period	539,000	$3.04	5.00	$-
Vested during the period	(111,250)	$3.67	5.64	$-
Expired during the period	-	-
Canceled during the period	(81,250)	$3.26	4.41	$-
Exercised during the period	-	-
Non-vested stock options outstanding at September 30, 2018	734,000	$3.32	5.04	$-

DRAFT

Notes to Unaudited Consolidated Financial Statements

390,318 shares were available for future issuance under the 2014 Plan as of September 30, 2018.

As of September 30, 2018, the Company had unrecognized stock-based compensation expense of $1,645,847. $38,690 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 0.35 years. $1,105,491 of this unrecognized expense will vest in the 4th quarter of 2018 as the FDA has accepted the MS1819 IND application in the United States. $501,666 of this unrecognized expense vests upon the first dosing of a cystic fibrosis patient with MS1819-SD anywhere in the world. As of September 30, 2018, the probability of these milestones being reached could not be determined.

Note 14 - Interest Expense

During the three months ended September 30, 2018 and 2017, the Company incurred $5,629 and $408,106, respectively, of interest expense. During the three months ended September 30, 2018 and 2017, $5,505 and $408,048, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of amortization of debt discount and beneficial conversion feature related to the warrants. During the three months ended September 30, 2018 and 2017, the Company also incurred $124 and $58, respectively, of miscellaneous interest expense.

During the nine months ended September 30, 2018 and 2017, the Company incurred $100,418 and $696,327, respectively, of interest expense. During the nine months ended September 30, 2018 and 2017, $97,837 and $695,103, respectively, of this amount was in connection with the convertible notes issued by the Company in the form of amortization of debt discount and beneficial conversion feature related to the warrants. During the nine months ended September 30, 2018 and 2017, the Company also incurred $2,581 and $1,224, respectively, of miscellaneous interest expense.

Note 15 - Agreements

TransChem Sublicense Agreement

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases. Amounts paid under this Sublicense Agreement during the three and nine months ended September 30, 2018 and 2017 are $136,880 and $226,880, respectively, and are included in R & D expense.

Mayoly Agreement

During the three months ended September 30, 2018 and 2017, the Company was reimbursed $96,119 and $220,607, respectively, from Mayoly under the Mayoly Agreement. During the nine months ended September 30, 2018 and 2017, the Company was reimbursed $621,724 and $581,325, respectively, from Mayoly under the Mayoly Agreement.

The Mayoly Agreement includes a €1,000,000 payment due to Mayoly upon the U.S. FDA approval of MS1819-SD. At this time, based on management’s assessment of ASC Topic 450, Contingencies, the Company has not recorded any contingent liability related to this payment.

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

DRAFT

Notes to Unaudited Consolidated Financial Statements

Note 16 - Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $40,224 and $28,294, respectively, in the three months ended September 30, 2018 and 2017. Rental expense, which is calculated on a straight-line basis, amounted to $108,217 and $93,858, respectively, in the nine months ended September 30, 2018 and 2017.

Minimum future annual rental payments are as follows:

2018 (balance of the year)	$37,680
2019	$117,912
2020	$87,831

Note 17 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At September 30, 2018 and December 31, 2017, the Company had no tax provision for either jurisdictions.

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

At September 30, 2018 and December 31, 2017, the Company had gross deferred tax assets of approximately $12,026,000 and $9,918,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $12,026,000 and $9,918,000, respectively, has been established at June 30, 2018 and December 31, 2017.

At September 30, 2018, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $19,105,000 and $19,180,000, respectively. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At September 30, 2018 and December 31, 2017, the Company had approximately $15,461,000 and $12,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At September 30, 2018 and December 31, 2017, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

DRAFT

Notes to Unaudited Consolidated Financial Statements

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

At September 30, 2018, diluted net loss per share did not include the effect of 3,112,715 shares of common stock issuable upon the exercise of outstanding warrants and 994,000 shares of common stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

At September 30, 2017, diluted net loss per share did not include the effect of 3,899,164 shares of common stock issuable upon the exercise of outstanding warrants, 545,000 shares of common stock issuable upon the exercise of outstanding options, or 100,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be antidilutive during the periods prior to conversion.

Note 19 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and President, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at both September 30, 2018 and December 31, 2017 is $478,400 for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's then President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both September 30, 2018 and December 31, 2017 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of our Board of Directors and the Company’s Audit Committee Chair, as a financial consultant. Included in accounts payable at December 31, 2017 is $90,000 for Mr. Borkowski’s services. This amount was paid to Mr. Borkowski during the nine months ended September 30, 2018.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the three months ended September 30, 2018 and 2017 was $0 and $30,000, respectively. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the nine months ended September 30, 2018 and 2017 was $0 and $80,000, respectively. Included in accounts payable at September 30, 2018 and December 31, 2017 is $50,000 and $70,000, respectively, for Mr. Shenouda’s services.

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

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. We recently completed an open-label, dose escalation Phase IIa trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 CP patients with EPI were enrolled in the study and final data shows a strong safety and efficacy profile. Although the study was not powered for efficacy, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. Favorable trends were also observed on other evaluated endpoints, including the Bristol stool scale, number of daily evacuations and stool weight, which were consistent with the CFA results. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results.

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

Recent Developments

Update and Completion of the Phase IIa Trial of MS1819-SD

On June 29, 2018, we announced the successful completion of our Phase IIa trial of MS1819-SD, and on September 24, 2018, we announced, in partnership with Mayoli Spindler, a European pharmaceutical company, that we achieved, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. A total of 11 CP patients with EPI were enrolled in the study and final data showed a strong safety and efficacy profile. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results. We expect to begin a planned Phase IIb study focused on enrolling patients with CF in the second half of 2018.

On October 16, 2018, we announced that the FDA cleared our IND application for MS1819-SD in patients with EPI due to CF. We also announced that we plan to initiate the multi-center Phase II study that was the subject of the IND in the U.S. and Europe in the fourth quarter of 2018 and expect it to conclude in 2019.

Sanction of Cystic Fibrosis Therapeutics Development Network f or the Study of MS1819-SD in CF Patients

On November 1, 2018, the Company announced that the Company's Phase II study protocol to investigate MS1819-SD in CF patients with EPI has received sanction from the Therapeutics Development Network, a collaborative network of CF clinical trial specialists supported by the Cystic Fibrosis Foundation.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2018, we had cash of approximately $4,428,000 and had an accumulated deficit of approximately $43,497,000. We believe that our cash on hand will sustain operations until June 2019. We are dependent on obtaining, and are continuing to pursue, funding necessary to continue our operations from outside sources, including obtaining additional funding from the sale of securities. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our operations to date primarily through the completion of our initial public offering in October 2016 (“IPO”), the issuance of debt and convertible debt securities, as well as the issuance of common stock in various private placement transactions and our public offering in May 2018. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities.

We are focused on expanding our product pipeline through collaborations, and also through potential acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such potential acquisitions, we might raise additional equity capital, incur additional debt, or both, which capital may not be available on a timely basis or on acceptable terms.

Off-Balance Sheet Arrangements

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations:

Contractual Obligation	Total	2018 (Balance of Year)	2019	2020	2021	2022
Operating Leases	$243,423	$37,680	$117,912	$87,831	$-	$-

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Net cash used in operating activities for the nine months ended September 30, 2018 was $7,528,636, which primarily reflected our net loss of $9,513,809 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $604,789, non-cash fair value adjustment of the contingent consideration of $240,000, non-cash stock-based compensation of $306,966, non-cash restricted stock granted to employees/directors of $457,686, non-cash restricted stock granted/accrued to consultants of $360,771, non-cash debt discount - warrants on a 12% Senior Secured Original Issue Discount Convertible Debenture issued to Lincoln Park Capital (“LPC”) in April 2017 (the “LPC Debenture”) of $97,837, and a non-cash warrant modification expense of $428,748. Changes in assets and liabilities are due to an increase in other receivables of $134,052 due primarily to the billings to our research partner Laboratoires Mayoly Spindler SAS (“Mayoly”), an increase in deposits of $15,000 due to a new office space lease for the startup of U.S. R&D, a decrease in accounts payable and accrued expenses of $571,616 due primarily to paying off balances, a decrease in interest payable of $7,192, offset by a decrease in prepaid expense of $216,236 due primarily to the expensing of prepaid insurance.

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

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $48,359 and $31,953, respectively, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $11,457,098, which consisted of $2,324,742 from the issuance of Common Stock in connection with the exercise of certain repriced warrants in May 2018, $9,578,065 from the sale of Common Stock offered in our public offering in May 2018, offset by repayments of convertible debt of $286,529 and a note payable of $159,180. Net cash provided by financing activities for the nine months ended September 30, 2017 was $5,854,038, which consisted of the gross proceeds resulting from the issuance of the Debentures to LPC of $1,000,000 and the net proceeds resulting from the Unit Financing of $5,009,225, offset by repayment of note payable of $155,187.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Research and development (“R&D”) expense was $1,168,874 and $966,685, respectively, for the three months ended September 30, 2018 and 2017, an increase of $202,189 due primarily to the startup of an R&D function in the U.S. R&D expense was $3,772,679 and $2,244,244, respectively, for the nine months ended September 30, 2018 and 2017, which is an increase of $1,528,435. The increase in R&D expense for the nine months ended September 30, 2018 as compared to the same period in 2017 are primarily due to patient enrollment thresholds having been met, thus triggering milestone-based payments for the ongoing Phase II study of MS1819-SD in chronic pancreatitis, the production of new batches of material for both the MS1819-SD program and the b-lactamase program, and the startup of an R&D function in the U.S. We expect R&D expense to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

General and administrative (“G&A”) expense was $1,317,132 and $2,009,432, respectively, for the three months ended September 30, 2018 and 2017, a decrease of $692,300. The decrease for the three months ended September 30, 2018 as compared to the same period in 2017 was due primarily to a decrease in legal, accounting, and other professional fees of $101,129 due to less usage of these services, a decrease in compensation of $121,606 due to timing differences in recording bonus, and a decrease in non-cash restricted stock, stock-based compensation, and warrants granted accumulating to $481,570 due to less restricted stock/stock options vesting and less warrants issued to consultants.

 G&A expense was $5,400,712 and $5,564,800, respectively, for the nine months ended September 30, 2018 and 2017, a decrease of $164,088. The decrease for the nine months ended September 30, 2018 as compared to the same period in 2017 was due primarily to a decrease in non-cash restricted stock, stock-based compensation, and warrants granted accumulating to $864,762 due to less grants made in 2018 than in the same period in 2017, and a decrease in legal and other professional fees of $171,902 due to less usage of these services offset by a warrant modification expense of $428,748, an increase in compensation of $375,394 due to the addition of a Chief Financial Officer well as increased bonuses, and an increase in investor relations of $59,775 due to efforts to increase the visibility of the Company. We expect G&A expense to increase going forward in anticipation of the commercialization of our product candidates.

Fair value adjustment of our contingent consideration was $80,000 and ($250,000), respectively, for the three months ended September 30, 2018 and 2017. Fair value adjustment of our contingent consideration was $240,000 and $110,000, respectively, for the nine months ended September 30, 2018 and 2017. The difference in fair value adjustments in the three-month and nine-month periods ended September 30, 2018 as compared to the same period in 2017 is due primarily to increased risk-free and corporate bond rates, a greater probability of achieving success due to the completion of the Phase IIa study of MS1819-SD, and getting closer to the time of expected royalty payments..

Interest expense was $5,629 and $408,106, respectively, for the three months ended September 30, 2018 and 2017, a decrease of $402,477. Interest expense was $100,418 and $696,327, respectively, for the nine months ended September 30, 2018 and 2017, a decrease of $595,909. The lower interest expense in the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is due to the lower amounts of LPC Debenture outstanding.

Net loss was $2,571,635 and $3,134,223 respectively, for the three months ended September 30, 2018 and 2017. Net loss was $9,513,809 and $8,615,371, respectively, for the nine months ended September 30, 2018 and 2017. The changes in net loss for the three and nine months ended September 30, 2018 compared to the same period in 2017 are due to the changes in expenses as noted above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on March 16, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 9, 2018, there have been no material changes to the disclosures made in the above referenced Form 10-K.

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
Date: November 9, 2018