Form 10-K
period 2018-12-31
AzurRx BioPharma, Inc.
filed 2019-04-01
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Capital Market on such date, was approximately $45,211,000.

There were 18,537,958 shares of the registrant’s common stock outstanding as of April 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference certain information from AzurRx BioPharma, Inc.’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2019.

AZURRX BIOPHARMA, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2018

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	the availability of capital to satisfy our working capital requirements;

●	the accuracy of our estimates regarding expense, future revenue and capital requirements;

●	our plans to develop and commercialize our principal product candidates, consisting of MS1819-SD, AZX1101 and AZX1103;

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, unless otherwise stated or the context otherwise requires, references to “AzurRx,” “Company,” “we,” “us,” “our,” or similar references mean AzurRx BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “AzurRx BioPharma” refer to AzurRx BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to AzurRx SAS, AzurRx BioPharma’s wholly-owned subsidiary through which we conduct our European operations.

Overview

AzurRx BioPharma, Inc. was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France. AzurRx and its wholly-owned subsidiary, AzurRx SAS (“ABS”), are collectively referred to as the “Company.”

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

Our current product pipeline consists of two therapeutic programs under development, each of which are described below:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. In June 2018, we completed an open-label, dose escalation Phase IIa trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 CP patients with EPI were enrolled in the study and final data showed a strong safety and efficacy profile. Although the study was not powered for efficacy, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. Favorable trends were also observed on other evaluated endpoints, including the Bristol stool scale, number of daily evacuations and stool weight, which were consistent with the CFA results. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. In October 2018, the U.S. Food and Drug Administration (“FDA”) cleared our Investigational New Drug (“IND”) application for MS1819-SD in patients with EPI due to CF. In connection with the FDA’s clearance of the IND, in the fourth quarter of 2018 we initiated the multi-center Phase II study that was subject to the IND in the United States and Europe, which we expect will include approximately 30 patients and conclude in 2019. On February 20, 2019, we announced that we have dosed the first patients in our Phase II study to investigate MS1819-SD in CF patients with exocrine pancreatic insufficiency.

B-Lactamase Program

Our b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, we have two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules. AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity, with degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, we are focused on advancing pre-clinical development of AZX1103 and expect to file an IND for AZX1103 with the FDA in 2019. At this time, the Company is currently assessing its plans for the continuation of the development of AZX1101.

Recent Developments

Public Offering of Common Stock

On May 3, 2018, we completed an underwritten, public offering of 4,160,000 shares of our common stock at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million (the “May 2018 Public Offering”) with associated expenses of approximately $800,000. The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer & Co. Inc. (“Oppenheimer”) on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, legal fees, and other offering expenses payable by us, we received net proceeds of approximately $9.6 million.

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

Update and Completion of the Phase IIa Trial of MS1819-SD and Launch of the Phase II OPTION Study

On June 29, 2018, we announced the successful completion of our Phase IIa trial of MS1819-SD, and on September 24, 2018, we announced, in partnership with Mayoly Spindler, a European pharmaceutical company ("Mayoly"), that, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. A total of 11 CP patients with EPI were enrolled in the study and final data showed a strong safety and efficacy profile. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results.

On October 16, 2018, we announced that the FDA cleared our IND application for MS1819-SD in patients with EPI due to CF. In connection with the FDA’s clearance of the IND, in the fourth quarter of 2018 we initiated the multi-center Phase II OPTION study that was subject to the IND in the United States and Europe, which we expect will include approximately 30 patients and to conclude in 2019. In addition, on November 1, 2018, we announced that our Phase II OPTION study protocol received positive sanction from the Therapeutics Development Network, a collaborative network of CF clinical trial specialists supported by the Cystic Fibrosis Foundation, and on February 20, 2019, we announced that we have dosed the first patients in our Phase II Option study.

Protea Asset Sale and Purchase Agreement

On December 7, 2018, we entered into an asset sale and purchase agreement (the “Protea Purchase Agreement”) with Protea Biosciences Group, Inc. and its wholly owned subsidiary, Protea Biosciences, Inc. (“Protea”), pursuant to which we agreed to purchase the rights to any milestone payments, royalty payments, and contingent consideration due from us to Protea now or in the future, arising from the Stock Purchase and Sale Agreement previously entered into by us and Protea (the “Purchased Assets”).

Protea previously filed for Chapter 11 protection under the United States Bankruptcy Code on December 1, 2017. On November 27, 2018, we participated in a bankruptcy auction for the Purchased Assets and we were chosen as the successful bidder at the conclusion of the auction. On December 10, 2018, the transaction was approved by the United States bankruptcy court.

On December 14, 2018 (the “Closing Date”), we closed the transactions contemplated by the Protea Purchase Agreement. In accordance with the terms of the Protea Purchase Agreement, we acquired the Purchased Assets from Protea for an aggregate purchase price of $1,550,000 (the “Purchase Price”). We paid $250,000 of the Purchase Price in cash and the remaining $1,300,000 was paid by the issuance of shares of our common stock at a price of $1.77 per share, a price per share that was $0.01 higher than the closing price of our common stock on the Closing Date, as reported on the Nasdaq Capital Market, resulting in the issuance of 734,463 shares of our common stock to Protea.

Private Note Offering

On February 14, 2019, we entered into a Note Purchase Agreement (the “NPA”) with ADEC Private Equity Investments, LLC (“ADEC”), pursuant to which we issued to ADEC two Senior Convertible Notes (“Note A” and “Note B,” respectively, each a “Note,” and together, the “Notes”), in the principal amount of $1.0 million per Note, resulting in gross proceeds to the Company of $2.0 million. ADEC is controlled by Burke Ross, a significant stockholder of the Company.

The Notes accrue interest at a rate of 10% per annum; provided, however, that in the event we elect to repay the full balance due under the terms of both Notes prior to December 31, 2019, then the interest rate will be reduced to 6% per annum. The Notes mature on the earlier to occur of (i) the tenth business day following the receipt by the Company of certain tax credits that we expect to receive prior to July 2019 in the case of Note A (the “2019 Tax Credit”) and July 2020 in the case of Note B (the “2020 Tax Credit”), respectively, or (ii) December 31, 2019 in the case of Note A and December 31, 2020 in the Case of Note B (the “Maturity Dates”). As a condition to entering into the NPA, AzurRx SAS and ADEC also entered into a Pledge Agreement, pursuant to which AzurRx SAS agreed to pledge an interest in the 2019 and 2020 Tax Credits to ADEC in order to guarantee payment of all amounts due under the terms of the Notes.

Prior to their respective Maturity Dates, each of the Notes is convertible, at ADEC’s option, into shares of our common stock, at a conversion price equal to the principal and accrued interest due under the terms of the Notes divided by $2.50 (“Conversion Shares”); provided, however, that pursuant to the term of the Notes, ADEC may not convert all or a portion of the Notes if such conversion would result in Mr. Ross and/or entities affiliated with him beneficially owning in excess of 19.99% of our shares of common stock issued and outstanding immediately after giving effect to the issuance of the Conversion Shares.

As additional consideration for entering into the NPA, pursuant to a Warrant Amendment Agreement, we agreed to reduce the exercise price of all outstanding warrants previously issued by us to ADEC and its affiliates (the “Warrants”) to $1.50 per share. The Warrant Amendment does not alter any other terms of the Warrants.

In connection with the above transaction, we also entered into a registration rights agreement with ADEC, pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission no later than 45 days after the closing date of February 14, 2019 in order to register, on behalf of ADEC, the Conversion Shares. ADEC subsequently agreed to extend the date to file a registration statement to April 30, 2019.

Asset Purchase Agreement with Mayoly

On March 27, 2019, we entered into an Asset Purchase Agreement with Mayoly (the “Mayoly APA”), pursuant to which we purchased all rights, title and interest in and to MS1819-SD. Upon execution of the Mayoly APA, the Joint Development and License Agreement (the “JDLA”) previously executed by AzurRx SAS and Mayoly was terminated. In addition, we granted to Mayoly an exclusive, royalty-bearing right to revenue received from commercialization of MS1819-SD within certain territories.

In accordance with the Mayoly APA, we provided to Mayoly the following consideration for the purchase of MS1819-SD:

(i)
we assumed certain of Mayoly’s liabilities with respect to MS1819-SD;

(ii)
we forgave all amounts currently owed to AzurRx SAS by Mayoly under the JDLA;

(iii)
we agreed to pay, within 30 days after the execution of the Mayoly APA, all amounts incurred by Mayoly for the maintenance of patents related to MS1819-SD from January 1, 2019 through the date of the Mayoly APA;

(iv)
we made an initial payment to Mayoly of € 800,000, which amount was paid by the issuance of 400,481 shares of our common stock at a price of $2.29 per share (the “Closing Payment Shares”): and

(v)
we agreed to pay to Mayoly an additional € 1,500,000, payable in a mix of cash and shares of our common stock as follows (the “Milestone Payments”): (y) on December 31, 2019, a cash payment of € 400,000 and 200,240 shares of common stock at a price of $2.29 per share (the “2019 Escrow Shares”) and (z) on December 31, 2020, a cash payment of € 350,000 and 175,210 shares of common stock at a price of $2.29 per share (the “2020 Escrow Shares” and, together with the 2019 Escrow Shares, the “Escrow Shares”).

The Closing Payment Shares and the Escrow Shares were all issued upon execution of the Mayoly APA; provided, however, per the terms of the Mayoly APA, the Escrow Shares will be held in escrow until the applicable Milestone Payment date, at which time the respective Escrow Shares will be released to Mayoly.

Corporate History

On May 21, 2014, we entered into a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”) and its wholly-owned subsidiary, Protea Biosciences, Inc. (“Protea Sub” and, together with Protea Group, “Protea”), to acquire 100% of the outstanding capital stock of AzurRx SAS (formerly ProteaBio Europe SAS), a wholly-owned subsidiary of Protea Sub. On June 13, 2014, we completed the acquisition in exchange for the payment of $600,000 and the issuance of shares of our Series A Convertible Preferred Stock (“Series A Preferred”) convertible into 33% of our outstanding common stock and agreed to make certain milestone and royalty payments to Protea. Subsequently, on December 14, 2018, we purchased from Protea Group and Protea Sub the rights to any milestone payments, royalty payments, and transaction value consideration.

Product Programs

Our current product pipeline consists of two therapeutic programs under development, each of which are described below.

MS1819-SD

MS1819-SD is the active pharmaceutical ingredient, or API, derived from Yarrowia lipolytica, an aerobic yeast naturally found in various foods such as cheese and olive oil that is widely used as a biocatalyst in several industrial processes. MS1819-SD is an acid-resistant secreted lipase naturally produced by Yarrowia lipolytica, known as LIP2, that we are developing through recombinant DNA technology for the treatment of EPI associated with CP and CF. We previously held the exclusive right to commercialize MS1819-SD in the U.S. and Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel pursuant to a sublicense from Mayoly under the JDLA, which also granted us joint commercialization rights for Brazil, Italy, China and Japan. As disclosed under “Recent Developments - Asset Purchase Agreement with Mayoly” above, on March 27, 2019, we purchased all rights, title and interest in and to MS1819-SD from Mayoly.

Background

The pancreas is both an endocrine gland that produces several important hormones, including insulin, glucagon, and pancreatic polypeptide, as well as a digestive organ that secretes pancreatic juice containing digestive enzymes that assist the absorption of nutrients and digestion in the small intestine.

The targeted indication of MS1819-SD is the compensation of EPI, which is observed when the exocrine functions of the pancreas are below 10% of normal. The symptomatology of EPI is essentially due to the deficiency of pancreatic lipase, an enzyme that hydrolyses triglycerides into monoglycerides and free fatty acids. The pancreatic lipase enzymatic activity is hardly compensated by extrapancreatic mechanisms, because gastric lipase has nearly no lipolytic activity in the pH range of the intestine. On the other hand, when they are impaired, the pancreatic amylase and proteases (enzymes that break up starches and protein, respectively) activities can be compensated by the salivary amylase, the intestinal glycosidase, the gastric pepsin, and the intestinal peptidases, all of which are components of the gastric juice secreted by the stomach walls. Lipid maldigestion due to lipase deficiency is responsible for weight loss, steatorrhea featured by greasy diarrhea, and fat-soluble vitamin deficiencies (i.e. A, D, E and K vitamins).

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

CF, another dominant etiology of EPI, is a severe genetic disease associated with chronic morbidity and life-span decrease of most affected individuals. In most Caucasian populations, CF prevalence is of 7-8 cases per 100,000 inhabitants, but is less common in other populations, resulting in approximately 30,000 affected individuals in the U.S. CF is inherited as monogenic autosomal recessive disease due to the defect at a single gene locus that encodes the Cystic Fibrosis Transmembrane Regulator protein (“CFTR”), a regulated chloride channel. Mutation of both alleles of this chloride channel gene results in the production of thick mucus, which causes a multisystem disease of the upper and lower respiratory tracts, digestive system, and the reproductive tract. The progressive destruction of the pancreas results in EPI that is responsible for malnutrition and contributes to significant morbidity and mortality. About 80-90% of patients with CF develop EPI, resulting in approximately 25,000-27,000 patients in the U.S. that require substitution therapy.

Current treatments for EPI stemming from CP and CF rely on porcine pancreatic extracts, or PPEs, which have been on the market since the late 1800s. The PPE market is well established with estimated sales in the U.S. of $1.2 billion in 2018 and has been growing for the past five years at a compound annual growth rate of approximately 20%. In spite of their long-term use, however, PPEs suffer from poor stability, formulation problems, possible transmission of conventional and non-conventional infectious agents due to their animal origins, and possible adverse events at high doses in patients with CF and limited effectiveness.

History of the Program

In 1998, Mayoly, a European pharmaceutical company focusing primarily on gastroenterology disorders, launched a program for the discovery and characterization of novel lipases of non-animal origin that could be used in replacement therapy for EPI. The program was conducted in collaboration with INRA TRANSFERT, a subsidiary of the French academic laboratory, National Institute for Agricultural Research, or INRA. In 2000, Mayoly and INRA discovered that the yeast Yarrowia lipolytica secreted a lipase named LIP2. During the ensuing years, Mayoly investigated the in vitro enzymatic activities of LIP2 in collaboration with the Laboratory of Enzymology at Interfaces and Physiology of Lipolysis ("EIPL"), a French public-funded research laboratory at the French National Scientific Research Centre laboratory ("CNR"), which focuses on the physiology and molecular aspects of lipid digestion.

Pre-Clinical Program

The efficacy of MS1819-SD has been investigated in normal minipigs, which are generally considered as a relevant model for digestive drug development when considering their physiological similarities with humans and their omnivore diet. Experimental pancreatitis was induced by pancreatic duct ligation, resulting in severe EPI with baseline coefficient of fat absorption (“CFA”) around 60% post-ligature. CFA is a measurement obtained by quantifying the amount of fat ingested orally over a defined time period and subtracting the amount eliminated in the stool to ascertain the amount of fat absorbed by the body. Pigs were treated with either MS1819-SD or enteric-coated PPE, both administered as a single-daily dose.

At doses ranging from 10.5 to 211mg, MS1819-SD increased the CFA by +25 to +29% in comparison to baseline (p<0.05 at all doses), whereas the 2.5 mg dose had milder activity. Similar efficacy was observed in pigs receiving 100,000 U lipase of enteric-coated porcine pancreatic extract. These findings demonstrate the in vivo activity of MS1819-SD in a relevant in vivo model at a level similar to the PPEs at dosages of 10.5mg or greater. The results of a trial are statistically significant if they are unlikely to have occurred by chance. Statistical significance of the trial results is typically based on widely used, conventional statistical methods that establish the p-value of the results. A p-value of 0.05 or less is required to demonstrate statistical significance. As such, these CFA levels are considered to be statistically significant.

To date, two non-clinical toxicology studies have been conducted. Both show that MS1819-SD lipase is clinically well tolerated at levels up to 1000mg/kg in rats and 250 mg/kg in minipigs up to 13 weeks. MS1819-SD is therefore considered non-toxic in both rodent and non-rodent species up to a maximum feasible dose (“MFD”) of 1000 mg/kg/day in the rats over six months of administration.

Clinical Program

We believe that there are two principal therapeutic indications for EPI compensation by MS1819-SD: (i) adult patients with CP, and (ii) children and adults affected by CF. Because of their different pathophysiology and clinical presentation, we intend to separately investigate each of these indications and have determined, based on market size and expected dose requirements, to pursue the indication for adults first.

During 2010 and 2011, a phase I/IIa clinical trial of MS1819-SD was conducted in conjunction with Mayoly in a single center in France. The study was an exploratory study mainly designed to investigate the safety of MS1819-FD (freeze-dried) and was a randomized, double blind, placebo controlled, parallel clinical trial in 12 patients affected with CP or pancreatectomy and severe EPI. The primary efficacy endpoint of the study was defined as the relative change in steatorrhea (an established surrogate biomarker of EPI correction) in comparison to baseline. The study found that MS1819-SD was well tolerated with no serious adverse events. Only two adverse events were observed: constipation (two patients out of eight with MS1819-SD) and hypoglycemia (two patients out of eight with MS1819-SD, and one patient out of four with placebo). A non-statistically significant difference of the primary endpoint, possibly due to the small group size, was found between the two groups both in intention-to-treat, a group that included three patients who received the in-patient facility study diet but did not fulfill the protocol’s inclusion criteria, and per-protocol analysis. This study was not designed, nor did it aim, to demonstrate statistically significant changes of CFA or steatorrhea under MS1819-FD.

We received regulatory approval in Australia and New Zealand in 2016, with the addition of a 2018 regulatory approval in France, to conduct a phase II multi-center dose escalation study of MS1819-SD in CP and pancreatectomy. The primary endpoint of this study was to evaluate the safety of escalating doses of MS1819-SD in 11 CP patients. The secondary endpoint was to investigate the efficacy of MS1819-SD in these patients by analysis of the CFA and its change from baseline. On September 24, 2018, we announced that in pre-planned analyses, both the study’s primary and secondary endpoints were reached with a statistically significant (p=0.002) improvement in the CFA of 21.8%, in a per protocol analysis, with the highest evaluated dose of 2,240 mg/day of MS1819-SD. Statistical significance of the trial results is typically based on widely used, conventional statistical methods that establishes the p-value of the results. A p-value of 0.05 or less is required to demonstrate statistical significance. As such, these CFA levels are considered to be statistically significant.

On December 19, 2018, we announced that we initiated the Phase II OPTION study to investigate MS1819-SD in CF patients with EPI. The Phase II multi-center study is designed to investigate the safety, tolerability and efficacy of MS1819-SD in a head-to-head comparison against the current porcine enzyme replacement therapy standard of care. Planned enrollment is expected to include approximately 30 CF patients, who are 18 years of age or older, with study completion anticipated in 2019. The OPTION study employs a six-week non-inferiority CFA primary efficacy endpoint comparing MS1819-SD to porcine enzyme replacement therapy. On February 20, 2019, we announced that we have dosed the first patients in our Phase II OPTION study.

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

AZX1101

AZX1101 is a recombinant b-lactamase enzyme combination of bacterial origin under development for the prevention of hospital-acquired infections by resistant bacterial strains induced by parenteral administration of several classes of antibiotics (known as nosocomial infections), as well as the prevention of antibiotic-associated diarrhea ("AAD").

Agreements and Collaborations

Protea Stock Purchase Agreement

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

Protea Asset Sale and Purchase Agreement

On December 7, 2018, we entered into the Protea Purchase Agreement with Protea Biosciences Group, Inc. and Protea, its wholly owned subsidiary, pursuant to which we agreed to purchase the rights to any milestone payments, royalty payments, and transaction value consideration due from the Company to the Protea now or in the future, arising from that certain Stock Purchase and Sale Agreement dated May 21, 2014 between the Company and the Protea.

Protea previously filed for Chapter 11 protection under the United States Bankruptcy Code on December 1, 2017. On November 27, 2018, we participated in a bankruptcy auction for the Purchased Assets and were chosen as the successful bidder at the conclusion of the auction. On December 10, 2018, the transaction was approved by Judge Patrick J. Flatley of the United States Bankruptcy Court for the Northern District of West Virginia.

On December 14, 2018, we closed the transactions contemplated by the Protea Purchase Agreement. In accordance with the terms of the Protea Purchase Agreement, we purchased the Purchased Assets from Protea for an aggregate purchase price of $1,550,000. We paid $250,000 of the Purchase Price in cash, and the remaining $1,300,000 was paid by the issuance of shares of our common stock, at a price of $1.77 per share, a price per share that was $0.01 higher than the closing price of our common stock on the Closing Date, as reported on the Nasdaq Capital Market, resulting in the issuance of 734,463 shares of our common stock to Protea.

Mayoly JDLA and Subsequent Asset Purchase Agreement

Effective March 22, 2010, Protea and AzurRx SAS entered into the JDLA with Mayoly pursuant to which Mayoly sublicensed certain of its exclusive rights to a genetically engineered yeast strain cell line on which our MS1819-SD is based that derive from a Usage and Cross-Licensing Agreement dated February 2, 2006 (the “INRA Agreement”) between Mayoly and INRA, in charge of patent management acting for and on behalf of the National Centre of Scientific Research (“CNRS”) and INRA.

             Effective January 1, 2014, Protea entered into an amended and restated JDLA with Mayoly, pursuant to which Protea acquired the exclusive right to Mayoly patents and technology, with the right to sublicense, develop, manufacture and commercialize human pharmaceuticals based on the MS1819-SD lipase within the following territories: U.S. and Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel. The JDLA further provided Mayoly the exclusive right to Protea’s patents and technology, with the right to sublicense, develop, manufacture and commercialize human pharmaceuticals based on the MS1819-SD lipase within the following territories: Mexico, Europe (excluding Italy, Portugal and Spain) and any other country not granted to us alone, or jointly with Mayoly. Prior to the execution of the Mayoly APA, rights to the following territories were held jointly with Mayoly: Brazil, Italy, Portugal, Spain, China and Japan. In addition, the Mayoly Agreement required Protea to pay 70% of all development costs and required each of the parties to use reasonable efforts to:

●
devote sufficient personnel and facilities required for the performance of its assigned tasks;

●
make available appropriately qualified personnel to supervise, analyze and report on the results obtained in the furtherance of the development program; and

●
deploy such scientific, technical, financial and other resources as is necessary to conduct the development program.

As disclosed under “Recent Developments – Asset Purchase Agreement with Mayoly” above, on March 27, 2019, we entered into the Mayoly APA pursuant to which the JDLA was terminated and we acquired all rights, title and interest in and to MS1819-SD. In addition, we executed a Patent License Agreement with Mayoly pursuant to which we granted to Mayoly an exclusive, royalty-bearing right to revenue received from commercialization of MS1819-SD within certain territories.

INRA Agreement

In February 2006, INRA, acting on behalf of CNRS and Institut National de la Recherche Agronomique, entered into a Usage and Cross-licensing Agreement with Mayoly to specify their respective rights to the use of (i) French patent application no. FR9810900 (the "INRA CNRS Patent Application"), (ii) international patent application no. WO2000FR0001148 (the "Mayoly Patent Application"), and (iii) the technology and know-how associated with both patent applications.

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

The agreement provided Mayoly with the world-wide use in human therapy, nutraceuticals, and cosmetology and provides INRA with world-wide (i) use of lipase as an enzymatic catalyst throughout this field, including the production of pharmaceuticals, and (ii) treatment of the environment, food production processes, cleaning processes and other fields, excluding human therapies, neutraceuticals and cosmetology. The agreement provides for shared use in the production of lipase in the veterinary field (livestock and pets). As consideration for the agreement, Mayoly agreed to pay INRA an annual lump sum of €5,000 until marketing. Upon marketing, Mayoly agreed to pay INRA a lump sum of €100,000 and royalties on net sales of the product. Unless earlier terminated in accordance with its terms, the agreement with INRA expires upon the expiration of the patents in each country in which the license has been granted. The parties may terminate the agreement in the event the other party breaches its obligations therein, which termination shall become effective three months following written notice thereof to the breaching party. The breaching party shall have the right to cure such breach or default during such three-month period. Upon execution of the Mayoly APA in March 2019, Mayoly transferred the INRA Agreement to us.

TransChem Sublicense

On August 7, 2017, we entered into a Sublicense Agreement with TransChem pursuant to which TransChem granted to us an exclusive license to certain patents (the “Licensed Patents”) relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors. We may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, we paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. We also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. We may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow us to develop compounds for treating gastrointestinal, lung and other infections that are specific to individual bacterial species. H. pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases.

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

MS1819-SD

The MS1819-SD program is protected by the following series of issued patents that we have licensed under the Mayoly Agreement covering the method for transformation of Yarrowia lipolytica, the sequence of the LIP2 enzyme and its production process:

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

B-Lactamase Program

To date, we own one patent application covering different compositions, which has been filed in France. This application was filed internationally (“PCT”) on October 13, 2015 as PCT/FR2015/052756 claiming priority to French patent application 1459935 dated October 16, 2014. This application was published as WO/2016/059341 titled “Hybrid Proteinaceous Molecule Capable Of Inhibiting At Least One Antibiotic And Pharmaceutical Composition Containing It.” At present, all PCT contracting states are designated. The term of patent protection available is typically 20 years from the filing date of the earliest international (PCT) application. Patents are territorial rights, meaning that the rights conferred are only applicable in the country or region in which a patent has been filed and granted, in accordance with the law of that country or region. Patent enforcement is only possible after a patent is granted and before the expiration of the patent term. Any patent issuing from PCT/FR2015/052756 will expire on October 13, 2035, unless the patent term is extended pursuant to specific laws of the granting country. We expect to file additional patent applications covering the production process and formulation of AZX1101.

Manufacturing

MS1819-SD API is obtained by fermentation in bioreactors using our engineered and proprietary Yarrowia lipolytica strain. MS1819-SD is currently manufactured at a contract facility located in Capua, Italy owned by DSM. The proprietary yeast cell line from which the API is derived is kept at a storage facility maintained by Charles River. Because the manufacturing process is fairly straightforward, we believe there are multiple alternative contract manufacturers capable of producing the product we need for clinical trials. The Company is in the process of establishing alternative manufacturers and manufacturing sites for the product; however, there is no guarantee that the processes are easily reproducible and transferrable.

AZX1101 API and AZX1103 API production are still under development in-house with outside contract manufacturing organizations (CMO’s) producing material for animal work including proof-of-concept and toxicological work. To date, the manufacturing process appears fairly straightforward with multiple options leading us to believe that there are multiple alternative contract manufacturers capable of producing the products we will need for clinical trials however there are no guarantees that the processes will scale up or be considered acceptable for clinical trial use.

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

With respect to MS1819-SD, we will compete with PPEs, a well-established market that is currently dominated by a few large pharmaceutical companies, including AbbVie Inc., Johnson & Johnson and Allergan plc. There are currently six PPE products that have been approved by the FDA for sale in the U.S. We believe our ability to compete in this market, if we are successful in developing and obtaining regulatory approval to market MS1819-SD, will depend on our ability (or that of a corporate partner) to convince patients, their physicians, healthcare payors and the medical community of the benefits of using a non-animal based product to treat EPI, as well as by addressing other shortcomings associated with PPEs.

With respect to AZX1101 and AZX1103, we are aware of only one beta-lactamase under active development by a U.S. specialty pharmaceutical company for the prevention of c. difficile infection, although the compounds being developed appear to have very limited efficacy to a narrower set of antibiotics rather than the broader group of antibiotics expected to be covered by our compound.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. To date, our research and development efforts have been conducted in France. We expect to continue to perform substantially all of our basic research activities in France in order to leverage our human capital expertise as well as to avail ourselves of tax credits awarded by the French government to research companies. We expect to continue to conduct early stage development work in France, with late stage development work, including the MS1819-SD Phase IIb study and subsequent Phase III trials in Europe and also in the U.S., as North America is our principal target market for any products that we may successfully develop.

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

Employees

As of December 31, 2018, we had twelve full-time employees, of whom five were employed by AzurRx SAS and located in France and seven were employed by us and located in our offices in Brooklyn, NY, Montclair, NJ, and Hayward, CA.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at http://www.sec.gov.

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

We are a clinical development stage biopharmaceutical company. Since inception, we have engaged primarily in research and development activities, have not generated any revenue from product sales and have incurred significant net losses. We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any products. The successful commercialization of any of our products will require us to perform a variety of functions, including:

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

We have incurred significant operating losses and negative cash flows from operations since inception, had working capital at December 31, 2018 of approximately $1,804,000 and had an accumulated deficit at December 31, 2018 of approximately $47,517,000. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our three product candidates, MS1819-SD, AZX1101 and AZX1103, are in the early stages of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization. The development and regulatory approval process take several years, and it is not likely that any such products, even if successfully developed and approved by the FDA or any comparable foreign regulatory authority, would be commercially available for at least three to five years or more. Of the large number of drugs in development, only a small percentage successfully completes the regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates, could result in the failure of our business and a loss of all of your investment in our company.

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

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Our principal product candidate, MS1819-SD, has only completed a phase IIa clinical trial, while our other products, AZX1101 and AZX1103, have only been tested in a pre-clinical setting. Success in pre-clinical studies or early clinical trials does not mean that later clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results.

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

Although we commenced a Phase II clinical trial for MS1819-SD in late-2018, and currently anticipate completing the preclinical work necessary to file an IND for AZX1101 by the end of 2019, the commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●
obtaining regulatory clearance to commence a clinical trial;

●
identifying, recruiting and training suitable clinical investigators;

●
reaching agreement on acceptable terms with prospective clinical research organizations (“ CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

●
obtaining sufficient quantities of a product candidate for use in clinical trials;

●
obtaining Investigator Review Board (“ IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;

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

Because we license some of our product candidates from third parties, any dispute with our licensors or non-performance by us or by our licensors may adversely affect our ability to develop and commercialize the applicable product candidates.

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

The proprietary yeast strain used to manufacture MS1819-SD API is located in a storage facility maintained by Charles River Laboratories in Malvern, Pennsylvania, and such manufacturing is conducted by DSM Capua SPA in Italy. We are completely dependent on these third parties for product supply and our MS1819-SD development programs would be adversely affected by a significant interruption in our ability to receive such materials. Furthermore, our third-party suppliers will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable regulatory authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third-party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We use CROs to conduct our planned clinical trials and will rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. Our CROs, investigators and other third parties will play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. Although we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to the testing and use of our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

If we fail to attract and retain key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We are dependent on our management team and clinical development personnel and our success will depend on their continued service, as well as our ability to attract and retain highly qualified personnel. In particular, the continued service of our senior management team, including Johan M. (Thijs) Spoor, our President and Chief Executive Officer, Maged Shenouda, our Chief Financial Officer, and James Pennington, our Chief Medical Officer, is critical to our success. The market for the services of qualified personnel in the pharmaceutical industry is highly competitive. The loss of service of any member of our senior management team or key personnel could prevent, impair or delay the implementation of our business plan, the successful conduct and completion of our planned clinical trials and the commercialization of any product candidates that we may successfully develop. We do not carry key man insurance for any member of our senior management team.

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

The potential pricing and reimbursement environment for our drug product candidates and any future products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities.

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

●
the U.S. federal Health Insurance Portability and Accountability Act (“ HIPAA”), which prohibits, among other things, executing a scheme to defraud healthcare programs;

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

As of December 31, 2018, we had twelve employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We are a company in the development stage and our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have generated operating losses since our inception, including losses of approximately $13,534,000 and $11,096,000 for the years ended December 31, 2018 and 2017, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We have incurred significant operating losses and negative cash flows from operations since inception, had working capital at December 31, 2018 of approximately $1,804,000 and had an accumulated deficit at December 31, 2018 of approximately $47,517,000. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities, in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, curtail or eliminate one or more of our research and development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. During the years ended December 31, 2018 and 2017, we incurred research and development expenses of approximately $4,986,000 and $2,395,000, respectively. We expect to continue to spend substantial amounts on product development, including conducting clinical trials for our product candidates and purchasing clinical trial materials from our suppliers. We will require substantial additional funds to support our continued research and development activities, as well as the anticipated costs of preclinical studies and clinical trials, regulatory approvals and potential commercialization. We could spend our available financial resources much faster than we currently expect.

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

We have certain convertible promissory notes outstanding, in the total amount, including accrued interest, of $2,000,000. If we are unable to pay the convertible promissory notes when due, or otherwise restructure the convertible promissory notes, we will be in default.

Subsequent to the year ended December 31, 2018, in February 2019, we issued two convertible promissory notes in the aggregate principal amount of $2,000,000. The two convertible promissory notes are due on the earlier to occur of (i) the tenth business day following the receipt by ABS of the 2019 Tax Credit and 2020 Tax Credit, respectively, or (ii) December 31, 2019 and December 31, 2020, respectively. In the event we do not have the cash resources to pay the convertible promissory notes when due, such notes will be in default. As a result, our business, financial condition and future prospects could be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our executive offices are located in approximately 687 square feet of office space at 760 Parkside Avenue, Downstate Biotechnology Incubator, Suite 304, Brooklyn, NY 11226 that we occupy under a lease expiring on December 31, 2019 with the option for multiple year renewals. We have an additional administrative office located at 33 Plymouth Street, Suite 101, Montclair NJ 07042 that we occupy under a lease expiring on December 31, 2020 with the option for a 2-year renewal. Our U.S. research and development offices are located in approximately 1,990 square feet of office space at 22320 Foothill Boulevard, Suite 200, Hayward, CA 94541 that we occupy under a lease expiring on May 31, 2020. The operations of AzurRx SAS are conducted at approximately 4,520 square feet of office space located at 290 chemin de Saint Dionisy, Jardin des Entreprises, 30980 Langlade, France, that we occupy under a nine-year lease expiring in December 24, 2020.

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

Holders

At April 1, 2019, there were 17,762,027 shares of our common stock issued and outstanding and approximately 108 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	994,000	$3.58	471,764

Equity compensation plans not approved by security holders	-	-	-

Total	994,000	$3.58	471,764

Transfer Agent

The transfer agent for our common stock is Colonial Stock Transfer, 66 Exchange Place, 1st Floor, Salt Lake City, Utah 84111, Tel: (801) 355-5740.

Unregistered Sales of Equity Securities

As disclosed under “Recent Developments- Asset Purchase Agreement with Mayoly” above, on March 27, 2019, we entered into the Mayoly APA pursuant to which we purchased all rights, interest and title to and in MS1819-SD. As partial consideration for this purchase, we issued to Mayoly an aggregate total of 775,931 unregistered shares of our common stock, of which 400,481 shares were issued to Mayoly on March 27, 2019 and the remaining 375,450 shares are currently being held in escrow and will be released to Mayoly in the following installments: (i) 200,240 shares will be released on December 31, 2019 and (ii) 175,210 shares will be released on December 31, 2020.

The issuance of the shares of common stock by the Company to Mayoly was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act. The shares have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, valuation of financial instruments and intangible assets, fair value of long-lived assets and contingent consideration, deferred taxes and valuation allowance, and the depreciable lives of long-lived assets.

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

Intangible Assets

Our definite-lived intangible assets had a carrying value of approximately $570,000 and $1,346,000, at December 31, 2018 and 2017, respectively. These assets include in-process research and development and license agreements. These intangible assets were recorded at historical cost and are stated net of accumulated amortization.

The in-process research and development and licenses are amortized over their remaining estimated useful lives, ranging from 5 to 12 years, based on the straight-line method. The estimated useful lives directly impact the amount of amortization expense recorded for these assets on a quarterly and annual basis.

In addition, we test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. Judgment is used in determining when these events and circumstances arise. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss. No events or circumstances arose in the years ended December 31, 2018 and 2017 that would indicate that the carrying value of any of our definite-lived intangible assets may not be recoverable.

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

The carrying value of goodwill at December 31, 2018 and 2017 was approximately $1,925,000 and $2,016,000, respectively. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

General

To date, we have not generated any revenue from operations, and at December 31, 2018, we had an accumulated deficit of approximately $47,517,000, primarily as a result of research and development (“R&D”) expense and general and administrative (“G&A”) expense. Although in the future we may generate revenue from a variety of sources, including license fees, research and development payments in connection with strategic partnerships and/or government grants, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues or net income.

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

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2018, we had cash of approximately $1,114,000, working capital of approximately $1,804,000, and had sustained cumulative losses attributable to common stockholders of approximately $47,517,000. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

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

During the quarter ended June 30, 2017, we issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to Lincoln Park Capital Fund, LLC (“LPC”), resulting in gross proceeds of $1.0 million (the “Debenture Offering”). We incurred total expense in connection with the consummation of the Debenture Offering of approximately $85,000, resulting in net offering proceeds of $915,000. The Debenture was repaid in full in July 2018. In addition, in June and July of 2017 we issued Units resulting in net offering proceeds of approximately $4,645,000 and in January 2018 we received proceeds of $2,239,617 from the exercise of the Reprice Warrants.

On May 3, 2018, we completed the May 2018 Public Offering, an underwritten, public offering of 4,160,000 shares of our common stock at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million with associated expenses of approximately $800,000. The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, legal fees, and other offering expenses payable by the Company, the Company received net proceeds of approximately $9.6 million.

On February 14, 2019, we sold and issued two Senior Convertible Notes to ADEC, resulting in gross proceeds to the Company of $2.0 million.

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

Cash Flows for the Years Ended December 31, 2018 and 2017

Net cash used in operating activities for the year ended December 31, 2018 was $10,869,320, which primarily reflected our net loss of $13,533,617 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $798,446, non-cash fair value adjustment of the contingent consideration of $210,000, non-cash stock-based compensation of $1,441,475, non-cash restricted stock granted to employees and directors of $1,038,822, non-cash restricted stock granted/accrued to consultants of $360,771, non-cash debt discount - warrants on a 12% Senior Secured Original Issue Discount Convertible Debenture issued to LPC in April 2017 of $97,837, and a non-cash warrant modification expense of $428,748. Changes in assets and liabilities are due to an increase in other receivables of $2,187,903 due primarily to the French R&D tax credit normally received in the following year not yet received for 2017 and to increased billings to Mayoly, an increase in prepaid expense of $243,330 due primarily to an increase in D&O insurance and the addition of insurance for upcoming clinical trials, an increase in deposits of $15,001 due to a new office space lease for the startup of U.S. R&D, and a decrease in interest payable of $7,192, offset by an increase in accounts payable and accrued expense of $741,624 due primarily to increased R&D expenses.

Net cash used in operating activities for the year ended December 31, 2017 was $7,184,638, which primarily reflected our net loss of $11,096,383 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $753,998, non-cash fair value adjustment of the contingent consideration of $140,000, non-cash stock-based compensation of $609,369, non-cash restricted stock granted to consultants, employees, and directors of $869,017, non-cash warrant expense of $538,945, accreted interest on OID convertible debt of $104,328, a beneficial conversion feature of OID convertible debt of $395,589, and accreted interest on debt discount - warrants of $280,834, non-cash stock granted for OID Debt maturity extension of $90,300, and a non-cash warrant modification expense of $397,570. Changes in assets and liabilities are due to an increase in prepaid expenses of $43,491 and a decrease in accounts payable and accrued expenses of $233,777.

Net cash used in investing activities for the year ended December 31, 2018 was $305,573, which consisted of the cash portion of the purchase of Protea assets from bankruptcy of $250,000 and the purchase of property and equipment of $55,473. Net cash used in investing activities for the year ended December 31, 2017 was $32,168, which and $286,203 consisted of the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2018 was $11,712,128, which consisted of $2,324,742 from the issuance of common stock in connection with the exercise of certain repriced warrants in January 2018, $9,578,063 from the sale of common stock offered in our public offering in May 2018, $286,203 from the proceeds of the issuance of a note payable offset by repayments of convertible debt of $286,529 and repayment of a note payable of $190,351.

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

Consolidated Results of Operations for the Years Ended December 31, 2018 and 2017

We have not yet achieved revenue-generating status from any of our product candidates or technologies. Since inception, we have devoted substantially all of our time and efforts to developing our principal product candidates, consisting of AZX1101, AZX1103 and MS1819-SD.  As a result, we did not have any revenue during the years ended December 31, 2018 or 2017.

R&D expense was $4,985,553 for the year ended December 31, 2018, as compared to $2,395,478 for the year ended December 31, 2017, an increase of $2,590,075. The increase in R&D expense for the year ended December 31, 2018 as compared to the same period in 2017 is primarily due to patient enrollment thresholds having been met, thus triggering milestone-based payments for the ongoing Phase II study of MS1819-SD in chronic pancreatitis, the production of new batches of material for both the MS1819-SD program and the b-lactamase program, and the startup of an R&D function in the U.S. We expect R&D expense to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

G&A expense was $8,236,218 for the year ended December 31, 2018, as compared to $7,685,706 for the year ended December 31, 2017, an increase of $550,512. The increase for the year ended December 31, 2018 as compared to the same period in 2017 was due primarily to an increase in non-cash restricted stock, stock-based compensation, and warrants granted accumulating to $581,327 due primarily to achieving certain milestones related to such grants, an increase in compensation of $390,644 due to the addition of a Chief Financial Officer as well as increased bonuses in 2018, offset by a decrease in legal and other professional fees of $455,898 due to less usage of these services in 2018. We expect G&A expense to increase going forward in anticipation of the commercialization of our product candidates.

Fair value adjustment of our contingent consideration was $210,000 and $140,000, respectively, for the years ended December 31, 2018 and 2017. The difference in fair value adjustments in year ended December 31, 2018 as compared to the same period in 2017 is due primarily to increased risk-free and corporate bond rates, a greater probability of achieving success due to the completion of the Phase IIa study of MS1819-SD, and getting closer to the time of expected royalty payments.

Interest expense for the year ended December 31, 2018 was $101,846 as compared to $875,199 for the year ended December 31, 2017. The lower interest expense is due to having lower amounts of the LPC Debenture outstanding during 2018 as compared to 2017.

Net loss was $13,533,617 and $11,096,383, respectively, for the years ended December 31, 2018 and 2017. The change in net loss for the year ended December 31, 2018 compared to the same period in 2017 is due to the changes in expense as noted above.

Off-Balance Sheet Items

The following table summarizes our contractual obligations over the periods indicated, as well as our total contractual obligations:

Contractual Obligation	Total	2019	2020	2021	2022	2023
Operating Leases	$354,387	$201,370	$153,017	$-	$-	$-

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from our definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2019.

PART IV
ITEM 15. EXHIBITS

Exhibit No.	Description

1.1	Form of Underwriting Agreement (Incorporated by reference from Exhibit 1.1 filed with Amendment No 1. to Registration Statement on Form S-1, filed July 29, 2016).
1.2	Underwriting Agreement (Incorporated by reference from Exhibit 1.1 filed with Current Report on Form 8-K, filed May 4, 2018).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.1 filed with Registration Statement on Form S-1, filed July 13, 2016).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 filed with Registration Statement on Form S-1, filed July 13, 2016).
4.1	Form of Common Stock Certificate (Incorporated by reference from Exhibit 4.1 filed with Amendment No 1. to Registration Statement on Form S-1, filed July 29, 2016).
4.2	Form of Investor Warrant (Incorporated by reference from Exhibit 4.2 filed with Registration Statement on Form S-1, filed July 13, 2016).
4.3	Form of Underwriter Warrant (Incorporated by reference from Exhibit 4.3 filed with Amendment No 1. to Registration Statement on Form S-1, filed July 29, 2016).
4.4	Form of Underwriter Warrant (Incorporated by reference from Exhibit 4.1 filed with Current Report on Form 8-K, filed May 4, 2018).
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
10.18
Asset Sale and Purchase Agreement, dated December 7, 2018, by and between Protea Biosciences Group, Inc., Protea Biosciences, Inc. and AzurRx Biopharma, Inc. (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed December 13, 2018).

10.19	Note Purchase Agreement, dated February 14, 2019 (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed February 20, 2019).
10.20	Senior Convertible Note A, dated February 14, 2019 (Incorporated by reference from Exhibit 10.2 filed with Current Report on Form 8-K, filed February 20, 2019).
10.21	Senior Convertible Note B, dated February 14, 2019 (Incorporated by reference from Exhibit 10.3 filed with Current Report on Form 8-K, filed February 20, 2019).
10.22	Pledge Agreement, dated February 14, 2019 (Incorporated by reference from Exhibit 10.4 filed with Current Report on Form 8-K, filed February 20, 2019).
10.23	Warrant Amendment, dated February 14, 2019 (Incorporated by reference from Exhibit 10.5 filed with Current Report on Form 8-K, filed February 20, 2019).
10.24	Registration Rights Agreement, dated February 14, 2019 (Incorporated by reference from Exhibit 10.6 filed with Current Report on Form 8-K, filed February 20, 2019).
10.25#	Asset Purchase Agreement, by and between AzurRx BioPharma, Inc., AzurRx BioPharma SAS and Laboratoires Mayoly Spindler SAS, dated March 27, 2019, filed herewith.
10.26#	Patent License Agreement, by and between AzurRx BioPharma, Inc. and Laboratoires Mayoly Spindler SAS, dated March 27, 2019, filed herewith.
14.1
Code of Ethics of AzurRx BioPharma, Inc. Applicable To Directors, Officers And Employees (Incorporated by reference from Exhibit 14.1 filed with Registration Statement on Form S-1, filed July 13, 2016).

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 filed with Registration Statement on Form S-1, filed July 13, 2016).
23	Consent of Mazars USA LLP, dated April 1, 2019, filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+
Confidential treatment has been granted with respect to portions of this exhibit.
#
Certain portions of this exhibit (indicated by “[*****]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

AZURRX BIOPHARMA, INC.
April 1, 2019	By: /s/ Johan M. (Thijs) Spoor Name: Johan M. (Thijs) Spoor Title: President and Chief Executive Officer By: /s/ Maged Shenouda Name: Maged Shenouda Title: Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Johan M. (Thijs) Spoor	President, Chief Executive Officer and Director	April 1, 2019
Johan M. (Thijs) Spoor	(principal executive officer)

/s/ Maged Shenouda	Chief Financial Officer and Director	April 1, 2019
Maged Shenouda	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Chairman of the Board of Directors	April 1, 2019
Edward J. Borkowski

/s/ Alastair Riddell	Director	April 1, 2019
Alastair Riddell

/s/ Charles Casamento	Director	April 1, 2019
Charles Casamento

/s/ Vern Lee Schramm	Director	April 1, 2019
Vern Lee Schramm

AzurRx BioPharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AzurRx BioPharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AzurRx BioPharma, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $47,517,046 at December 31, 2018. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
April 1, 2019

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets

	12/31/18	12/31/17
ASSETS

Current Assets:
Cash	$1,114,343	$573,471
Other receivables	3,172,676	1,104,134
Prepaid expenses	512,982	274,963
Total Current Assets	4,800,001	1,952,568

Property, equipment, and leasehold improvements, net	128,854	133,987

Other Assets:
In process research & development, net	258,929	307,591
License agreements, net	311,548	1,038,364
Goodwill	1,924,830	2,016,240
Deposits	45,233	30,918
Total Other Assets	2,540,540	3,393,113
Total Assets	$7,469,395	$5,479,668

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,070,396	$1,187,234
Accounts payable and accrued expenses - related party	670,095	868,105
Note payable	255,032	159,180
Convertible debt	-	257,365
Interest payable	-	7,192
Total Current Liabilities	2,995,523	2,479,076

Contingent consideration	-	1,340,000
Total Liabilities	2,995,523	3,819,076

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2018 and 2017; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 17,704,925 and 12,042,574 shares issued and outstanding, respectively, at December 31, 2018 and 2017	1,771	1,205
Additional paid in capital	53,139,259	37,669,601
Subscriptions receivable	-	(1,071,070)
Accumulated deficit	(47,517,046)	(33,983,429)
Accumulated other comprehensive loss	(1,150,112)	(955,715)
Total Stockholders' Equity	4,473,872	1,660,592
Total Liabilities and Stockholders' Equity	$7,469,395	$5,479,668

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended 12/31/18	Year Ended 12/31/17

Research and development expenses	$4,985,553	$2,395,478
General & administrative expenses	8,236,218	7,685,706
Fair value adjustment, contingent consideration	210,000	140,000

Loss from operations	(13,431,771)	(10,221,184)

Other:
Interest expense	(101,846)	(875,199)
Total other	(101,846)	(875,199)

Net loss	(13,533,617)	(11,096,383)

Other comprehensive loss (gain):
Foreign currency translation adjustment	(194,397)	506,160
Total comprehensive loss	$(13,728,014)	$(10,590,223)

Basic and diluted weighted average shares outstanding	15,439,310	10,628,835

Loss per share - basic and diluted	$(0.88)	$(1.04)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Convertible				Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total
Balance, January 1, 2017	-	$-	9,631,088	$963	$27,560,960	$-	$(22,887,046)	$(1,461,875)	3,213,002

Common stock issued in private placement			1,542,858	154	5,009,071				5,009,225
Stock-based compensation					609,369				609,369
Restricted stock granted to employees/directors			115,000	12	487,290				487,302
Restricted stock granted to consultants			105,944	11	381,704				381,715
Warrants issued to consultants					538,945				538,945
Warrants issued in association with convertible debt issuances					410,672				410,672
Beneficial conversion feature on convertible debt issuances					395,589				395,589
Convertible debt converted into common stock			189,256	19	717,107				717,126
Common stock issued for convertible debt extension			30,000	3	90,297				90,300
Warrant modification					397,570				397,570
Common stock subscribed			428,428	43	1,071,027				1,071,070
Subscriptions receivable						(1,071,070)			(1,071,070)
Foreign currency translation adjustment								506,160	506,160
Net loss							(11,096,383)		(11,096,383)
Balance, December 31, 2017	-	$-	12,042,574	$1,205	$37,669,601	$(1,071,070)	$(33,983,429)	$(955,715)	$1,660,592

Common stock issued from public offering			4,160,000	416	9,577,647				9,578,063
Common stock issued to consultants			118,818	12	360,759				360,771
Common stock issued for warrant exercises			503,070	49	1,253,623	1,071,070			2,324,742
Common stock issued for purchase of Protea assets from bankruptcy			734,463	74	1,299,926				1,300,000
Stock-based compensation					1,441,475				1,441,475
Restricted stock granted to employees/directors			120,000	12	1,038,810				1,038,822
Convertible debt converted into common stock			26,000	3	68,670				68,673
Warrant modification					428,748				428,748
Foreign currency translation adjustment								(194,397)	(194,397)
Net loss							(13,533,617)		(13,533,617)
Balance, December 31, 2018	-	$-	17,704,925	$1,771	$53,139,259	$-	$(47,517,046)	$(1,150,112)	$4,473,872

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows

	Year Ended 12/31/18	Year Ended 12/31/17
Cash flows from operating activities:
Net loss	$(13,533,617)	$(11,096,383)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	61,909	49,520
Amortization	736,537	704,478
Fair value adjustment, warrants	-	-
Fair value adjustment, contingent consideration	210,000	140,000
Stock-based compensation	1,441,475	609,369
Restricted stock granted to employees/directors	1,038,822	487,302
Restricted stock granted to consultants	360,771	381,715
Warrants issued to consultants	-	538,945
Accreted interest on convertible debt	-	104,328
Convertible debt beneficial conversion feature	-	395,589
Accreted interest on debt discount - warrants	97,837	280,834
Common stock issued for convertible debt extension	-	90,300
Warrant modification	428,748	397,570
Changes in assets and liabilities:
Other receivables	(2,187,903)	3,438
Prepaid expenses	(243,330)	(43,491)
Deposits	(15,001)	5,625
Accounts payable and accrued expenses	741,624	(233,777)
Interest payable	(7,192)	-
Net cash used in operating activities	(10,869,320)	(7,184,638)

Cash flows from investing activities:
Purchase of property and equipment	(55,473)	(32,168)
Purchase of Protea assets from bankruptcy	(250,000)	-
Net cash used in investing activities	(305,473)	(32,168)

Cash flows from financing activities:
Net proceeds from common stock issued for warrant exercises	2,324,742	-
Net proceeds from issuances of common stock and warrants	9,578,063	5,009,225
Proceeds of note payable	286,203	296,338
Repayments of note payable	(190,351)	(292,345)
Issuances of convertible debt	-	1,000,000
Repayments of convertible debt	(286,529)	-
Net cash provided by financing activities	11,712,128	6,013,218

(Decrease) Increase in cash	537,335	(1,203,588)

Effect of exchange rate changes on cash	3,537	3,534

Cash, beginning balance	573,471	1,773,525

Cash, ending balance	$1,114,343	$573,471

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,010	$4,148

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of convertible debt into common stock	$-	$717,126

Common stock issued for purchase of Protea assets
from bankruptcy that extinguished contingent consideration	$1,300,000	$-

See accompanying notes to consolidated financial statements

Note 1 - The Company and Basis of Presentation

The Company

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France. AzurRx and its wholly-owned subsidiary, AzurRx SAS (“ABS”), are collectively referred to as the “Company.”

The Company is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. The Company’s current product pipeline consists of two therapeutic proteins under development:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. In June 2018, the Company completed an open-label, dose escalation Phase IIa trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 CP patients with EPI were enrolled in the study and final data showed a strong safety and efficacy profile. Although the study was not powered for efficacy, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. Favorable trends were also observed on other evaluated endpoints, including the Bristol stool scale, number of daily evacuations and stool weight, which were consistent with the CFA results. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results. In October 2018, the U.S. Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug (“IND”) application for MS1819-SD in patients with EPI due to CF. In connection with the FDA’s clearance of the IND, in the fourth quarter of 2018 the Company initiated a multi-center Phase II study in the United States and Europe, which the Company expects will include approximately 30 patients and conclude in 2019.

B-Lactamase Program

The Company’s b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, the Company has two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules. AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity, with degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, the Company is focused on advancing pre-clinical development of AZX1103 and expects to work towards filing of an IND for AZX1103 with the FDA. The Company is currently assessing its plans for the continuation of the development of AZX1101.

Recent Developments

Public Offering of Common Stock

On May 3, 2018, the Company completed an underwritten, public offering of 4,160,000 shares of its common stock at a public offering price per share of $2.50, resulting in gross proceeds of $10.4 million (the “May 2018 Public Offering”) with associated expenses of approximately $800,000. The May 2018 Public Offering was completed pursuant to the terms of an underwriting agreement executed by the Company and Oppenheimer & Co. Inc. (“Oppenheimer”) on May 1, 2018. After deducting the underwriting discount paid to Oppenheimer, legal fees, and other offering expenses payable by us, we received net proceeds of approximately $9.6 million.

In addition to the underwriting discount received by Oppenheimer, the Company also issued unregistered warrants to Oppenheimer to purchase up to 208,000 shares of the Company’s common stock (the “Underwriter Warrants”). The Underwriter Warrants, valued at $349,232, became exercisable six months from the date of issuance, expire on May 1, 2023 and have an exercise price of $2.55 per share. As a result of certain investors participating in the Offering, the Company also paid a financial advisory fee to Alexander Capital, LP, consisting of a cash payment of approximately $104,000 and the issuance of warrants valued at $67,194, substantially similar to the Underwriter Warrants, to purchase up to 36,400 shares of the Company’s common stock at an exercise price of $2.75 per share.

Update and Completion of the Phase IIa Trial of MS1819-SD and Launch of the Phase II OPTION Study

On June 29, 2018, the Company announced the successful completion of its Phase IIa trial of MS1819-SD, and on September 24, 2018, the Company announced, in partnership with Mayoly Spindler, a European pharmaceutical company ("Mayoly"), that, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. A total of 11 CP patients with EPI were enrolled in the study and final data showed a strong safety and efficacy profile. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA. Favorable trends were also observed on other evaluated endpoints, including Bristol stool scale, number of daily evacuations and weight of stool, and these were consistent with the CFA results.

On October 16, 2018, the Company announced that the FDA cleared its IND application for MS1819-SD in patients with EPI due to CF. In connection with the FDA’s clearance of the IND, in the fourth quarter of 2018 the Company initiated a multi-center Phase II OPTION study that was subject to the IND in the United States and Europe, which the Company expects will include approximately 30 patients and conclude in 2019. In addition, on November 1, 2018, the Company announced that its Phase II study protocol to investigate MS1819-SD in CF patients with EPI received positive sanction from the Therapeutics Development Network, a collaborative network of CF clinical trial specialists supported by the Cystic Fibrosis Foundation.

On February 20, 2019, the Company announced that it has dosed the first patients in its Phase II OPTION.

Protea Asset Sale and Purchase Agreement

On December 7, 2018, the Company entered into an asset sale and purchase agreement (the “Protea Purchase Agreement”) with Protea Biosciences Group, Inc. and its wholly owned subsidiary, Protea Biosciences, Inc. (“Protea”), pursuant to which the Company agreed to purchase the rights to any milestone payments, royalty payments, and contingent consideration due from the Company to Protea now or in the future, arising from the Stock Purchase and Sale Agreement previously entered into between us and the Protea (the “Purchased Assets”).

Protea previously filed for Chapter 11 protection under the United States Bankruptcy Code on December 1, 2017. On November 27, 2018, the Company participated in a bankruptcy auction for the Purchased Assets and the Company was chosen as the successful bidder at the conclusion of the auction. On December 10, 2018, the transaction was approved by the United States bankruptcy court.

On December 14, 2018 (the “Closing Date”), the Company closed the transactions contemplated by the Protea Purchase Agreement. In accordance with the terms of the Protea Purchase Agreement, the Company acquired the Purchased Assets from Protea for an aggregate purchase price of $1,550,000 (the “Purchase Price”). The Company paid $250,000 of the Purchase Price in cash and the remaining $1,300,000 was paid by the issuance of shares of its common stock at a price of $1.77 per share, a price per share that was $0.01 higher than the closing price of its common stock on the Closing Date, as reported on the Nasdaq Capital Market, resulting in the issuance of 734,463 shares of the Company’s common stock to Protea.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements for the years ended December 31, 2018 and 2017 include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx SAS. Intercompany transactions and balances have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had working capital at December 31, 2018 of approximately $1,804,000, and had an accumulated deficit of approximately $47,517,000 at December 31, 2018. The Company is dependent on obtaining, and continues to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue operations. Without adequate funding, the Company may not be able to meet its obligations. Management believes these conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally-insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At December 31, 2018 and 2017, the Company had approximately $754,261 and $78,859, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. At December 31, 2018 and 2017, there are no restrictions on the Company’s title of property, equipment, and leasehold improvements and no amounts have been pledged as security for liabilities.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through December 31, 2018.

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

Stock-Based Compensation
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan which took effect on May 12, 2014. The Company accounts for its stock-based compensation awards to employees and directors in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period.

Equity-Based Payments to Non-Employees
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services for nonemployees. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. As a result of the early adoption of this pronouncement, the Company measures these nonemployee awards at fair value on the grant date. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

Income Taxes
Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2018 and 2017, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

Impairment of Long-Lived Assets
The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2018.

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

Collaboration Agreements
As more fully discussed in Note 15, during the year ended December 31, 2018, the Company had joint research collaboration agreements with Laboratoires Mayoly Spindler SAS and INRA TRANSFERT. Any payments due from the Company’s collaboration partners are recorded as a reduction in research and development expenses.

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

In February 2016, the FASB issued an ASU which requires lessees to recognize lease assets and lease liabilities arising from operating leases on the balance sheet. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial statements. The Company believes that the most significant changes relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for office space and research facilities amounting to approximately $344,000.

Note 3 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

At December 31, 2017, the Company had Level 3 instruments consisting of contingent consideration in connection with the Protea Europe SAS acquisition, see Note 7.

The following tables summarize the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
At December 31, 2017:
Contingent consideration	$1,340,000	$-	$-	$1,340,000

The following table provides a reconciliation of the fair value of liabilities using Level 3 significant unobservable inputs:

Contingent
Consideration
Balance at December 31, 2016	$1,200,000
Change in fair value	140,000
Balance at December 31, 2017	1,340,000
Change in fair value	210,000
Purchase of Protea assets in bankruptcy	(1,550,000)
Balance at December 31, 2018	$-

The contingent consideration was valued by incorporating a series of Black-Scholes Option Pricing Models (“BSM”) into a discounted cash flow framework. Significant unobservable inputs used in this calculation at December 31, 2017 included projected net sales over a period of patent exclusivity of 7 year, discounted by (i) the Company’s weighted average cost of capital of 32.4%, (ii) the contractual hurdle amount of $100 million that replaces the strike price input in the traditional BSM, (iii) asset volatility of 83.1% that replaces the equity volatility in the traditional BSM, (iv) risk-free rates ranging from 1.8% to 2.4%, and (v) an option-adjusted spread of 0.6% that is applied to these payments to account for the payer’s risk and arrive at a fair value of the expected payment.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At December 31, 2018:
Cash	$1,114,343	$-	$1,114,343	$-	$1,114,343
Other receivables	$3,172,676	$-	$-	$3,172,676	$3,172,676
Note payable	$255,032	$-	$-	$255,032	$255,032

At December 31, 2017:
Cash	$573,471	$-	$573,471	$-	$573,471
Other receivables	$1,104,134	$-	$-	$1,104,134	$1,104,134
Note payable	$159,180	$-	$-	$159,180	$159,180
Convertible debt	$257,365	$-	$-	$387,201	$387,201

The fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received the following year and amounts due from Mayoly, see Note 15.

The fair value of note payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of convertible debt is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates, or the current interest rates of similar instruments.

Note 4 - Other Receivables

Other receivables consisted of the following:

	December 31,	December 31,
	2018	2017
R&D tax credits	$2,162,373	$954,897
Other	1,010,303	149,237
Total other receivables	$3,172,676	$1,104,134

The R&D tax credits are the 2017 and 2018 refundable tax credits for research conducted in France. Other consists primarily of amounts due from Mayoly, see Note 15, and non-income tax related items from French government entities.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	December 31,	December 31,
	2018	2017
Laboratory equipment	$190,406	$165,611
Computer equipment	75,417	44,364
Office equipment	37,262	36,334
Leasehold improvements	29,163	29,163
Total property, plant and equipment	332,248	275,472
Less accumulated depreciation	(203,394)	(141,485)
Property, plant and equipment, net	$128,854	$133,987

Depreciation expense for the years ended December 31, 2018 and 2017 was $61,909 and $49,250, respectively. Depreciation expense is included in general and administrative (“G&A”) expenses.

Note 6 - Intangible Assets and Goodwill

Intangible assets are as follows:

	December 31,	December 31,
	2018	2017
In process research and development	$416,600	$436,385
Less accumulated amortization	(157,671)	(128,794)
In process research and development, net	$258,929	$307,591

License agreements	$3,398,702	$3,560,107
Less accumulated amortization	(3,087,154)	(2,521,743)
License agreements, net	$311,548	$1,038,364

Amortization expense for the years ended December 31, 2018 and 2017 was $736,537 and $704,478, respectively.

As of December 31, 2018, amortization expense is expected to be as follows for the next five years:

2019	$346,264
2020	34,717
2021	34,717
2022	34,717
2023	34,717

Goodwill is as follows:

Goodwill
Balance at January 1, 2017	$1,767,550
Foreign currency translation	248,690
Balance at December 31, 2017	2,016,240
Foreign currency translation	(91,410)
Balance at December 31, 2018	$1,924,830

Note 7 - Contingent Consideration

On June 13, 2014, the Company completed a stock purchase agreement (the “SPA”) with Protea Biosciences Group, Inc. (“Protea Group”). Pursuant to the SPA, the Company was obligated to pay Protea certain contingent consideration in U.S. dollars upon the satisfaction of certain events, including (i) a onetime milestone payment of $2,000,000 due within (10) days of receipt of the first approval by the Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) or Biologic License Application (“BLA”) for a Business Product (as such term is defined in the SPA). (ii) royalty payments equal to 2.5% of net sales of Business Product up to $100,000,000 and 1.5% of net sales of Business Product in excess of $100,000,000, and (iii) 10% of the Transaction Value (as defined in the SPA) received in connection with a sale or transfer of the pharmaceutical development business of Protea Europe, see Note 3. On December 14, 2018, the Company purchased these assets from Protea Group out of bankruptcy for $1,550,000 consisting of $250,000 in cash and $1,300,000 in common stock, see Note 1. Accordingly, the contingent consideration was extinguished.

Note 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2018	2017
Trade payables	$1,532,110	$705,041
Accrued expenses	285,061	262,200
Accrued payroll	253,225	219,993
Total accounts payable and accrued expenses	$2,070,396	$1,187,234

Note 9 - Note Payable

On December 14, 2018, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $286,203 that bears interest at an annual rate of 5.99%. Monthly payments, including principal and interest, are $32,599 per month. The balance due under this financing agreement at December 31, 2018 was $255,032.

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

For the year ended December 31, 2018 and 2017, the Company recorded $97,837 and $871,051, respectively, of interest expense related to the amortization of the debt discount and beneficial conversion feature related to the warrant features of the Debenture.

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

Common Stock
At December 31, 2018 and 2017, the Company had 17,704,925 and 12,042,574, respectively, of shares of its common stock issued and outstanding.

Voting
Each holder of common stock has one vote for each share held.

Stock Option Plan
The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. The 2014 Plan permits the Company to award stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights to the Company’s officers, employees, directors, consultants and advisers. The maximum number of shares of common stock that may be issued pursuant to awards under the 2014 Plan is ten percent (10%) of the issued and outstanding shares of the Company’s common stock on an “as converted” basis on a rolling basis. The “as converted” shares include all shares of the Company’s common stock and all shares of the Company’s common stock issuable upon the conversion of outstanding preferred stock and other convertible securities, but do not include any shares of common stock issuable upon the exercise of options and other convertible securities issued pursuant to the Plan. During the years ended December 31, 2018 and 2017, the Company granted 539,000 and 545,000, respectively, of stock options under the 2014 Plan, see Note 13.

Series A Convertible Preferred Stock
Pursuant to the SPA with the Protea Group, on June 13, 2014, the Company issued 100 shares of Series A Convertible Preferred Stock (“Series A Preferred”). At December 31, 2018 and 2017, there were no Series A Preferred outstanding and all terms of the Series A Preferred are still in effect.

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

Liquidation
The holders of the Series A Preferred shall be entitled to receive, before and in preference to, any distribution of any assets of the Company to the holders of common stock, an amount equal to $0.0001 per share, plus any declared but unpaid dividends. The liquidation preference as of December 31, 2018 and 2017 approximates par value.

Conversion
The Series A Preferred was convertible into 33% of the issued and outstanding shares of common stock on a fully diluted basis, assuming the conversion, exercise, or exchange for shares of common stock of all convertible securities issued and outstanding immediately prior to such conversion, including the Series A Preferred stock, all outstanding warrants and options, and all outstanding convertible debt, notes, debentures, or any other securities which are convertible, exercisable, or exchangeable for shares of common stock. The Series A Preferred was convertible at the holder’s option any time commencing on the one-year anniversary of the initial issuance date. The Series A Preferred was subject to mandatory conversion at any time commencing on the one-year anniversary of the initial issuance date upon the vote or written consent by the holders of a majority of the Series A Preferred then outstanding or upon the occurrence of certain triggering events, including a public offering coupled with an equity-linked financing with an offering price that values the Company prior to consummation of such financing at not less than $12,000,000 and the aggregate gross proceeds to the Company (before deduction of underwriting discounts and registration expenses) are not less than $6,000,000. On November 11, 2015, the Company and the Protea Group agreed that the Series A Preferred would be convertible into 2,439,365 shares of common stock. During the year ended December 31, 2016, Protea Group converted 71 shares of Series A Preferred into 1,731,949 shares of common stock. As of December 31, 2016, all Series A Preferred has been converted into common stock.

Beneficial Conversion
The Series A Preferred was recorded at fair value when issued under purchase accounting for the purchase of the Company’s French subsidiary. As such, there was no intrinsic value that would result in a beneficial conversion feature at date of issuance. The Series A Preferred was voluntarily converted and there was no associated beneficial conversion.

Restricted Stock
During the year ended December 31, 2018, 494,067 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $1,445,311. During the year ended December 31, 2018, 5,000 shares of restricted common stock granted or accrued to employees and consultants were canceled with a total value of $15,200. During the year ended December 31, 2018, 435,235 restricted shares of common stock vested with a value of $1,399,593. 120,000 of these shares with a value of $306,300 were issued and vested to the Company’s directors as a part of Board compensation. During the year ended December 31, 2018, 25,000 of these shares valued at $106,250 vested due to the Company completing a Phase IIa clinical trial for MS1819-SD. During the year ended December 31, 2018, 133,833 of these shares valued at $497,602 vested due to the acceptance by the FDA of the Company’s IND application for MS1819-SD. The restricted common stock granted in the year ended December 31, 2018 have vesting terms ranging from immediately to three years or based on the Company achieving certain milestones as set forth below.

During the year ended December 31, 2017, 405,944 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $1,582,915. During the year ended December 31, 2017, 248,528 restricted shares of common stock vested with a value of $951,217 of which an aggregate of 115,000 shares with a value of $460,000 have been issued to the Company’s directors as a part of Board compensation.

As of December 31, 2018, the Company had unrecognized restricted common stock expense of $662,216. $382,028 of this unrecognized expense will be recognized over the average remaining vesting term of the restricted common stock of 2.24 years. $178,853 of this unrecognized expense vests upon the first CF patient doses with MS1819-SD anywhere in the world. $101,333 of this unrecognized expense vests upon the enrollment of the first 30 patients in a CF trial. Neither of these milestones are considered probable at December 31, 2018.

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

Note 12 - Warrants

Stock warrant transactions for the period January 1, 2017 through December 31, 2018 were as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2017	1,858,340	$4.76 - $7.37	$5.66

Granted during the period	2,205,080	$3.17 - $6.50	$5.02
Expired during the period	(263,607)	$4.00	$4.00
Exercised during the period	(428,428)	$2.50	$2.50
Warrants outstanding and exercisable at December 31, 2017	3,371,385	$3.17 - $7.37	$5.28

Warrants outstanding and exercisable at January 1, 2018	3,371,385	$3.17 - $7.37	$5.28

Granted during the period	244,400	$2.55 - $2.75	$2.58
Expired during the period	-	-	-
Exercised during the period	(503,070)	$2.50	$2.50
Warrants outstanding and exercisable at December 31, 2018	3,112,715	$2.55 - $7.37	$4.83

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$2.55 - $3.99	881,372	3.60
$4.00 - $4.99	196,632	3.01
$5.00 - $5.99	1,815,041	2.96
$6.00 - $6.99	187,750	2.76
$7.00 - $7.37	31,920	1.96
Total	3,112,715	3.12	$4.83

Certain Company warrants were expiring December 31, 2017. The Company offered the holders of these warrants the opportunity to exercise their warrants at a reduced strike price of $2.50, and if so elected, would also have the opportunity to exercise other warrants that they held at $2.50 and/or reprice other warrants that they continue to hold unexercised to $3.25. The offer, which was effective December 28, 2017, was for the repricing only and did not modify the life of the warrants. Warrant holders of approximately 428,000 shares exercised their warrants and had other warrants modified on approximately 226,000 shares, resulting in a charge of approximately $398,000 in December 2017. At December 31, 2017, the Company recorded stock subscriptions receivable and common stock subscribed in the amount of $1,071,070 which are netted against each other within equity.

In addition, in January 2018, the Company offered other warrant holders the opportunity to exercise their warrants at a reduced strike price of $2.50, and if so elected, would also have the opportunity to reprice other warrants that they continued to hold unexercised to $3.25. The offer, which was effective January 12, 2018, was for the repricing only and did not modify the life of the warrants. Warrant holders of approximately 503,000 shares exercised their warrants and had other warrants modified on approximately 197,000 shares, which resulted in a charge of approximately $429,000 in January 2018.

All cash proceeds on the exercise of the warrants and related stock issuances occurred in January 2018 and amounted to approximately $2,300,000.

During the year ended December 31, 2018, 244,400 warrants were issued to investment bankers in association with the May 2018 Public Offering with a value of $416,426.

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

The weighted average fair value of warrants granted to non-employees during the years ended December 31, 2018 and 2017 was $1.70 and $2.16, respectively. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,	December 31,
	2018	2017
Expected life (in years)	5	5
Volatility	84%	73 - 90%
Risk-free interest rate	2.70%	1.82% - 2.05%
Dividend yield	-%	-%

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

During the year ended December 31, 2018, 539,000 stock options were granted with an exercise price of $3.04 and a term of five years. 600,750 options vested in the year ended December 31, 2018 having a fair value of $1,441,475. 88,750 of these shares valued at $219,913 vested due to the Company completing a Phase IIa clinical trial for MS1819-SD. 482,000 of these shares valued at $1,105,491 vested due to the FDA acceptance of the Company’s IND application for MS1819-SD. 90,000 stock options were canceled with exercise prices ranging from of $3.04 to $3.60. The weighted average fair value of stock options granted to employees during the year ended December 31, 2018 was $2.07.

During the year ended December 31, 2017, 545,000 stock options were granted with exercise prices ranging from $3.60 to $4.48 and lives ranging from five to ten years. 157,500 options vested in the year ended December 31, 2017 having a fair value of $609,369. The weighted average fair value of stock options granted to employees during the year ended December 31, 2017 was $2.96.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,	December 31,
	2018	2017
Expected life (in years)	5	5 - 10
Volatility	85%	71% - 90%
Risk-free interest rate	2.82%	1.78% - 2.48%
Dividend yield	-%	-%

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

Stock option activity under the 2014 Plan is as follows:

	Number	Average	Remaining Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2017	-	-

Granted during the period	545,000	$4.05	7.13	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at December 31, 2017	545,000	$4.05	7.13	$-

Exercisable at December 31, 2017	157,500	$4.48	9.10	$-

Non-vested stock options outstanding at January 1, 2017	-	-

Granted during the period	387,500	$3.89	6.39	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at December 31, 2017	387,500	$3.89	6.39	$-

Stock options outstanding at January 1, 2018	545,000	$4.05	7.13	$-

Granted during the period	539,000	$3.04	5.00	$-
Expired during the period	-	-
Canceled during the period	(90,000)	$3.26	4.41	$-
Exercised during the period	-	-
Stock options outstanding at December 31, 2018	994,000	$3.58	5.42	$-

Exercisable at December 31, 2018	749,500	$3.74	5.71	$-

Non-vested stock options outstanding at January 1, 2018	387,500	$3.89	6.39	$-

Granted during the period	539,000	$3.04	5.00	$-
Vested during the period	(600,750)	$3.50	5.00	$-
Expired during the period	-	-
Canceled during the period	(81,250)	$3.26	4.41	$-
Exercised during the period	-	-
Non-vested stock options outstanding at December 31, 2018	244,500	$3.05	4.53	$-

471,764 shares of common stock were available for future issuance under the 2014 Plan as of December 31, 2018.

As of December 31, 2018, the Company had unrecognized stock-based compensation expense of $511,335. $9,669 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 0.10 years. $501,666 of this unrecognized expense vests upon the first CF patient doses with MS1819-SD anywhere in the world. This milestone is not considered probable at December 31, 2018.

Note 14 - Interest Expense

During the years ended December 31, 2018 and 2017, the Company incurred $101,846 and $875,199, respectively, of interest expense. During the years ended December 31, 2018 and 2017, $97,837 and $871,051, respectively, of these amounts was in connection with the convertible notes issued by the Company in the form of accretion of original issue debt discount, amortization of debt discount related to the warrants, and beneficial conversion feature. During the years ended December 31, 2018 and 2017, the Company also incurred $4,010 and $4,148, respectively, of miscellaneous interest expense.

Note 15 - Agreements

Mayoly Agreement
On March 22, 2010, ProteaBio Europe SAS entered into a joint research and development agreement (the “JDLA”) with Laboratoires Mayoly Spindler SAS (“Mayoly”) with no consideration exchanged, pursuant to which Mayoly sublicensed certain of its exclusive rights to a genetically engineered yeast strain cell line on which MS1819-SD is based that derive from a Usage and Cross-Licensing Agreement dated February 2, 2006 (the “INRA Agreement”) between Mayoly and INRA TRANSFERT, a subsidiary of the National Institute for Agricultural Research (“INRA”) in charge of patent management acting for and on behalf of the National Centre of Scientific Research (“CNRS”) and INRA.

Effective January 1, 2014, ProteaBio Europe SAS entered into an amended and restated joint research and development agreement with Mayoly (the “Mayoly Agreement”) with no consideration exchanged, pursuant to which the ProteaBio Europe SAS acquired the exclusive right, with the right to sublicense, to commercialize human pharmaceuticals based on the MS1819-SD lipase within the following territories: U.S. and Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel. Rights to the following territories are held jointly with Mayoly: Brazil, Italy, Portugal, Spain, China and Japan. The Mayoly Agreement requires the ProteaBio Europe SAS to pay 70% of all development costs and requires each of the parties to use reasonable efforts to:

●
devote sufficient personnel and facilities required for the performance of its assigned tasks;
●
make available appropriately qualified personnel to supervise, analyze and report on the results obtained in the furtherance of the development program; and
●
deploy such scientific, technical, financial and other resources as is necessary to conduct the development program.

During the years ended December 31, 2018 and 2017, the Company was reimbursed $1,000,889 and $785,509, respectively, from Mayoly under the Mayoly Agreement.

The Mayoly Agreement grants the ProteaBio Europe SAS the right to cure any breach by Mayoly of its obligations under the INRA agreement. In connection with the acquisition of ProteaBio Europe, ProteaBio Europe SAS, with the consent of INRA and CNRS, assigned all of it rights, title and interest in and to the Mayoly Agreement to the AzurRx SAS.

The Mayoly Agreement includes a €1,000,000 payment due to Mayoly upon the U.S. FDA approval of MS1819-SD. At this time, based on management’s assessment of ASC Topic 450, Contingencies, the Company has not recorded any contingent liability related to this payment. See Note 21 - Subsequent Events for a description of the Asset Purchase Agreement executed by the Company and Mayoly in March 2019, which agreement terminated the JDLA.

INRA Agreement
In February 2006, Mayoly and INRA TRANSFERT, on behalf of INRA and CNRS, entered into a Usage and Cross-Licensing Agreement granting Mayoly exclusive worldwide rights to exploit Yarrowia lipolytica and other lipase proteins based on their patents for use in humans. The INRA Agreement provides for the payment by Mayoly of royalties on net sales, subject to Mayoly’s right to terminate such obligation upon the payment of a lump sum specified in the agreement. See Note 21 - Subsequent Events for a description of the Asset Purchase Agreement executed by the Company and Mayoly in March 2019, pursuant to which the INRA Agreement was transferred from us to Mayoly.

TransChem Sublicense
On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal, lung and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases. Amounts paid under this Sublicense Agreement during the years ended December 31, 2018 and 2017 are $136,880 and $226,880, respectively, and are included in R & D expense.

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

In addition, subject to any required consents from third parties, Mr. Spoor shall be granted 100,000 shares of restricted common stock, which are to be issued as follows: (i) 50,000 restricted shares upon the first commercial sale in the United States of MS1819-SD, and (ii) 50,000 restricted shares upon the total market capitalization of the Company exceeding $1 billion dollars for 20 consecutive trading days, in each case subject to the earlier determination of a majority of the board of directors. In the event of a Change of Control (as defined in the agreement), all of the restricted shares shall vest in full. The estimated fair value at the date of grant was $210,000 and this amount was expensed in 2016.

Subject to any required consents from third parties, Mr. Spoor shall also be entitled to 380,000 10-year stock options pursuant to the 2014 Plan, which options shall vest as follows so long as Mr. Spoor is serving as Chief Executive Officer or President at such time: (i) 100,000 of such stock options shall vest upon consummation of the IPO, (ii) 50,000 of such stock options shall vest upon the Company initiating a Phase II clinical trial in the United States for MS1819-SD (i.e., upon the first individual enrolled in the trial), (iii) 50,000 of such stock options shall vest upon the Company completing a Phase II clinical trial in the United States for MS1819-SD, (iv) 100,000 of such stock options shall vest upon the Company initiating a Phase III clinical trial in the United States for MS1819-SD, (v) 50,000 of such stock options shall vest upon the Company initiating a Phase I clinical trial in the United States for any product other than MS1819-SD, and (vi) 30,000 of such stock options shall vest upon the determination of a majority of the board of directors.

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

On September 29, 2017, Mr. Spoor was granted 100,000 shares of restricted common stock subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD, in satisfaction of the Company’s obligation to issue the additional 280,000 options to Mr. Spoor described above, with an estimated fair value at the grant date of $425,000. All of these shares vested and the $425,000 was expensed in 2018 due to the Company completing both milestones listed above in 2018.

On June 28, 2018, Mr. Spoor was granted 200,000 shares of restricted common stock subject to vesting conditions as follows: (i) 50% shall vest in three equal installments beginning one year from the date of issuance, and (ii) the remaining 50% shall vest as follows: one-third shall vest upon U.S. acceptance of IND for MS1819-SD, one-third upon the first dosing of a CF patient with MS1819-SD anywhere in the world, and the remaining one-third upon enrollment of the first 30 patients in a CF trial. These restricted shares had an estimated fair value at the grant date of $608,000 to be expensed when the above milestones are probable. 16,667 of these shares vested and $50,667 was expensed in 2018 due to being earned over time in 2018. 33,333 of these shares vested and $101,332 was expensed in 2018 due to the FDA acceptance of the Company’s IND application for MS1819-SD in 2018.

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

Maged Shenouda

On September 26, 2017, the Company entered into an employment agreement with Maged Shenouda, a member of the Company’s Board of Directors, pursuant to which Mr. Shenouda serves as the Company’s Chief Financial Officer. Mr. Shenouda’s employment agreement provides for the issuance of stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan. These options will vest as follows so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD. The option is exercisable for $4.39 per share and will expire on September 25, 2027. All of these shares vested and the $336,500 was expensed in 2018 due to the Company completing both milestones listed above in 2018.

On June 28, 2018, Mr. Shenouda was granted stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, subject to vesting conditions as follows: (i) 50% upon U.S. acceptance of an IND for MS1819-SD, and (ii) 50% upon the first CF patient doses with MS1819-SD anywhere in the world. These options had an estimated fair value at the grant date of $207,300 to be expensed when the above milestones are probable. 50,000 of these options vested and $103,650 was expensed in 2018 due to the FDA acceptance of the Company’s IND application for MS1819-SD in 2018.

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

On June 28, 2018, Mr. Pennington was granted stock options to purchase 75,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, subject to vesting conditions as follows: (i) 50% upon U.S. acceptance of an IND for MS1819-SD, and (ii) 50% upon the first CF patient doses with MS1819-SD anywhere in the world. These options had an estimated fair value at the grant date of $155,475 to be expensed when the above milestones are probable. 37,500 of these options vested and $77,738 was expensed in 2018 due to the FDA acceptance of the Company’s IND application for MS1819-SD in 2018.

Note 16 - Leases

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments. Rental expense, which is calculated on a straight-line basis, amounted to $147,051 and $123,735, respectively, in the years ended December 31, 2018 and 2017.

Minimum future annual rental payments are as follows:

2019	$201,370
2020	$153,017

Note 17 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At December 31, 2018 and 2017, the Company had no tax provision for either jurisdictions.

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

At December 31, 2018 and 2017, the Company had gross deferred tax assets of approximately $12,490,000 and $9,918,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $12,490,000 and $9,918,000, respectively, has been established at December 31, 2018 and 2017. The change in the valuation allowance in 2018 and 2017 was $2,572,000 and $2,043,000, respectively.

The significant components of the Company’s net deferred tax assets consisted of:

	December 31,	December 31,
	2018	2017
Gross deferred tax assets:
Net operating loss carry-forwards	$12,019,000	$8,848,000
Temporary differences:
Stock compensation	303,000	128,000
Accruals	124,000	913,000
Other	44,000	29,000
Deferred tax asset valuation allowance	(12,490,000)	(9,918,000)
Net deferred tax asset	$-	$-

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,	December 31,
	2018	2017
Income taxes benefit (expense) at statutory rate	21%	34%
State income tax	14%	11%
Non-deductible expenses	(6%)	(19%)
Change in valuation allowance	(29%)	(26%)
	0%	0%

At December 31, 2018, the Company has gross net operating loss (“NOL”) carry-forwards for U.S. federal and state income tax purposes of approximately $21,445,000 and $21,520,000, respectively. The NOL’s expire between the years 2034 and 2038. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At December 31, 2018 and 2017, the Company had approximately $15,406,000 and $12,374,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At December 31, 2018 and 2017, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

At December 31, 2018, diluted net loss per share did not include the effect of 3,112,715 shares of common stock issuable upon the exercise of outstanding warrants, 416,000 shares of restricted stock not yet issued, and 994,000 shares of common stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

At December 31, 2017, diluted net loss per share did not include the effect of 3,371,385 shares of common stock issuable upon the exercise of outstanding warrants, 545,000 shares of common stock issuable upon the exercise of outstanding options, 185,000 shares of restricted stock not yet issued, and 100,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be antidilutive during the periods prior to conversion.

Note 19 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and president, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at both December 31, 2018 and 2017 is $478,400 for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both December 31, 2018 and 2017 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

From October 1, 2015 through December 31, 2015, the Company used the services of Edward Borkowski, a member of the Company’s Board of Directors and Audit Committee Chair, as a financial consultant. Included in accounts payable at December 31, 2018 and 2017 is $0 and $90,000, respectively, for Mr. Borkowski’s services.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Expense recorded in G&A expense in the accompanying statements of operations related to Mr. Shenouda for the year ended December 31, 2017 was $80,000. Included in accounts payable at December 31, 2018 and 2017 is $50,000 and $70,000, respectively, for Mr. Shenouda’s services.

On February 3, 2017, the Board granted 30,000 options each to Messrs. Borkowksi and Shenouda, and Dr. Riddell, with a total value of $348,210 of which $116,073 and $222,469, respectively, vested and was charged to expense in the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company recorded cash Board fees of $35,000 each for Mr. Borkowski, Dr. Riddell, Mr. Charles Casamento and Dr. Vern Schramm. During the year ended December 31, 2017, the Company recorded Board fees of $35,000 for Mr. Borkowski and Dr. Riddell; $25,000 for Mr. Shenouda; $30,000 for Mr. Charles Casamento; and $8,750 for Dr. Vern Schramm.

During the year ended December 31, 2018, as part of Board compensation, the Company issued 30,000 shares of restricted common stock each to Mr. Borkowski, Dr. Riddell, Mr. Charles Casamento and Dr. Vern Schramm with a total value of $306,300 which was vested and charged to expense in the year ended December 31, 2018. During the year ended December 31, 2017, as part of Board compensation, the Company issued 30,000 shares of restricted common stock each to Messr. Borkowksi and Dr. Riddell; 22,500 shares of restricted common stock to Messr. Shenouda; 25,000 shares of restricted common stock to Mr. Casamento; and 7,500 shares to Dr. Schramm with a total value of $460,000 which was vested and charged to expense in the year ended December 31, 2017.

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

Employer contributions under this plan amounted to $40,901 and $23,207 for the years ended December 31, 2018 and 2017, respectively.

Note 21 – Subsequent Events

Private Note Offering

On February 14, 2019, the Company entered into a Note Purchase Agreement (the “NPA”) with ADEC Private Equity Investments, LLC (“ADEC”), pursuant to which the Company issued to ADEC two Senior Convertible Notes (“Note A” and “Note B,” respectively, each a “Note,” and together, the “Notes”), in the principal amount of $1.0 million per Note, resulting in gross proceeds to the Company of $2.0 million. ADEC is controlled by Burke Ross, a significant stockholder of the Company.

The Notes accrue interest at a rate of 10% per annum (the “Interest Rate”); provided, however, that in the event the Company elects to repay the full balance due under the terms of both Notes prior to December 31, 2019, then the interest rate will be reduced to 6% per annum. Interest is payable at the time all outstanding Principal Amounts owed under each Note is repaid. The Notes shall mature on the earlier to occur of (i) the tenth business day following the receipt by ABS of certain tax credits that the Company expects to receive prior to July 2019 in the case of Note A (the “2019 Tax Credit”) and July 2020 in the case of Note B (the “2020 Tax Credit”), respectively, or (ii) December 31, 2019 in the case of Note A and December 31, 2020 in the Case of Note B (the “Maturity Dates”). As a condition to entering into the NPA, ABS and ADEC also entered into a Pledge Agreement, pursuant to which ABS agreed to pledge an interest in the 2019 and 2020 Tax Credits to ADEC in order to guarantee payment of all amounts due under the terms of the Notes.

Prior to their respective Maturity Dates, each of the Notes is convertible, at ADEC’s option, into shares of the Company’s common stock, at a conversion price equal to the principal and accrued interest due under the terms of the Notes divided by $2.50 (“Conversion Shares”); provided, however, that pursuant to the term of the Notes, ADEC may not convert all or a portion of the Notes if such conversion would result in Mr. Ross and/or entities affiliated with him beneficially owning in excess of 19.99% of the Company’s shares of common stock issued and outstanding immediately after giving effect to the issuance of the Conversion Shares.

As additional consideration for entering into the NPA, pursuant to a Warrant Amendment Agreement, the Company agreed to reduce the exercise price of all outstanding warrants previously issued by the Company to ADEC and its affiliates (the “Warrants”) to $1.50 per share. The Warrant Amendment does not alter any other terms of the Warrants. This will result in a debt discount of $325,320 that will be accreted to additional interest expense over the lives of the Notes.

In connection with the above transaction, the Company also entered into a registration rights agreement with ADEC, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission no later than 45 days after the closing date of February 14, 2019 in order to register, on behalf of ADEC, the Conversion Shares. ADEC subsequently agreed to extend the date to file a registration statement to April 30, 2019.

First Dosing in the Phase II OPTION Study

On February 20, 2019, the Company announced that it has dosed the first patients in the Company's Phase II OPTION study to investigate MS1819-SD in CF patients with exocrine pancreatic insufficiency. Pursuant to the vesting terms of the Company’s restricted stock and options granted, this will result in 58,333 shares of restricted stock vesting with a value of $178,852 and 242,000 options vesting with a value of $501,666 to be charged to expenses in the first quarter of 2019.

Common Stock Issuance

On March 12, 2019, the Company issued 27,102 shares of its common stock as payment for $45,000 included in accounts payable at December 31, 2018 and $15,000 of expense incurred during 2019.

Asset Purchase Agreement with Mayoly

On March 27, 2019, the Company entered into an Asset Purchase Agreement with Mayoly (the “Mayoly APA”), pursuant to which the Company purchased all rights, title and interest in and to MS1819-SD. Upon execution of the Mayoly APA, the JDLA previously executed by AzurRx SAS and Mayoly was terminated. In addition, the Company granted to Mayoly an exclusive, royalty-bearing right to revenue received from commercialization of MS1819-SD within certain territories.

In accordance with the Mayoly APA, the Company provided to Mayoly the following consideration for the purchase of MS1819-SD:

(i)
the Company assumed certain of Mayoly’s liabilities with respect to MS1819-SD;

(ii)
the Company forgave all amounts currently owed to AzurRx SAS by Mayoly under the JDLA;

(iii)
the Company agreed to pay, within 30 days after the execution of the Mayoly APA, all amounts incurred by Mayoly for the maintenance of patents related to MS1819-SD from January 1, 2019 through the date of the Mayoly APA;

(iv)
the Company made an initial payment to Mayoly of €800,000, which amount was paid by the issuance of 400,481 shares of the Company's common stock at a price of $2.29 per share (the “Closing Payment Shares”): and

(v)
the Company agreed to pay to Mayoly an additional € 1,500,000, payable in a mix of cash and shares of the Company's common stock as follows (the “Milestone Payments”): (y) on December 31, 2019, a cash payment of €400,000 and 200,240 shares of common stock at a price of $2.29 per share (the “2019 Escrow Shares”) and (z) on December 31, 2020, a cash payment of €350,000 and 175,210 shares of common stock at a price of $2.29 per share (the “2020 Escrow Shares” and, together with the 2019 Escrow Shares, the “Escrow Shares”).

The Closing Payment Shares and the Escrow Shares were all issued upon execution of the Mayoly APA;provided, however, per the terms of the Mayoly APA, the Escrow Shares will be held in escrow until the applicable Milestone Payment date, at which time the respective Escrow Shares will be released to Mayoly.

Director Shares

On March 31, 2019, as part of Board compensation, the Company issued 7,500 shares of restricted common stock to each of Mr. Borkowski, Dr. Riddell, Mr. Casamento, and Dr. Schramm with a total value of $72,600.