Form 10-K/A
period 2018-12-31
AzurRx BioPharma, Inc.
filed 2019-04-30
CIK 1604191

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

There were 19,832,888 shares of the registrant’s common stock outstanding as of April 29, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

AzurRx BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Company’s 2019 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after April 1, 2019) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the Company’s other filings with the SEC.

-i-

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K and the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2019 (together, the “Annual Report”) contain forward-looking statements that involve substantial risks and uncertainties. All statements contained in the Annual Report other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in the 10-K, particularly in Part I, Item 1A, titled “Risk Factors” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
Johan M. (Thijs) Spoor	47	President, Chief Executive Officer and Director
Maged Shenouda	55	Chief Financial Officer and Director
Daniel Dupret (1)	62	Chief Scientific Officer
Edward J. Borkowski (2)(3)	59	Chairman of the Board of Directors
Alastair Riddell (2)(3)	69	Director
Charles Casamento (2)(3)	73	Director
Vern L. Schramm, Ph.D.	77	Director
_____________

(1)
On March 22, 2019, Mr. Dupret informed the Company of his intention to retire, and therefore resign from his position as the Company’s Chief Scientific Officer and as President of AzurRx SAS, the Company’s French subsidiary, no later than July 1, 2019. As of April 29, 2019, Mr. Dupret continued to serve in both positions.

(2)	Member of the Compensation Committee and Nominating and Corporate Governance Committee.
(3)	Member of the Audit Committee

The following is a summary of our executive officers’ and directors’ business experience.

Johan M. (Thijs) Spoor has been our Chief Executive Officer since January 2016, and our President since April 2015. From September 2010 until December 2015, he was the Chief Executive Officer of FluoroPharma Medical, Inc. (OTCQB: FPMI), during which time he served as Chairman of the Board from June 2012 until December 2015. From December 2008 until February 2010, he worked at Oliver Wyman as a consultant to pharmaceutical and medical device companies. Mr. Spoor was an equity research analyst at J.P. Morgan from July 2007 through October 2008 and at Credit Suisse from November 2005 through July 2007, covering the biotechnology and medical device industries. Mr. Spoor serves on the board of directors of AeacusBio, a private company focusing on detecting pathogens in water. He holds a Pharmacy degree from the University of Toronto as well as an MBA from Columbia University.

We believe that Mr. Spoor’s background in pharmacy, finance and accounting, as a healthcare research analyst, and his experience at both large and small healthcare companies provides him with a broad familiarity of the range of issues confronting the Company, which qualifies him to serve as a member of our Board of Directors.

Maged Shenouda joined our Board of Directors in October 2015 and was appointed to serve as our Chief Financial Officer in September 2017. Mr. Shenouda, a financial professional in the biotechnology industry, was the head of business development at Retrophin, Inc. from January 2014 until November 2014. Prior to that, he spent the bulk of his career as a sell-side equity analyst at firms such as Stifel Nicolaus, UBS, JP Morgan and Citigroup. Mr. Shenouda also worked as a management consultant, focused on the Pharmaceutical Industry, at PriceWaterhouseCoopers. He currently serves on the board of directors of Relmada Therapeutics, Inc. (OTCQB: RLMD). Mr. Shenouda received an MBA from Rutgers Graduate School of Management and BS in Pharmacy from St. John’s College of Pharmacy. He is a Registered Pharmacist in New Jersey and California.

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

Edward Borkowski joined our Board of Directors in May 2015, and is currently serving as Chairman of the Board. Mr. Borkowski is a healthcare executive who currently serves as Executive Vice President of MiMedx Group, Inc. (NASDAQ: MDGX). In addition, Mr. Borkowski currently serves as a director for Co-Diagnostics, Inc. (NASDAQ: CODX), a position he has held since May 2017. Mr. Borkowski previously served as the Chief Financial Officer of Aceto Corporation (NASDAQ: ACET) from February 2018 to April 2018, and held several executive level positions with Concordia International, an international specialty pharmaceutical company, from May 2015 to February 2018. Mr. Borkowski has also served as Chief Financial Officer of Amerigen Pharmaceuticals, a generic pharmaceutical company with a focus on oral, controlled release products and as the Chief Financial Officer and Executive Vice President of Mylan N.V. In addition, Mr. Borkowski previously held the position of Chief Financial Officer with Convatec, a global medical device company focused on wound care and ostomy, and Carefusion, a global medical device company for which he helped lead its spin-out from Cardinal Health into an independent public company. Mr. Borkowski also held senior financial positions at Pharmacia and American Home Products (Wyeth). He started his career with Arthur Andersen & Co. after graduating from Rutgers University with an MBA in accounting. Mr. Borkowski also graduated from Allegheny College with a degree in Economics and Political Science. Mr. Borkowski is currently a Trustee and an executive committee member of Allegheny College.

We believe Mr. Borkowski’s extensive healthcare and financial experience, together with his experience with public companies, provide the Company and management with valuable experience as the Company executes its business plan.

Dr. Alastair Riddell joined our Board of Directors in September 2015. Since June 2016, Dr. Riddell has served as Chairman of Nemesis Biosciences Ltd and Chairman of Feedback plc (LON: FDBK). Since January 2016, he has also served as Chairman the South West Academic Health Science network in the UK. Since December 2015, he has served as Non-Executive Director of Cristal Therapeutics in the Netherlands. From September 2012 to February 2016, he served as the Chairman of Definigen Ltd., and served as the Chairman Silence Therapeutics Ltd. from November 2013 to September 2015 and Procure Therapeutics from October 2009 to November 2012.  From 2007 to 2009, he served as the Chief Executive Officer of Stem Cell Sciences plc., and from 2005 to 2007, he served as the Chief Executive Officer of Paradigm Therapeutics Ltd. From 1998 to 2005, Dr. Riddell served as the Chief Executive Officer of Pharmagene plc. Dr. Riddell began his career as a doctor in a variety of hospital specialties and in general practice. Dr. Riddell holds both Bachelor of Science and a Bachelor of Medical Sciences degrees, and was recently awarded a Doctorate of Science, Honoris Causa by Aston University.

We believe that Dr. Riddell’s background as a medical doctor with experience in a variety of hospital specialties coupled with his experience in the life sciences industry, directing all phases of clinical trials, before moving to sales, marketing and general management, makes him a qualified member of our Board of Directors.

Charles J. Casamento joined our Board of Directors in March 2017. Since 2007, Mr. Casamento has been an executive director and principal of The Sage Group, a health care advisory group. He was president and CEO of Osteologix, a startup company that he eventually took public, from October 2004 until April 2007. Mr. Casamento was the founder of Questcor Pharmaceuticals, where he was President, CEO and Chairman from 1999 through 2004. At Questcor he acquired Acthar, a product whose sales eventually exceeded $1.0 billion. Mr. Casamento also served as President, CEO and Chairman of RiboGene Inc. until 1999, when RiboGene was merged with another company to form Questcor. He was also co-founder, President and CEO of Indevus (formerly Interneuron Pharmaceuticals), has held senior management positions at Genzyme Corporation, where he was Senior Vice President, American Hospital Supply, where he was Vice President of Business Development for the Critical Care division, Johnson & Johnson, Hoffmann-LaRoche and Sandoz. He currently sits on the Boards of Directors of International Stem Cell Corporation (OTCQB: ISCO), Relmada Therapeutics (OTCQB: RLMD) and Eton Pharmaceuticals (NASAQ: ETON), and was previously a director and vice-chairman of the Catholic Medical Missions Board a large not for profit international organization. Mr. Casamento holds a bachelor's degree in Pharmacy from Fordham University and an M.B.A. from Iona College.

We believe that Mr. Casamento’s expertise and knowledge of the financial community combined with his experience in the healthcare sector qualify him to serve as a member of our Board of Directors.

Dr. Vern Lee Schramm joined our Board of Directors in October 2017. Dr. Schramm has served as Professor of the Albert Einstein College of Medicine since 1987, served as Chairman of the Department of Biochemistry from 1987 to 2015, and has been awarded the Ruth Merns Endowed Chair in Biochemistry. His fields of interest include enzymatic transition state analysis, transition state inhibitor design, biological targets for inhibitor design, and mechanisms of N-ribosyltransferases. Dr. Schramm was elected to the National Academy of Sciences in 2007, and served as the Associate Editor for the Journal of the American Chemical Society from 2003 to 2012. A frequent lecturer and presenter in topics related to chemical biology, Dr. Schramm has been a consultant and advisor to Pico Pharmaceuticals, Metabolon Inc., Sirtris Pharmaceuticals and BioCryst Pharmaceuticals. Dr. Schramm obtained his BS in Bacteriology with an emphasis in chemistry from South Dakota State College, a Master’s Degree in Nutrition with an emphasis in biochemistry from Harvard University, a Ph.D. in Mechanism of Enzyme Action from the Australian National University and postdoctoral training at NASA Ames Research Center, Biological Sciences, with a NSFNRC fellowship.

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

●
overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the Securities and Exchange Commission (“SEC”);

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

Our Audit Committee currently consists of Messrs. Borkowski and Casamento and Dr. Riddell, with Mr. Borkowski serving as the Chairman. The rules of the Nasdaq Stock Market require our Audit Committee to consist entirely of at least three directors, all of whom must be deemed to be independent directors under the rules of the Nasdaq Stock Market. Our Board has affirmatively determined that Messrs. Borkowski and Casamento, and Dr. Riddell, each meet the definition of “independent director” for purposes of serving on an Audit Committee under the Nasdaq Stock Market Rules. Our Board of Directors has determined that Messrs. Borkowski and Casamento each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Our Compensation Committee consists of Messrs. Borkowski and Casamento and Dr. Riddell, with Dr. Riddell serving as the Chairman. The rules of the Nasdaq Stock Market require our Compensation Committee to consist entirely of independent directors. Our Board has affirmatively determined that Mr. Borkowski and Dr. Riddell meet the definition of “independent director” for purposes of serving on a Compensation Committee under the rules of the Nasdaq Stock Market.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board in identifying qualified individuals to become members of the Board, determining the composition of the Board, and monitoring the activities of the Board to assess overall effectiveness. In addition, the Nominating and Corporate Governance Committee will be responsible for developing and recommending to our Board corporate governance guidelines applicable to the Company and advising our Board on corporate governance matters. Our Nominating and Corporate Governance Committee consists of Messrs. Borkowski and Casamento and Dr. Riddell, with Mr. Borkowski serving as the Chairman.

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met nine times and acted by unanimous written consent one time during the fiscal year ended December 31, 2018. Our Audit Committee met four times and our Compensation Committee met one time during the same period. Our Nominating and Corporate Governance Committee met one time during the fiscal year ended December 31, 2018. Each of our directors serving during fiscal 2018 attended at least 75% of the meetings of the Board of Directors and the committees of the Board upon which such director served that were held during the term of his service.

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2018 and that such filings were timely, except for the following:

●
Edward Borkowski, a member of our Board of Directors, filed two Form 4s reporting an aggregate of four late transactions;
●
Edmund Burke Ross Jr., an individual who owns in excess of 10% of our common stock, filed a Form 4 reporting five late transactions;
●
Charles Casamento, a member of our Board of Directors, filed one Form 4 reporting one late transaction;
●
Alastair Riddell, a member of our Board of Directors, filed one Form 4 reporting one late transaction;
●
Vern Lee Schramm, a member of our Board of Directors, filed one Form 4 reporting one late transaction;
●
Daniel Dupret, our Chief Scientific Officer, filed one Form 4 reporting two late transactions; and
●
James Pennington, our Chief Medical Officer, filed on Form 4 reporting one late transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2018 and 2017 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary	Bonus	Equity Awards	All Other Compensation	Total

Johan M. (Thijs) Spoor	2018	$425,000	$212,500	$608,000(1)	-	$1,245,500
President and Chief Executive Officer	2017	$454,167	$170,000	$386,900(2)	-	$1,011,067

Maged Shenouda (3)	2018	$296,666	$82,500	$207,300(1)	-	$586,466
Chief Financial Officer	2017	$91,667	$-	$336,500(2)	-	$428,167

Daniel Dupret	2018	$234,999	$-	$169,980(1)	-	$404,979
Chief Scientific Officer	2017	$208,673	$-	$213,000(2)	-	$421,673

(1)
Represents the grant date fair value of restricted stock and stock options issued during the year ended December 31, 2018, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 of the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019.

The restricted stock and stock options issued to Messrs. Shenouda and Dupret in 2018 are fully vested. $278,665 of the shares of restricted stock issued to Mr. Spoor in 2018 is currently unvested and is scheduled to vest either over time or upon achievement of certain performance criteria. The Company is unable to determine the probability of achieving the performance criteria associated with the stock options and instead has reported the grant date fair value of the stock options assuming the maximum award amount is achieved.

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

(3)	Mr. Shenouda was appointed as the Company’s Chief Financial Officer on September 26, 2017.

Overview of Our Fiscal 2018 and 2017 Executive Compensation

Elements of Compensation

Our executive compensation program consisted of the following components of compensation in 2018 and 2017:

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

Each named executive officer’s base salary for fiscal 2018 and 2017 is listed under the heading “Salary” in the Summary Compensation Table above.

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

Outstanding Equity Incentive Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2018:

		Option Awards				Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)
Johan (Thijs) Spoor	1/4/2016(1)	100,000	-	$1.00	1/4/2021	-	-	-	$-
	2/3/2017	100,000	-	$4.48	2/3/2027	-	-	-	$-
	2/3/2017(2)	-	-	$-		-	-	100,000	$364,000
	9/29/2017(3)	-	-	$-		100,000	$425,000	-	$-
	6/28/2018	-	-	$-		108,334	$329,336	91,666	$278,665

Maged Shenouda	7/12/2016	-	-	$-		-	-	30,000	112,500
	2/3/2017	30,000	-	$4.48	2/2/2027	-	-	-	$-
	9/26/2017(4)	100,000	-	$4.39	9/24/2027	-	-	-	$-
	6/28/2018	100,000		$3.04	6/27/2023	-	-	-	$-

Daniel Dupret	8/24/2017(5)	100,000	-	$3.60	8/23/2022	-	-	-	$-

(1)	Represents options to purchase shares of the Company’s common stock issued to Mr. Spoor by a third party, prior to the Company’s initial public offering in October 2016.

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

(3)
Represents the restricted stock award issued to Mr. Spoor on September 29, 2017, which award was issued in satisfaction of the Company’s obligation to issue an additional 280,000 options under Mr. Spoor’s employment agreement and were subject to the following vesting conditions: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819.

The value reported for this award was calculated using the closing price of the Company’s common stock on December 29, 2017, as reported by the Nasdaq Capital Market, assuming achievement if the maximum award amount.

(4)
Represents stock options issued to Mr. Shenouda on September 26, 2017, which options were subject to the following vesting schedule so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer of the Company: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819.

(5)
Represents stock options issued to Mr. Dupret on August 24, 2017, which options were subject to the following vesting schedule so long as Mr. Dupret is serving as the Company’s Chief Scientific Officer: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819.

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

The following table sets forth certain information relating to the compensation for each of our directors, who is not also an executive officer of the Company, for the year ended December 31, 2018. Compensation for executive officers who are also serving as directors is available in section titled “Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
Edward J. Borkowski	$35,000	$76,575	$-	$-	$111,575
Alastair Riddell	$35,000	$76,575	$-	$-	$111,575
Charles J. Casamento	$35,000	$76,575	$-	$-	$111,575
Vern Schramm	$35,000	$76,575	$-	$-	$111,575

(1)
Represent the aggregate grant date fair value of shares of the Company’s common stock issued to each of our non-employee directors in 2018 as partial payment of fees payable for each director’s service on the Board in 2018, calculated in accordance with ASC Topic 718.

(2)
Represent the aggregate grant date fair value of stock options issued to each of our non-employee directors in 2018, calculated in accordance with ASC Topic 718. As of December 31, 2018, Mr. Borkowski held a total of 30,000 outstanding stock options, and Dr. Riddell held a total of 30,000 outstanding stock options.

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

Administration. The 2014 Plan is administered by the Compensation Committee of the Board of Directors, which consists of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”). Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2014 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2014 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to grant or modify an award under the 2014 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of April 29, 2019, we had one class of voting stock outstanding: common stock. The following table sets forth information regarding shares of common stock beneficially owned as of April 29, 2019 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Percent ownership is calculated based on 19,832,888 shares of common stock outstanding at April 29, 2019.

Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percent Ownership of Class (3)
Johan M. (Thijs) Spoor, President and Chief Executive Officer (4)	670,134	3.3%
Daniel Dupret, Chief Scientific Officer (5)	175,000	*
Maged Shenouda, Chief Financial Officer and Director (6)	322,500	1.6%
Alastair Riddell, Director (7)	137,500	*
Edward J. Borkowski, Director (8)	460,100	2.3%
Charles J. Casamento, Director	71,500	*
Vern Lee Schramm, Ph.D., Director	45,000	*
All directors and executive officers as a group (7 persons)	1,881,734	9.0%

5% Stockholders
Edmond Burke Ross, Jr. (9)(10)	3,340,555	15.6%
Pelican Partners LLC (11)	1,525,509	7.7%
ADEC Private Equity (10) (12)	2,476,009	11.6%

* Less than 1%.

(1)	Unless otherwise indicated, the address of such individual is c/o AzurRx BioPharma, Inc., 760 Parkside Avenue, Downstate Biotechnology Incubator, Suite 304, Brooklyn, NY 11226.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to warrants, options or other derivative securities that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of April 29, 2019.

(3)
Percentages are rounded to nearest percent. Percentages are based on 19,832,888 shares of common stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4)
Includes (i) 138,617 shares of common stock; (ii) 291,666 restricted shares of common stock; (iii) 100,000 shares of common stock issuable upon exercise of options; (iv) 100,000 shares of common stock that may be purchased pursuant to options granted by third parties at an exercise price of $1.00 per share; and (v) 39,851 shares of common stock held in a trust for the benefit of Mr. Spoor’s spouse and minor children. Mr. Spoor disclaims beneficial ownership with respect to such shares of common stock held in trust.

(5)	Includes (i) 15,000 restricted shares of common stock, and (ii) 160,000 shares of common stock issuable upon the exercise of stock options.

(6)	Includes (i) 62,500 shares of common stock; (ii) 30,000 restricted shares of common stock; and (iii) 230,000 shares of common stock issuable upon the exercise of stock options.

(7)	Includes (i) 77,500 shares of common stock; (ii) 30,000 restricted shares of common stock; and (iii) 30,000 shares of common stock issuable upon the exercise of stock options.

(8)
Includes (i) 356,626 shares of common stock; (ii) 45,000 restricted shares of common stock; (iii) 28,474 shares of common stock issuable upon the exercise of warrants; and (iv) 30,000 shares of common stock issuable upon exercise of options.

(9)
Based upon information contained in a Schedule 13D filed by Burke Edmund Ross, Jr. on February 26, 2019 and records maintained by the Company. Includes a total of 1,799,385 shares of common stock, warrants to purchase up to 741,170 shares of common stock, and 800,000 shares of common stock issuable upon conversion of certain Convertible Promissory Notes. Of these holdings, (i) 2,476,009 shares are held by ADEC Private Equity Investment, LLC, which include 1,031,268 shares of common stock, 644,741 shares issuable upon exercise of warrants, and 800,000 shares of common stock issuable upon conversion of certain 10% Convertible Promissory Notes; (ii) 794,545 shares are held by EBR Ventures, LLC, which include 694,545 shares of common stock and 100,000 shares issuable upon exercise of warrants; and (iii) 70,001 shares held by CEDA Investments, LLC, which include 48,572 shares of common stock and 21,429 shares issuable upon exercise of warrants. Mr. Ross is the Manager of EBR Ventures, LLC, ADEC Private Equity Investment, LLC and CEDA Investments, LLC, and has voting and dispositive power over the shares of common stock held by such entities. The address of Mr. Ross and such entities is c/o JDJ Family Office Services, P.O. Box 962049, Boston, MA 02196.

(10)	Shares owned and percentages for Burke Edmond Ross and ADEC Private Equity are partially duplicative, as Mr. Ross holds voting and dispositive power over the shares held by ADEC Private Equity.

(11)
Based upon information contained in a Schedule 13G filed by Matthew Balk on December 31, 2018. The address of such entity is P.O. Box 2422, Westport, CT 06880. Matthew Balk is the managing member of Pelican Partners LLC, and has voting and dispositive power over the shares of common stock held by such entity.

(12)
Based upon information contained in a Schedule 13D filed by Burke Edmund Ross, Jr. on February 26, 2019 and records maintained by the Company. As indicated in Note 8 above, includes 644,741 shares of common stock issuable upon the exercise of warrants and 800,000 shares of common stock issuable upon conversion of certain Convertible Promissory Notes. Mr. Ross has voting and dispositive power over the shares held by such entity.

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

During the year ended December 31, 2018, as part of Board compensation, the Company issued 30,000 shares of restricted common stock each to Mr. Borkowski, Dr. Riddell, Mr. Charles Casamento and Dr. Vern Schramm with a total value of $306,300 which was vested and charged to expense in the year ended December 31, 2018. During the year ended December 31, 2017, as part of Board compensation, the Company issued 30,000 shares of restricted common stock each to Messrs. Borkowksi and Dr. Riddell; 22,500 shares of restricted common stock to Messrs. Shenouda; 25,000 shares of restricted common stock to Mr. Casamento; and 7,500 shares to Dr. Schramm with a total value of $460,000 which was vested and charged to expense in the year ended December 31, 2017.

On February 14, 2019, the Company entered into a Note Purchase Agreement (“NPA”) with ADEC Private Equity Investments, LLC (“ADEC”), a company affiliated with Edmond Burke Ross, Jr., a large holder of the Company’s securities, pursuant to which the Company issued to ADEC two Senior Secured Convertible Notes (the “Convertible Promissory Notes”), in the principal amount of $1.0 million per Convertible Promissory Note. The Convertible Promissory Notes accrue interest at a rate of 10% per annum; provided, however, that in the event the Company elects to repay the full balance due under the terms of both Notes prior to December 31, 2019, then the interest rate will be reduced to 6% per annum. The Convertible Promissory Notes shall mature on the earlier to occur of (i) the tenth business day following the receipt by the Company or AzurRx BioPharma SAS, a wholly owned subsidiary of the Company (“ABS”), of certain tax credits that the Company is expected to receive prior to July 2019 in the case of Note A (the “2019 Tax Credit”) and July 2020 in the case of Note B (the “2020 Tax Credit”), or (ii) December 31, 2019 in the case of Note A and December 31, 2020 in the Case of Note B (the “Maturity Dates”). As a condition to entering into the NPA, ABS and ADEC also entered into a Pledge Agreement, pursuant to which ABS agreed to pledge an interest in the 2019 and 2020 Tax Credits to ADEC in order to guarantee payment of all amounts due under the terms of the Notes.

Prior to their respective Maturity Dates, each of the Convertible Promissory Notes is convertible, at ADEC’s option, into shares of the Company’s common stock, at a conversion price equal to the principal and accrued interest due under the terms of the Convertible Promissory Notes divided by $2.50 (“Conversion Shares”); provided, however, that pursuant to the term of the Convertible Promissory Notes, ADEC may not convert all or a portion of the Notes if such conversion would result in ADEC and/or entities or persons affiliated with ADEC beneficially owning in excess of 19.99% of the Company’s shares of common stock issued and outstanding immediately after giving effect to the issuance of the Conversion Shares.

As additional consideration for entering into the NPA, pursuant to a Warrant Amendment Agreement, the Company agreed to reduce the exercise price of certain warrants previously issued by the Company to ADEC and its affiliates, totaling warrants to purchase 1,009,565 shares, to $1.50 per share. The Warrant Amendment Agreement does not alter any other terms of such warrants.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Mazars USA LLP for the years ended December 31, 2018 and 2017 for the professional services performed for us.

Audit Fees

The following table presents fees for professional services billed by Mazars USA LLP for the fiscal years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017
Audit fees (1)	$129,031	$139,329
Audit-related fees (2)	28,101	33,240
Tax fees (3)	23,772	20,114
All other fees (4)	-	-
Total	$180,904	$192,683

(1)	Professional services rendered by the Mazars USA LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s.

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

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed with management and Mazars USA, our independent registered public accounting firm, the audited consolidated financial statements in the AzurRx BioPharma, Inc. Annual Report on Form 10-K for the year ended December 31, 2018. The Audit Committee has also discussed with Mazars USA those matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 61.

Mazars USA also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Dated: April 1, 2019	Respectfully Submitted, Edward J. Borkowski, Chairman Alastair Riddell Charles J. Casamento

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

10.19	Note Purchase Agreement, dated February 14, 2019 (Incorporated by reference from Exhibit 10.1 filed with Current Report on Form 8-K, filed February 20, 2019).
10.20	Senior Convertible Note A, dated February 14, 2019 (Incorporated by reference from Exhibit 10.2 filed with Current Report on Form 8-K, filed February 20, 2019).
10.21	Senior Convertible Note B, dated February 14, 2019 (Incorporated by reference from Exhibit 10.3 filed with Current Report on Form 8-K, filed February 20, 2019).
10.22	Pledge Agreement, dated February 14, 2019 (Incorporated by reference from Exhibit 10.4 filed with Current Report on Form 8-K, filed February 20, 2019).
10.23	Warrant Amendment, dated February 14, 2019 (Incorporated by reference from Exhibit 10.5 filed with Current Report on Form 8-K, filed February 20, 2019).
10.24	Registration Rights Agreement, dated February 14, 2019 (Incorporated by reference from Exhibit 10.6 filed with Current Report on Form 8-K, filed February 20, 2019).
10.25#*	Asset Purchase Agreement, by and between AzurRx BioPharma, Inc., AzurRx BioPharma SAS and Laboratoires Mayoly Spindler SAS, dated March 27, 2019.
10.26#*	Patent License Agreement, by and between AzurRx BioPharma, Inc. and Laboratoires Mayoly Spindler SAS, dated March 27, 2019.
14.1
Code of Ethics of AzurRx BioPharma, Inc. Applicable To Directors, Officers And Employees (Incorporated by reference from Exhibit 14.1 filed with Registration Statement on Form S-1, filed July 13, 2016).

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 filed with Registration Statement on Form S-1, filed July 13, 2016).
23*	Consent of Mazars USA LLP, dated April 1, 2019.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the 10-K, filed with the SEC on April 1, 2019.
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

AZURRX BIOPHARMA, INC.
April 30, 2019	By: /s/ Johan M. (Thijs) Spoor Name: Johan M. (Thijs) Spoor Title: President and Chief Executive Officer By: /s/ Maged Shenouda Name: Maged Shenouda Title: Chief Financial Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Johan M. (Thijs) Spoor	President, Chief Executive Officer and Director	April 30, 2019
Johan M. (Thijs) Spoor	(principal executive officer)

/s/ Maged Shenouda	Chief Financial Officer and Director	April 30, 2019
Maged Shenouda	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Chairman of the Board of Directors	April 30, 2019
Edward J. Borkowski

/s/ Alastair Riddell	Director	April 30, 2019
Alastair Riddell

/s/ Charles Casamento	Director	April 30, 2019
Charles Casamento

/s/ Vern Lee Schramm	Director	April 30, 2019
Vern Lee Schramm