Form 10-Q
period 2019-06-30
AzurRx BioPharma, Inc.
filed 2019-08-13
CIK 1604191

DRAFT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 26,103,434 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2019.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$1,310,687	$1,114,343
Other receivables	2,119,700	3,172,676
Prepaid expenses	198,245	512,982
Total Current Assets	3,628,632	4,800,001

Property, equipment, and leasehold improvements, net	108,187	128,854

Other Assets:
In process research and development, net	-	258,929
License agreements, net	-	311,548
Patents, net	3,670,858	-
Goodwill	1,913,740	1,924,830
Operating lease right-of-use assets	241,714	-
Deposits	49,275	45,233
Total Other Assets	5,875,587	2,540,540
Total Assets	$9,612,406	$7,469,395

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,041,167	$2,070,396
Accounts payable and accrued expenses - related party	627,563	670,095
Note payable	64,714	255,032
Convertible debt	1,837,160	-
Other current liabilities	650,668	-
Total Current Liabilities	6,221,272	2,995,523

Other liabilities	443,032	-
Total Liabilities	6,664,304	2,995,523

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 21,103,434 and 17,704,925 shares issued and outstanding, respectively, at June 30, 2019 and December 31, 2018	2,110	1,771
Additional paid-in capital	61,385,534	53,139,259
Accumulated deficit	(57,220,637)	(47,517,046)
Accumulated other comprehensive loss	(1,218,905)	(1,150,112)
Total Stockholders' Equity	2,948,102	4,473,872
Total Liabilities and Stockholders' Equity	$9,612,406	$7,469,395

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	06/30/19	06/30/18	06/30/19	06/30/18

Research and development expenses	$2,738,768	$925,776	$4,857,301	$2,603,805
General and administrative expenses	2,193,423	2,167,247	4,678,533	4,083,580
Fair value adjustment, contingent consideration	-	170,000	-	160,000

Loss from operations	(4,932,191)	(3,263,023)	(9,535,834)	(6,847,385)

Other:
Interest expense	(110,646)	(46,154)	(167,757)	(94,789)
Total other	(110,646)	(46,154)	(167,757)	(94,789)

Loss before income taxes	(5,042,837)	(3,309,177)	(9,703,591)	(6,942,174)

Income taxes	-	-	-	-

Net loss	(5,042,837)	(3,309,177)	(9,703,591)	(6,942,174)

Other comprehensive loss:
Foreign currency translation adjustment	26,488	(209,913)	(68,793)	(103,893)
Total comprehensive loss	$(5,016,349)	$(3,519,090)	$(9,772,384)	$(7,046,067)

Basic and diluted weighted average shares outstanding	20,479,917	15,300,197	19,107,534	13,881,698

Loss per share - basic and diluted	$(0.25)	$(0.22)	$(0.51)	$(0.50)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total

Balance, January 1, 2018	-	$-	12,042,574	$1,205	$37,669,601	$(1,071,070)	$(33,983,429)	$(955,715)	$1,660,592

Common stock issued from public offering			4,160,000	416	9,577,524				9,577,940
Common stock issued to consultants			751	-	-				-
Common stock issued for warrant exercises			503,070	49	1,253,623	1,071,070			2,324,742
Stock-based compensation					277,948				277,948
Restricted stock granted to employees/directors			60,000	6	335,745				335,751
Convertible debt converted into common stock			26,000	3	68,670				68,673
Warrant modification					428,748				428,748
Foreign currency translation adjustment								(103,893)	(103,893)
Net loss							(6,942,174)		(6,942,174)
Balance, June 30, 2018	-	$-	16,792,395	$1,679	$49,611,859	$-	$(40,925,603)	$(1,059,608)	$7,628,327

Balance, January 1, 2019	-	$-	17,704,925	$1,771	$53,139,259	$-	$(47,517,046)	$(1,150,112)	$4,473,872

Common stock issued from public offerings			2,522,097	252	5,023,704				5,023,956
Common stock issued to consultants			40,481	4	89,996				90,000
Common stock issued to Mayoly for patents			775,931	77	1,740,882				1,740,959
Stock-based compensation					511,335				511,335
Restricted stock granted to employees/directors			60,000	6	493,448				493,454
Warrant modification					325,320				325,320
Received from stockholder in relation to warrant modification					61,590				61,590
Foreign currency translation adjustment								(68,793)	(68,793)
Net loss							(9,703,591)		(9,703,591)
Balance, June 30, 2019	-	$-	21,103,434	$2,110	$61,385,534	$-	$(57,220,637)	$(1,218,905)	$2,948,102

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Six Months	Six Months
	Ended	Ended
	06/30/19	06/30/18
Cash flows from operating activities:
Net loss	$(9,703,591)	$(6,942,174)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	34,041	30,420
Amortization	693,176	377,499
Fair value adjustment, contingent consideration	-	160,000
Stock-based compensation	511,335	277,948
Restricted stock granted to employees/directors	493,454	335,751
Restricted stock granted to consultants	90,000	220,230
Accreted interest on convertible debt	74,521	-
Accreted interest on debt discount - warrants	87,959	92,332
Warrant modification	-	428,748
Changes in assets and liabilities:
Other receivables	(193,152)	(6,624)
Prepaid expenses	312,672	142,560
Right of use assets	(240,993)	-
Deposits	(4,125)	(15,000)
Accounts payable and accrued expenses	940,347	35,989
Other liabilities	250,579	-
Net cash used in operating activities	(6,653,777)	(4,862,321)

Cash flows from investing activities:
Purchase of property and equipment	(13,337)	(41,041)
Net cash used in investing activities	(13,337)	(41,041)

Cash flows from financing activities:
Issuances of common stock	5,023,956	11,902,682
Issuances of convertible debt	2,000,000	-
Received from stockholder in relation to warrant modification	61,590	-
Repayments of note payable	(190,318)	(132,344)
Net cash provided by financing activities	6,895,228	11,770,338

Increase in cash	228,114	6,866,976

Effect of exchange rate changes on cash	(31,770)	(20,022)

Cash, beginning balance	1,114,343	573,471

Cash, ending balance	$1,310,687	$7,420,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,277	$2,457

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of convertible debt into common stock	$-	$68,673

Common stock issued for patents purchased from Mayoly	$1,740,959	$-

Warrant modification related to convertible debt issuance	$325,320	$-

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

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. In June 2018, the Company completed an open-label, dose escalation Phase 2a trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 CP patients with EPI were enrolled in the study and final data showed a strong safety and efficacy profile. Although the study was not powered for efficacy, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA.

In October 2018, the U.S. Food and Drug Administration (“FDA”) cleared the Company’s Investigational New Drug (“IND”) application for MS1819-SD in patients with EPI due to CF. In connection with the FDA’s clearance of the IND, the Company initiated a multi-center Phase 2 OPTION study in the fourth quarter of 2018 in the United States and Europe (the “OPTION Study”). The Company targeted enrollment of 30 to 35 patients for the OPTION Study and dosed the first patients in February 2019. In June 2019, the Company reached its enrollment target for the study. The Company expects to announce topline results from the OPTION Study in the third quarter of 2019.

In addition to the OPTION Study, in July 2019 the Company launched a Phase 2 multi-center clinical trial in Hungary to investigate MS1819-SD in combination with standard porcine enzyme replacement therapy (“PERT”), the digestive standard of care for both CF and CP patients with EPI, for CF patients who suffer from severe EPI, but continue to experience clinical symptoms of fat malabsorption despite taking the maximum daily dose of PERTs. The Phase 2 study is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819-SD, in conjunction with a stable dose of PERTs, in order to increase CFA and relieve abdominal symptoms. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, with study completion anticipated in 2020.

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

April 2019 Registered Direct Public Offering

In April 2019, the Company completed a public offering of 1,294,930 shares of its common stock at a public offering price of $2.13 per share, resulting in net proceeds of approximately $2,500,000, after deducting the selling agent fee paid to Alexander Capital, L.P. and other offering expenses payable by the Company (the “April 2019 Public Offering”). The April 2019 Public Offering was completed pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-226065) and the prospectus supplement filed on April 2, 2019.

In connection with the April 2019 Public Offering, the Company entered into a Selling Agent Agreement with Alexander Capital, L.P., pursuant to which we paid to Alexander Capital, L.P. (i) a cash fee equal to 7% of the aggregate gross proceeds of the April 2019 Public Offering, and (ii) issued to Alexander Capital, L.P. warrants to purchase 38,848 shares of the Company’s common stock (the “April 2019 Selling Agent Warrants”), an amount equal to 3% of the aggregate number of shares of common stock sold in the April 2019 Public Offering. The April 2019 Selling Agent Warrants will become exercisable one year from the date of issuance, expire on April 2, 2024 and have an exercise price of $2.55 per share. Also see Note 12. The Company also reimbursed Alexander Capital, L.P. for its expenses on a non-accountable basis in an amount equal to 1% of the gross proceeds of the April 2019 Public Offering and $50,000 for other accountable expenses.

DRAFT

May 2019 Registered Direct Public Offering

On May 9, 2019, the Company completed a second public offering with Alexander Capital of 1,227,167 shares of the Company’s common stock at a public offering price of $2.35 per share, resulting in net proceeds of approximately $2,550,000, after deducting the selling agent fee paid to Alexander Capital and other offering expenses payable by the Company (the “May 2019 Public Offering”). The May 2019 Public Offering was completed pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-226065) and the prospectus supplement filed on May 9, 2019.

In connection with the May 2019 Public Offering, the Company entered into a Selling Agent Agreement with Alexander Capital, pursuant to which the Company (i) paid Alexander Capital a cash fee equal to 7.0% of the aggregate gross proceeds of the May 2019 Public Offering, and (ii) issued Alexander Capital warrants to purchase up to 36,815 shares of Common Stock, an amount equal to 3.0% of the aggregate number of shares of Common Stock sold in the Offering. The May 2019 Selling Agent Warrants will become exercisable one year from the date of issuance, expire on May 9, 2024 and have an exercise price of $2.82 per share. Also see Note 12. The Company also agreed to reimburse Alexander Capital for its expenses in connection with the Offering on a non-accountable basis in an amount equal to 1.0% of the gross proceeds of the Offering and up to $50,000 for other accountable expenses.

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

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at June 30, 2019 of approximately $2,593,000, and had an accumulated deficit of approximately $57,221,000 at June 30, 2019. The Company is dependent on obtaining, and continues to pursue, additional working capital funding from the sale of securities and debt in order to continue to execute its development plan and continue operations. Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At June 30, 2019 and December 31, 2018, the Company had $967,813 and $754,261, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

DRAFT

Note 3 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At June 30, 2019:
Cash	$1,310,687	$-	$1,310,687	$-	$1,310,687
Other receivables	$2,119,700	$-	$-	$2,119,700	$2,119,700
Note payable	$64,714	$-	$-	$64,714	$64,714
Convertible debt	$1,837,160	$-	$-	$1,837,160	$1,837,160

At December 31, 2018:
Cash	$1,114,343	$-	$1,114,343	$-	$1,114,343
Other receivables	$3,172,676	$-	$-	$3,172,676	$3,172,676
Note payable	$255,032	$-	$-	$255,032	$255,032

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

Note 4 - Other Receivables

Other receivables consisted of the following:

	June 30,	December 31,
	2019	2018
R&D tax credits	$2,119,700	$2,162,373
Other	-	1,010,303
Total other receivables	$2,119,700	$3,172,676

The research and development (“R & D”) tax credits are the 2017 and 2018 refundable tax credits for research conducted in France. The tax credits for the years 2016 through 2018 are currently being examined by the French tax authorities which is in the normal course of business. At December 31, 2018, Other consists primarily of amounts due from collaboration partner Mayoly.

DRAFT

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	June 30,	December 31,
	2019	2018
Laboratory equipment	$193,661	$190,406
Computer equipment	78,986	75,417
Office equipment	37,264	37,262
Leasehold improvements	35,711	29,163
Total property, plant and equipment	345,622	332,248
Less accumulated depreciation	(237,435)	(203,394)
Property, plant and equipment, net	$108,187	$128,854

Depreciation expense for the three months ended June 30, 2019 and 2018 was $16,927 and $15,657, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $34,041 and $30,420, respectively. Depreciation expense is included in general and administrative (“G&A”) expenses.

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into on March 27, 2019, in which the Company purchased all rights, title and interest in and to MS1819-SD (see Note 14), the Company recorded Patents in the amount of $3,802,745 as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at 12/31/19 - €400,000	449,280
Due to Mayoly at 12/31/20 - €350,000	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386

$3,802,745

Intangible assets are as follows:

	June 30,	December 31,
	2019	2018
In process research and development	$-	$416,600
Less accumulated amortization	-	(157,671)
In process research and development, net	$-	$258,929

License agreements	$-	$3,398,702
Less accumulated amortization	-	(3,087,154)
License agreements, net	$-	$311,548

Patents	$3,802,745	$-
Less accumulated amortization	(131,887)	-
Patents, net	$3,670,858	$-

DRAFT

Amortization expense for the three months ended June 30, 2019 and 2018 was $131,887 and $185,818, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $693,176 and $377,499, respectively. Amortization expense for the six months ended June 30, 2019 included $384,234 from In process research and development and License agreements written off as a result of the Mayoly APA.

As of June 30, 2019, amortization expense is expected to be as follows for the next five years:

2019 (balance of year)	$263,774
2020	527,548
2021	527,548
2022	527,548
2023	527,548

Goodwill is as follows:

Goodwill
Balance at January 1, 2018	$2,016,240
Foreign currency translation	(91,410)
Balance at December 31, 2018	1,924,830
Foreign currency translation	(11,090)
Balance at June 30, 2019	$1,913,740

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2019	2018
Trade payables	$2,170,434	$1,532,110
Accrued expenses	758,230	285,061
Accrued payroll	112,503	253,225
Total accounts payable and accrued expenses	$3,041,167	$2,070,396

Note 8 - Note Payable

On December 14, 2018, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $286,203 that bears interest at an annual rate of 5.99%. Monthly payments, including principal and interest, are $32,599 per month. The balance due under this financing agreement at June 30, 2019 was $64,714.

Note 9 – Convertible Notes and Original Issue Discounted Convertible Notes with Warrants

ADEC Notes

On February 14, 2019, the Company entered into a Note Purchase Agreement (the “NPA”) with ADEC Private Equity Investments, LLC (“ADEC”), pursuant to which the Company issued to ADEC two Senior Convertible Notes (“Note A” and “Note B,” respectively, each a “Note,” and together, the “Notes”), in the principal amount of $1,000,000 per Note, resulting in gross proceeds to the Company of $2,000,000. ADEC is controlled by a significant stockholder of the Company.

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

DRAFT

Prior to their respective Maturity Dates, each of the Notes is convertible, at ADEC’s option, into shares of the Company’s common stock, at a conversion price equal to the principal and accrued interest due under the terms of the Notes divided by $2.50 (“Conversion Shares”); provided, however, that pursuant to the term of the Notes, ADEC may not convert all or a portion of the Notes if such conversion would result in the significant stockholder and/or entities affiliated with him beneficially owning in excess of 19.99% of the Company’s shares of common stock issued and outstanding immediately after giving effect to the issuance of the Conversion Shares.

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

During the three months ended June 30, 2019, the Company accrued $49,863 of interest expense in connection with these convertible notes. During the three months ended June 30, 2019, the Company recorded $58,855 of interest expense in the form of amortization of debt discount related to the repriced warrants. During the six months ended June 30, 2019, the Company accrued $74,521 of interest expense in connection with these convertible notes. During the six months ended June 30, 2019, the Company recorded $87,959 of interest expense in the form of amortization of debt discount related to the repriced warrants.

Convertible Debt consisted of:

	June 30,	December 31,
	2019	2018
Convertible debt	$2,000,000	$-
Unamortized debt discount - revalued warrants	(237,361)	-
Accrued interest	74,521
Total convertible debt	$1,837,160	$-

LPC OID Debenture

On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to LPC.

On July 11, 2018, the Company paid off the remaining amount due under the terms of this Debenture in the amount of $286,529.

For the three months ended June 30, 2018, the Company recorded $45,537 of interest expense related to the amortization of the debt discount related to the warrant features of the Debenture. For the six months ended June 30, 2018, the Company recorded $92,332 of interest expense related to the amortization of the debt discount related to the warrant features of the Debenture.

DRAFT

Note 10 – Other Liabilities

Other liabilities consisted of the following:

	June 30,	December 31,
Current	2019	2018
Due to Mayoly	$455,560	$-
Lease liabilities	195,108	-
	$650,668	$-

	June 30,	December 31,
Long-term	2019	2018
Due to Mayoly	$398,615	$-
Lease liabilities	44,417	-
	$443,032	$-

Note 11 - Equity

On July 13, 2016, the Company amended its Certificate of Incorporation to increase the authorized shares of its common stock, $0.0001 par value, to 100,000,000 shares from 9,000,000 shares and increase the authorized shares of its preferred stock, $0.0001 par value, to 10,000,000 shares from 1,000,000 shares.

Common Stock

At June 30, 2019 and December 31, 2018, the Company had 21,103,434 and 17,704,925, respectively, of shares of its common stock issued and outstanding.

Voting

Each holder of common stock has one vote for each share held.

Stock Option Plan

The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three and six months ended June 30, 2019 and 2018, the Company granted 893,500 and 539,000, respectively of stock options under the 2014 Plan.

Series A Convertible Preferred Stock

At June 30, 2019 and December 31, 2018, there were no Series A Convertible Preferred Stock (“Series A Preferred”) outstanding. However, all terms of the Series A Preferred are still in effect.

Restricted Stock

During the three months ended June 30, 2019, 77,084 restricted shares of common stock vested with a fair value of $197,169. 33,334 of these 77,084 shares having a fair value of $101,335 vested during the three months ended June 30, 2019 due to the Company reaching enrollment of 30 patients in the Company's Phase II study to investigate MS1819-SD in CF patients. 30,000 of these 77,084 shares having a fair value of $51,000 were issued during the three months ended June 30, 2019 to our directors as a part of Board compensation. 13,750 of these 77,084 shares having a fair value of $44,834 vested during the three months ended June 30, 2019.

During the six months ended June 30, 2019, 179,667 restricted shares of common stock vested with a fair value of $493,454. 58,833 of these 179,667 shares having a fair value of $178,852 vested during the six months ended June 30, 2019 due to the Company dosing the first patients in the Company's Phase II study to investigate MS1819-SD in CF patients. 33,334 of these 179,667 shares having a fair value of $101,335 vested during the six months ended June 30, 2019 due to the Company reaching enrollment of 30 patients in the Company's Phase II study to investigate MS1819-SD in CF patients. 60,000 of these 179,667 shares having a fair value of $123,600 were issued during the six months ended June 30, 2019 to our directors as a part of Board compensation. 27,500 of these 179,667 shares having a fair value of $89,667 vested during the six months ended June 30, 2019.

DRAFT

During the three months ended June 30, 2019, the Company issued 13,379 shares of its common stock to a consultant as payment of $30,000 of accounts payable. During the six months ended June 30, 2019, the Company issued 40,481 shares of its common stock to a consultant as payment of $90,000 of accounts payable.

As of June 30, 2019, the Company had unrecognized restricted common stock expense of $292,359 that will be recognized over the average remaining vesting term of 1.80 years.

During the three months ended June 30, 2018, 317,500 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $986,160. During the three months ended June 30, 2018, 91,917 shares of restricted common stock vested with a value of $333,671 of which an aggregate of 30,000 shares with a value of $96,300 have been issued to our directors as a part of Board compensation. During the six months ended June 30, 2018, 379,000 shares of restricted common stock were granted or accrued to employees and consultants with a total value of $1,188,970. During the six months ended June 30, 2018, 158,834 shares of restricted common stock vested with a value of $555,981 of which an aggregate of 60,000 shares with a value of $190,500 have been issued to our directors as a part of Board compensation. The restricted common stock granted have vesting terms ranging from immediately to three years or based on the Company achieving certain milestones.

Note 12 - Warrants

In February 2019, as additional consideration for issuing convertible notes with ADEC and pursuant to a Warrant Amendment Agreement, the Company agreed to reduce the exercise price of certain outstanding warrants previously issued by the Company to ADEC and its affiliates, see Note 9.

Stock warrant transactions for the periods January 1 through June 30, 2019 and 2018 are as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2018	3,371,385	$3.17 - $7.37	$5.28

Granted during the period	244,400	$2.55 - $2.75	$2.58
Expired during the period	-	-	-
Exercised during the period	(503,070)	$2.50	$2.50
Warrants outstanding and exercisable at June 30, 2018	3,112,715	$2.55 - $7.37	$4.83

Warrants outstanding and exercisable at January 1, 2019	3,112,715	$2.55 - $7.37	$4.83

Granted during the period	75,663	$2.55 - $2.82	$2.68
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at June 30, 2019	3,188,378	$1.50 - $7.37	$3.51

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$1.50 - $2.99	1,329,628	2.75
$3.00 - $3.99	636,972	2.82
$4.00 - $4.99	196,632	2.51
$5.00 - $5.99	805,476	2.63
$6.00 - $6.99	187,750	2.26
$7.00 - $7.37	31,920	1.46
Total	3,188,378	2.68	$3.51

DRAFT

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

During the three and six months ended June 30, 2019, 75,663 warrants were issued to investment bankers in association with the April and May 2019 Public Offerings with a value of $116,582 that had no effect on expenses or stockholders’ equity.

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

During the three and six months ended June 30, 2019 893,500 stock options were granted with an exercise price of $1.70 and a term of five years. During the three months ended June 30, 2019, no options vested. During the six months ended June 30, 2019, 244,500 options vested having a fair value of $511,335 and an intrinsic value of $0. 242,000 of these options valued at $501,666 vested due to the Company having its first CF patient dosed with MS1819-SD anywhere in the world, which was achieved by the dosing of the first patient in the OPTION Study.

During the three and six months ended June 30, 2018, 539,000 stock options were granted with an exercise price of $3.04 and a term of five years. During the three months ended June 30, 2018, 96,250 options vested having a fair value of $248,930 and an intrinsic value of $0. During the six months ended June 30, 2018, 103,750 options vested having a fair value of $277,948 and an intrinsic value of $0.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,	June 30,
	2019	2018
Contractual term (in years)	5	5
Volatility	71%	85%
Risk-free interest rate	2.19%	2.82%
Dividend yield	-%	-%

The expected term of the options is based on expected future employee exercise behavior. Volatility is based on the historical volatility of the Company’s common stock if available or of several public entities that are similar to the Company. The Company bases volatility this way because it may not have sufficient historical transactions in its own shares on which to solely base expected volatility. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term at the grant date. The Company has not historically declared any dividends and does not expect to in the future.

DRAFT

The Company realized no income tax benefit from stock option exercises in each of the periods presented due to recurring losses and valuation allowances.

Stock option activity under the 2014 Plan is as follows:

	Number	Average	Remaining Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2018	545,000	$4.05	7.13	$-

Granted during the period	539,000	$3.04	5.00	$-
Expired during the period	-	-
Exercised during the period	-	-
Stock options outstanding at June 30, 2018	1,084,000	$3.72	5.82	$-

Exercisable at June 30, 2018	261,250	$4.26	8.60	$-

Non-vested stock options outstanding at January 1, 2018	387,500	$3.89	6.39	$-

Granted during the period	539,000	$3.04	5.00	$-
Vested during the period	(103,750)	$3.92	6.02	$-
Expired during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at June 30, 2018	822,750	$3.32	5.77	$-

Stock options outstanding at January 1, 2019	994,000	$3.58	5.42	$-

Granted during the period	893,500	$1.70	4.96
Expired during the period	-	-
Canceled during the period	-	-
Exercised during the period	-	-
Stock options outstanding at June 30, 2019	1,887,500	$2.58	4.94	$-

Exercisable at June 30, 2019	994,000	$3.58	4.92	$-

Non-vested stock options outstanding at January 1, 2019	244,500	$3.05	4.53	$-

Granted during the period	893,500	$1.70	4.96
Vested during the period	(244,500)	$3.05	4.53
Expired during the period	-	-
Canceled during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at June 30, 2019	893,500	$1.70	4.96	$-

5,681 shares of common stock were available for future issuance under the 2014 Plan as of June 30, 2019.

As of June 30, 2019, the Company had unrecognized stock-based compensation expense of $905,116. $121,560 of this unrecognized expense will be recognized over the average remaining vesting term of the options of one year. $713,405 of this unrecognized expense vests upon the completion of enrollment of the next trial of MS 1819-SD in the U.S. $70,151 of this unrecognized expense vests upon the completion of enrollment of the ongoing clinical trial assessing MS1819-SD in cystic fibrosis patients as a combination therapy with the standard of care. The expense related to these milestones will be recognized when the milestones become probable.

DRAFT

Note 14 - Agreements

Mayoly Agreement

During the three months ended June 30, 2019 and 2018, the Company charged $0 and $399,622, respectively, to Mayoly under the JDLA that was in effect during both periods. During the six months ended June 30, 2019 and 2018, the Company charged $403,020 and $525,605, respectively, to Mayoly under the JDLA that was in effect during both periods.

On March 27, 2019, the Company entered into the Mayoly APA pursuant to which the Company purchased substantially all rights, title and interest in and to MS1819-SD, see Recent Developments above.

INRA Agreement

In February 2006, Mayoly and INRA TRANSFERT, on behalf of INRA and CNRS (French government research centers), entered into a Usage and Cross-Licensing Agreement granting Mayoly exclusive worldwide rights to exploit Yarrowia lipolytica and other lipase proteins based on their patents for use in humans. The INRA Agreement provides for the payment by Mayoly of royalties on net sales, subject to Mayoly’s right to terminate such obligation upon the payment of a lump sum specified in the agreement. Upon execution of the Mayoly APA, all rights, obligations and interests under the INRA Agreement were transferred to the Company.

TransChem Sublicense

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases. No payments were made under this agreement in the three and six months ended June 30, 2019 and 2018.

DRAFT

Employment Agreements

Johan (Thijs) Spoor

On January 3, 2016, the Company entered into an employment agreement with its President and Chief Executive Officer, Johan Spoor. The employment agreement provided for a term expiring January 2, 2019. Although Mr. Spoor’s employment agreement has expired, he remains employed as the Company’s President and Chief Executive Officer under the terms of his prior employment agreement.

Either party may terminate Mr. Spoor’s employment at any time and for any reason, or for no reason. For a period of twelve (12) months after Mr. Spoor’s termination, Mr. Spoor shall not engage in competition with the Company either directly or indirectly, in any manner or capacity.

Mr. Spoor is paid a base salary of $425,000 per year. At the sole discretion of the board of directors or the compensation committee of the board, following each calendar year of employment, Mr. Spoor shall be eligible to receive an additional cash bonus based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the board of directors or the compensation committee.

Mr. Spoor was originally entitled to 380,000 10-year stock options pursuant to the 2014 Plan. In the first quarter of 2017, 100,000 options having a value of $386,900 were granted and expensed. On September 29, 2017, Mr. Spoor was granted 100,000 shares of restricted common stock subject to vesting conditions as follows: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD, in satisfaction of the Company’s obligation to issue the additional 280,000 options to Mr. Spoor described above, with an estimated fair value at the grant date of $425,000. All of these shares vested during 2018. $106,250 was expensed in the second quarter of 2018 and $318,750 was expensed in the fourth quarter of 2018 due to the Company completing both milestones.

On June 28, 2018, Mr. Spoor was granted 200,000 shares of restricted common stock subject to vesting conditions as follows: (i) 50% shall vest in three equal installments beginning one year from the date of issuance, and (ii) the remaining 50% shall vest as follows: one-third shall vest upon U.S. acceptance of IND for MS1819-SD, one-third upon the first dosing of a CF patient with MS1819-SD anywhere in the world, and the remaining one-third upon enrollment of the first 30 patients in a CF trial. These restricted shares had an estimated fair value at the grant date of $608,000 to be expensed when the above milestones are probable. 8,333 shares with a fair value of $25,332 vested and was expensed in the three months ended June 30, 2019 due to being earned over that time. 16,666 shares with a fair value of $50,664 vested and was expensed in the six months ended June 30, 2019 due to being earned over that time. 33,333 shares with a fair value of $101,332 vested and was expensed in the six months ended June 30, 2019 due to the first dosing of CF patients with MS1819-SD anywhere in the world.

On June 28, 2018, the Board approved a 2017 annual incentive bonus pursuant to his employment agreement in the amount of $212,500.

On June 13, 2019, Mr. Spoor was granted stock options to purchase 150,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, that vest upon the completion of enrollment of the next trial of MS 1819-SD in the U.S. These options had an estimated fair value at the grant date of $151,950 to be expensed when the above milestone is probable.

On June 29, 2019, the Board approved a 2018 annual incentive bonus pursuant to his employment agreement in the amount of $255,000 that is included in accrued expenses at June 30, 2019.

Maged Shenouda

On September 26, 2017, the Company entered into an employment agreement with Maged Shenouda, a member of the Company’s Board of Directors, pursuant to which Mr. Shenouda serves as the Company’s Chief Financial Officer. Mr. Shenouda’s employment agreement provides for the issuance of stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan. These options will vest as follows so long as Mr. Shenouda is serving as either Executive Vice-President of Corporate Development or as Chief Financial Officer (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD. The option is exercisable for $4.39 per share and will expire on September 25, 2027. All of these shares vested in 2018. $84,125 was expensed in the second quarter of 2018 and $252,375 was expensed in the fourth quarter of 2018 due to the Company completing both milestones.

DRAFT

On June 28, 2018, Mr. Shenouda was granted stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, subject to vesting conditions as follows: (i) 50% upon U.S. acceptance of an IND for MS1819-SD, and (ii) 50% upon the first CF patient doses with MS1819-SD anywhere in the world. These options had an estimated fair value at the grant date of $207,300 to be expensed when the above milestones are probable. 50,000 of these options having a fair value of $103,650 vested and was expensed in 2018 due to the FDA acceptance of the Company’s IND application for MS1819-SD. The remaining 50,000 options having a fair value of $103,650 vested and was expensed in the six months ended June 30, 2019 due to the first dosing of CF patients with MS1819-SD anywhere in the world.

On June 28, 2018, the Board approved a 2017 annual incentive bonus pursuant to his employment agreement in the amount of $82,500.

On June 13, 2019, Mr. Shenouda was granted stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, that vest upon the completion of enrollment of the next trial of MS 1819-SD in the U.S. These options had an estimated fair value at the grant date of $101,300 to be expensed when the above milestone is probable.

On June 28, 2019, the Board approved a 2018 annual incentive bonus pursuant to his employment agreement in the amount of $100,000 that is included in accrued expenses at June 30, 2019.

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

On June 28, 2018, Mr. Pennington was granted stock options to purchase 75,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, subject to vesting conditions as follows: (i) 50% upon U.S. acceptance of an IND for MS1819-SD, and (ii) 50% upon the first CF patient doses with MS1819-SD anywhere in the world. These options had an estimated fair value at the grant date of $155,475 to be expensed when the above milestones are probable. 37,500 of these options vested and $77,738 was expensed in 2018 due to the FDA acceptance of the Company’s IND application for MS1819-SD in 2018. 37,500 of these options having a fair value of $77,738 vested and was expensed in the six months ended June 30, 2019 due to the first dosing of CF patients with MS1819-SD anywhere in the world.

On June 13, 2019, Mr. Pennington was granted stock options to purchase 110,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, that vest upon the completion of enrollment of the next trial of MS 1819-SD in the U.S. These options had an estimated fair value at the grant date of $111,430 to be expensed when the above milestone is probable.

On June 13, 2019, the Board approved a 2018 annual incentive bonus pursuant to his employment agreement in the amount of $75,000 that is included in accrued expenses at June 30, 2019.

Note 15 - Leases

The Company adopted ASU 2016-02, Leases, as of January 1, 2019, using the modified retrospective approach. Prior year financial statements were not recast under the new standard.

DRAFT

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses expiring at various dates through 2020. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expense amounted to $51,011 and $36,766, respectively, in the three months ended June 30, 2019 and 2018. Lease expense amounted to $101,666 and $67,993, respectively, in the six months ended June 30, 2019 and 2018.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at
June 30, 2019 are:

June 30,
2019
Lease term and discount rate
Weighted-average remaining lease term	1.25 years
Weighted-average discount rate	6.0%

Maturities of operating lease liabilities at June 30, 2019 are as follows:

2019	$101,359
2020	154,066
Total lease payments	255,425
Less imputed interest	(15,900)
Present value of lease liabilities	$239,525

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At June 30, 2019 and December 31, 2018, the Company had no tax provision for either jurisdiction.

At June 30, 2019 and December 31, 2018, the Company had gross deferred tax assets of approximately $14,500,000 and $12,490,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $14,500,000 and $12,490,000, respectively, has been established at June 30, 2019 and December 31, 2018. The change in the valuation allowance in the six months ended June 30, 2019 and 2018 was $2,010,000 and $1,399,000, respectively.

At June 30, 2019, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $27,279,000 and $25,722,000, respectively. The NOL’s expire between the years 2034 and 2039. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At June 30, 2019 and December 31, 2018, the Company had approximately $17,072,000 and $15,406,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At June 30, 2019 and December 31, 2018, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

At June 30, 2019, diluted net loss per share did not include the effect of 3,188,378 shares of common stock issuable upon the exercise of outstanding warrants, 416,000 shares of restricted stock not yet issued, and 1,887,500 shares of common stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

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

Note 18 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s current Chief Executive Officer and president, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at both June 30, 2019 and December 31, 2018 is $478,400 for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both June 30, 2019 and December 31, 2018 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Included in accounts payable at June 30, 2019 and December 31, 2018 is $10,000 and $50,000, respectively, for Mr. Shenouda’s services.

Note 19 – Subsequent Events

July 2019 Underwritten Public Offering

On July 17, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC. (“Wainwright”) as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of 5 million shares of our common stock. Each share of common stock was sold at a public offering price of $1.00 per share, resulting in gross proceeds to us of $5,000,000, or net proceeds of approximately $4,500,000, after deducting the underwriting discount, estimated legal fees and other offering expenses payable by the Company (the “July 2019 Public Offering”). In addition, pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 750,000 shares of Common Stock at the same public offering price per share.

The July 2019 Public Offering was conducted pursuant to our effective shelf registration statement on Form S-3 (File No. 333-231954), filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2019, and declared effective on June 25, 2019, including the base prospectus dated June 4, 2019 included therein and the related prospectus supplement filed on July 19, 2019.

In addition to the underwriting discount received by the Underwriters, we also issued unregistered common stock purchase warrants to Wainwright to purchase up to 200,000 shares of common stock (the “Wainwright Warrants”). The Wainwright Warrants are exercisable immediately upon issuance, expire on July 17, 2024 and have an exercise price of $1.25 per share.

Cyber-Related Fraud

On August 8, 2019, management was advised that it was a victim of a cyber-related fraud whereby a hacker impersonated one of the Company’s key vendors to redirect payments, totaling approximately $400,000. The Company, including the Audit Committee, is currently conducting an investigation and reviewing all available avenues of recovery, including from the Company’s financial institution and potential insurance claims to recover the payments. As of August 12, 2019, management is unable to determine the magnitude of the loss, if any, resulting from the cyber-related fraud.

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

Our current product pipeline consists of two therapeutic programs under development, each of which are described below:

MS1819-SD

MS1819-SD is a yeast derived recombinant lipase for exocrine pancreatic insufficiency (“EPI”) associated with chronic pancreatitis (“CP”) and cystic fibrosis (“CF”). A lipase is an enzyme that breaks up fat molecules. MS1819-SD is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica. In June 2018, we completed an open-label, dose escalation Phase 2a trial of MS1819-SD in France, Australia, and New Zealand to investigate both the safety of escalating doses of MS1819-SD, and the efficacy of MS1819-SD through the analysis of each patient’s coefficient of fat absorption (“CFA”) and its change from baseline. A total of 11 CP patients with EPI were enrolled in the study and final data showed a strong safety and efficacy profile. Although the study was not powered for efficacy, in a pre-planned analysis, the highest dose cohort of MS1819-SD showed statistically significant and clinically meaningful increases in CFA compared to baseline with a mean increase of 21.8% and a p value of p=0.002 on a per protocol basis. Additionally, maximal absolute CFA response to treatment was up to 57%, with an inverse relationship to baseline CFA.

In October 2018, the U.S. Food and Drug Administration (“FDA”) cleared our Investigational New Drug (“IND”) application for MS1819-SD in patients with EPI due to CF. In connection with the FDA’s clearance of the IND, we initiated the multi-center Phase 2 OPTION study in the fourth quarter of 2018 in the United States and Europe (the “OPTION Study”). We targeted enrollment of 30 to 35 patients for the OPTION Study and dosed the first patients in February 2019. In June 2019, we reached our enrollment target for the study. We expect to announce topline results from the OPTION Study in the third quarter of 2019.

In addition to the OPTION Study, in July 2019 we launched a Phase 2 multi-center clinical trial in Hungary to investigate MS1819-SD in combination with standard porcine enzyme replacement therapy (“PERT”), the digestive standard of care for both CF and CP patients with EPI, for CF patients who suffer from severe EPI, but continue to experience clinical symptoms of fat malabsorption despite taking the maximum daily dose of PERTs. The Phase 2 study is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819-SD, in conjunction with a stable dose of PERTs, in order to increase CFA and relieve abdominal symptoms. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, with study completion anticipated in 2020.

b-Lactamase Program

Our b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, we have two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules. AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity, with degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, we are focused on advancing pre-clinical development of AZX1103. We are also currently assessing its plans for the continuation of the development of AZX1101.

We do not expect to generate revenue from drug candidates that we develop until we obtain approval for one or more of such drug candidates and commercialize our product or enter into a collaborative agreement with a third party. We do not have any products approved for sale at the present and have never generated revenue from product sale.

Recent Developments

April 2019 Registered Direct Public Offering

In April 2019, we completed a public offering of 1,294,930 shares of our common stock at a public offering price of $2.13 per share, resulting net proceeds of approximately $2.5 million, after deducting the selling agent fee paid to Alexander Capital, L.P. and other offering expenses payable by the Company (the “April 2019 Public Offering”). The April 2019 Public Offering was completed pursuant to our effective shelf registration statement on Form S-3 (File No. 333-226065) and the prospectus supplement filed on April 2, 2019.

In connection with the April 2019 Public Offering, we entered into a Selling Agent Agreement with Alexander Capital, L.P., pursuant to which we paid to Alexander Capital, L.P. (i) a cash fee equal to 7% of the aggregate gross proceeds of the April 2019 Public Offering, and (ii) issued to Alexander Capital, L.P. warrants to purchase 38,848 shares of our common stock (the “April 2019 Selling Agent Warrants”), an amount equal to 3% of the aggregate number of shares of common stock sold in the April 2019 Public Offering. We also reimbursed Alexander Capital, L.P. for its expenses on a non-accountable basis in an amount equal to 1% of the gross proceeds of the April 2019 Public Offering and $50,000 for other accountable expenses. The April 2019 Selling Agent Warrants will become exercisable one year from the date of issuance, expire on April 2, 2024 and have an exercise price of $2.55 per share.

May 2019 Registered Direct Public Offering

On May 9, 2019, we completed a second public offering with Alexander Capital of 1,227,167 shares of our common stock at a public offering price of $2.35 per share, resulting net proceeds of approximately $2.55 million, after deducting the selling agent fee paid to Alexander Capital and other offering expenses payable by the Company (the “May 2019 Public Offering”). The May 2019 Public Offering was completed pursuant to our effective shelf registration statement on Form S-3 (File No. 333-226065) and the prospectus supplement filed on May 9, 2019.

In connection with the May 2019 Public Offering, we entered into a Selling Agent Agreement with Alexander Capital, pursuant to which we (i) paid Alexander Capital a cash fee equal to 7.0% of the aggregate gross proceeds of the May 2019 Public Offering, and (ii) issued Alexander Capital warrants to purchase up to 36,815 shares of common stock a number of shares of Common Stock equal to 3.0% of the aggregate number of shares of Common Stock sold in the Offering. The Company also agreed to reimburse Alexander Capital for its expenses in connection with the Offering on a non-accountable basis in an amount equal to 1.0% of the gross proceeds of the Offering and up to $50,000 for other accountable expenses. The May 2019 Selling Agent Warrants will become exercisable one year from the date of issuance, expire on May 9, 2024 and have an exercise price of $2.82 per share.

July 2019 Underwritten Public Offering

On July 17, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC. (“Wainwright”) as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of 5.0 million shares of our common stock. Each share of common stock was sold at a public offering price of $1.00 per share, resulting in gross proceeds to us of $5.0 million, or net proceeds of $4.5 million, after deducting the underwriting discount, estimated legal fees and other offering expenses payable by the Company (the “July 2019 Public Offering”). In addition, pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 750,000 shares of Common Stock at the same public offering price per share.

The July 2019 Public Offering was conducted pursuant to our effective shelf registration statement on Form S-3 (File No. 333-231954), filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2019, and declared effective on June 25, 2019, including the base prospectus dated June 4, 2019 included therein and the related prospectus supplement filed on July 19, 2019.

In addition to the underwriting discount received by the Underwriters, we also issued unregistered common stock purchase warrants to Wainwright to purchase up to 200,000 shares of common stock (the “Wainwright Warrants”). The Wainwright Warrants are exercisable immediately upon issuance, expire on July 17, 2024 and have an exercise price of $1.25 per share.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2019, we had cash of approximately $1,311,000 and had an accumulated deficit of approximately $57,221,000. We are dependent on obtaining, and are continuing to pursue, funding necessary to continue our operations from outside sources, including obtaining additional funding from the sale of securities. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our operations to date primarily through the completion of our initial public offering in October 2016 (“IPO”), the issuance of debt and convertible debt securities, the issuance of common stock in various private placement transactions, and our public offerings in May 2018, April 2019, May 2019 and July 2019. We do not believe our current cash, including net proceeds from recent equity issuance, will be sufficient to fund our working capital requirements beyond the next 12 months. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities.

We are focused on expanding our product pipeline through collaborations, and also through potential acquisitions. We are continually evaluating potential asset acquisitions and business combinations. To finance such potential acquisitions, we may raise additional equity capital, incur additional debt, or both, which capital may not be available on a timely basis or on acceptable terms.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

Net cash used in operating activities for the six months ended June 30, 2019 was $6,653,777, which primarily reflected our net loss of $9,703,991 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $727,217, non-cash stock-based compensation of $511,335 due primarily to achievement of certain performance-based milestones associated with previously issued equity awards, non-cash restricted stock granted to employees/directors of $493,454 due primarily to reaching certain performance-based milestones, non-cash restricted stock granted to a consultant in payment of accounts payable for $90,000, accrued interest on convertible debt of $74,521, and non-cash debt discount - warrants on convertible debt of $87,959. Changes in assets and liabilities are due to an increase in other receivables of $193,152, a decrease in prepaid expenses of $312,672 due primarily to the expensing of prepaid insurance, an increase in right of use assets of $240,993 due to the adoption of new lease accounting standards, an increase in deposits of $4,125, an increase in accounts payable and accrued expenses of $940,347 due primarily to increases in expenses as detailed below and an increase in other liabilities of $250,579 due to the adoption of new lease accounting standards.

Net cash used in operating activities for the six months ended June 30, 2018 was $4,862,321, which primarily reflected our net loss of $6,942,174 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $407,919, non-cash fair value adjustment of the contingent consideration of $160,000, non-cash stock-based compensation of $277,948, non-cash restricted stock granted to employees/directors of $335,751, non-cash restricted stock granted/accrued to consultants of $220,230, non-cash debt discount - warrants on a 12% Senior Secured Original Issue Discount Convertible Debenture issued to Lincoln Park Capital in April 2017 of $92,332, and a non-cash warrant modification expense of $428,748. Changes in assets and liabilities are due to an increase in other receivables of $6,624 due primarily to the billings to our research partner Laboratoires Mayoly Spindler SAS, a decrease in prepaid expense of $142,560 due primarily to the expensing of prepaid insurance, and an increase in accounts payable and accrued expense of $35,989 due primarily to increased research and development expenses as detailed below.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $13,337 and $41,041, respectively, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2019 was $6,895,228, which consisted of $5,023,956 from the sale of Common Stock offered in our April and May 2019 Public Offerings, $2,000,00 from the issuance of the Notes to ADEC, and $61,590 received from a stockholder in relation to a warrant modification offset by repayment of a note payable of $190,318. Net cash provided by financing activities for the six months ended June 30, 2018 was $11,770,340, which consisted of $2,324,742 from the issuance of Common Stock in connection with the exercise of Repriced Warrants, $9,577,942 from the sale of Common Stock offered in our May 2018 Public Offering, offset by repayment of a note payable of $132,344.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Research and development (“R&D”) expense was $2,738,768 and $925,776, respectively, for the three months ended June 30, 2019 and 2018, an increase of $1,812,992. R&D expense was $4,857,301 and $2,603,805, respectively, for the six months ended June 30, 2019 and 2018, an increase of $2,253,496. The increases in R & D expenses for the three and six months ended June 30, 2019 as compared to the same periods in 2018 are primarily due to the startup of a research and development function in the U.S. including expenses for our OPTION study that were not present in the same period in 2018. We expect R&D expense to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

General and administrative (“G&A”) expense was $2,193,423 and $2,167,247, respectively, for the three months ended June 30, 2019 and 2018, an increase of $26,176 due primarily to an increase in investor relations due to efforts to increase the visibility of the Company. G&A expense was $4,678,533 and $4,083,580, respectively, for the six months ended June 30, 2019 and 2018, an increase of $594,953. The increase for the six months ended June 30, 2019 as compared to the same period in 2018 was due primarily to an increase in non-cash restricted stock and stock-based compensation granted accumulating to $170,860 due primarily to achieving certain performance-based milestones related to such grants, an increase in compensation of $279,300 due to increased personnel, and an increase in investor relations of $136,946. We expect G&A expense to increase going forward as we proceed closer to commercialization of our product candidates.

Fair value adjustment of our contingent consideration was $0 and $170,000, respectively, for the three months ended June 30, 2019 and 2018. Fair value adjustment of our contingent consideration was $0 and $160,000, respectively, for the six months ended June 30, 2019 and 2018. The difference in fair value adjustments in the three-and six- month periods ended June 30, 2019 as compared to the same periods in 2018 is due to the contingent consideration being eliminated in 2018.

Interest expense was $110,646 and $46,154, respectively, for the three months ended June 30, 2019 and 2018, an increase of $64,492. Interest expense was $167,757 and $94,789, respectively, for the six months ended June 30, 2019 and 2018, an increase of $72,968. The higher interest expense in the three- and six- month periods ended June 30, 2019 as compared to the same periods in 2018 is primarily due to Notes issued in 2019.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on April 1, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 12, 2019, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
1.1
Underwriting Agreement, by and between AzurRx BioPharma, Inc. and H.C. Wainwright & Co., LLC as representative of the several underwriters, dated July 17, 2019 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed on July 22, 2019).

4.1	Form of Selling Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on April 3, 2019).
4.2	Form of Selling Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on May 14, 2019).
4.3	Form of Common Stock Purchase Warrant, dated July 2019 incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed on July 22, 2019).
10.1
Selling Agent Agreement, by and between AzurRx BioPharma, Inc. and Alexander Capital, L.P., dated April 1, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 3, 2019).

10.2
Selling Agent Agreement, by and between AzurRx BioPharma, Inc. and Alexander Capital, L.P., dated May 9, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 14, 2019).

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
Date: August 12, 2019