Form 10-Q
period 2019-09-30
AzurRx BioPharma, Inc.
filed 2019-11-14
CIK 1604191

DRAFT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 26,155,111 shares of the registrant’s common stock, $0.0001 par value, (“common stock”) issued and outstanding.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2019.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2019	2018
ASSETS

Current Assets:
Cash	$1,549,825	$1,114,343
Other receivables	2,090,233	3,172,676
Prepaid expenses	89,756	512,982
Total Current Assets	3,729,814	4,800,001

Property, equipment, and leasehold improvements, net	95,367	128,854

Other Assets:
In process research and development, net	-	258,929
License agreements, net	-	311,548
Patents, net	3,538,971	-
Goodwill	1,832,915	1,924,830
Operating lease right-of-use assets	189,987	-
Deposits	48,669	45,233
Total Other Assets	5,610,542	2,540,540
Total Assets	$9,435,723	$7,469,395

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,754,217	$2,070,396
Accounts payable and accrued expenses - related party	525,520	670,095
Note payable	-	255,032
Convertible debt	1,947,073	-
Other current liabilities	592,676	-
Total Current Liabilities	5,819,486	2,995,523

Other liabilities	414,463	-
Total Liabilities	6,233,949	2,995,523

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 26,155,111 and 17,704,925 shares issued and outstanding, respectively, at September 30, 2019 and December 31, 2018	2,615	1,771
Additional paid-in capital	65,969,414	53,139,259
Accumulated deficit	(61,413,109)	(47,517,046)
Accumulated other comprehensive loss	(1,357,146)	(1,150,112)
Total Stockholders' Equity	3,201,774	4,473,872
Total Liabilities and Stockholders' Equity	$9,435,723	$7,469,395

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	09/30/19	09/30/18	09/30/19	09/30/18

Research and development expenses	$2,210,091	$1,168,874	$7,067,392	$3,772,679
General and administrative expenses	1,871,983	1,317,132	6,550,516	5,400,712
Fair value adjustment, contingent consideration	-	80,000	-	240,000

Loss from operations	(4,082,074)	(2,566,006)	(13,617,908)	(9,413,391)

Other:
Interest expense	(110,398)	(5,629)	(278,155)	(100,418)
Total other	(110,398)	(5,629)	(278,155)	(100,418)

Loss before income taxes	(4,192,472)	(2,571,635)	(13,896,063)	(9,513,809)

Income taxes	-	-	-	-

Net loss	(4,192,472)	(2,571,635)	(13,896,063)	(9,513,809)

Other comprehensive loss:
Foreign currency translation adjustment	(138,241)	(36,215)	(207,034)	(140,108)
Total comprehensive loss	$(4,330,713)	$(2,607,850)	$(14,103,097)	$(9,653,917)

Basic and diluted weighted average shares outstanding	24,962,691	16,889,519	21,080,701	14,895,323

Loss per share - basic and diluted	$(0.17)	$(0.15)	$(0.66)	$(0.64)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid In	Subscriptions	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total

Balance, January 1, 2018	-	$-	12,042,574	$1,205	$37,669,601	$(1,071,070)	$(33,983,429)	$(955,715)	$1,660,592

Common stock issued from public offering			4,160,000	416	9,577,647				9,578,063
Common stock issued to consultants			118,818	12	360,759				360,771
Common stock issued for warrant exercises			503,070	49	1,253,623	1,071,070			2,324,742
Stock-based compensation					306,966				306,966
Restricted stock granted to employees/directors			90,000	9	457,677				457,686
Convertible debt converted into common stock			26,000	3	68,670				68,673
Warrant modification					428,748				428,748
Foreign currency translation adjustment								(140,108)	(140,108)
Net loss							(9,513,809)		(9,513,809)
Balance, September 30, 2018	-	$-	16,940,462	$1,694	$50,123,691	$-	$(43,497,239)	$(1,095,823)	$5,532,323

Balance, January 1, 2019	-	$-	17,704,925	$1,771	$53,139,259	$-	$(47,517,046)	$(1,150,112)	$4,473,872

Common stock issued from public offerings			7,522,097	752	9,491,265				9,492,017
Common stock issued to consultants			62,158	6	112,494				112,500
Common stock issued to Mayoly for patents			775,931	77	1,740,882				1,740,959
Stock-based compensation					541,725				541,725
Restricted stock granted to employees/directors			90,000	9	556,879				556,888
Warrant modification					325,320				325,320
Received from stockholder in relation to warrant modification					61,590				61,590
Foreign currency translation adjustment								(207,034)	(207,034)
Net loss							(13,896,063)		(13,896,063)
Balance, September 30, 2019	-	$-	26,155,111	$2,615	$65,969,414	$-	$(61,413,109)	$(1,357,146)	$3,201,774

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months	Nine Months
	Ended	Ended
	09/30/19	09/30/18
Cash flows from operating activities:
Net loss	$(13,896,063)	$(9,513,809)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	51,261	46,073
Amortization	825,063	558,716
Fair value adjustment, contingent consideration	-	240,000
Stock-based compensation	541,725	306,966
Restricted stock granted to employees/directors	556,888	457,686
Restricted stock granted to consultants	112,500	360,771
Accreted interest on convertible debt	124,932	-
Accreted interest on debt discount - warrants	147,461	97,837
Warrant modification	-	428,748
Changes in assets and liabilities:
Other receivables	(261,981)	(134,052)
Prepaid expenses	420,218	216,236
Right of use assets	(192,257)	-
Deposits	(4,125)	(15,000)
Accounts payable and accrued expenses	601,096	(571,616)
Interest payable	-	(7,192)
Other liabilities	165,765	-
Net cash used in operating activities	(10,807,517)	(7,528,636)

Cash flows from investing activities:
Purchase of property and equipment	(17,243)	(48,359)
Net cash used in investing activities	(17,243)	(48,359)

Cash flows from financing activities:
Issuances of common stock	9,492,016	11,902,805
Issuances of convertible debt	2,000,000	-
Repayments of convertible debt		(286,529)
Received from stockholder in relation to warrant modification	61,590	-
Repayments of note payable	(255,032)	(159,180)
Net cash provided by financing activities	11,298,574	11,457,096

Increase in cash	473,814	3,880,101

Effect of exchange rate changes on cash	(38,332)	(25,932)

Cash, beginning balance	1,114,343	573,471

Cash, ending balance	$1,549,825	$4,427,640

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,762	$2,581

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Conversion of convertible debt into common stock	$-	$68,673

Common stock issued for patents purchased from Mayoly	$1,740,959	$-

Warrant modification related to convertible debt issuance	$325,320	$-

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

On September 25, 2019, the Company announced positive results from the OPTION Study. Results showed that the primary efficacy endpoint of CFA was comparable to the CFA in a prior phase two study in patients with CP, while using the same dosage of MS1819-SD. The dosage used in both studies was 2.2 grams per day, which was determined in agreement with the FDA as a bridging dose. Although the study was not powered for statistical significance, the data demonstrated meaningful efficacy results, with approximately 50% of the patients showing CFAs high enough to reach non-inferiority with standard porcine enzyme replacement therapy (“PERT”). Additionally, coefficient of nitrogen absorption (“CNA”) was comparable between the MS1819-SD and PERT arms, 93% vs. 97%, respectively, in the Option Study. This important finding confirms that protease supplementation is not likely to be required with MS1819-SD treatment. A total of 32 patients, ages 18 or older, completed the OPTION Study. The Company now plans to meet with the FDA before year-end based on prior communications, to discuss a Phase 2b or Phase 3 trial design exploring the use of higher doses and/or enteric-coated capsules to ensure higher levels of MS1819-SD in the duodenum.

In addition to the OPTION Study, in July 2019 the Company launched a Phase 2 multi-center clinical trial (the “Combination Trial”) in Hungary to investigate MS1819-SD in combination with PERT, for CF patients who suffer from severe EPI, but continue to experience clinical symptoms of fat malabsorption despite taking the maximum daily dose of PERTs. The Combination 2 study is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819-SD, in conjunction with a stable dose of PERTs, in order to increase CFA and relieve abdominal symptoms.

DRAFT

On October 15, 2019, the Company announced that it dosed the first patients in its Combination Trial. This study is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819-SD (700 mg, 1120 mg and 2240 mg per day, respectively), in conjunction with a stable dose of porcine PERTs, in order to increase the CFA and relieve abdominal symptoms. A combination therapy of PERT and MS1819-SD has the potential to: (i) correct macronutrient and micronutrient maldigestion; (ii) eliminate abdominal symptoms attributable to maldigestion; and (iii) sustain optimal nutritional status on a normal diet in CF patients with severe EPI. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, with study completion anticipated in 2020.

On October 17, 2019, the Company announced that the Cystic Fibrosis Foundation Data Safety Monitoring Board has completed its review of the Company’s final results of the OPTION Study and has found no safety concerns for MS1819-SD, and that the group supports the Company’s plan to proceed to a higher four-gram dose of MS1819-SD in its next planned Phase 2 clinical trial.

b-Lactamase Program

The Company’s b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, the Company has two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules. AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity, with degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, the Company is focused on advancing pre-clinical development of AZX1103 in addition to assessing plans for continuation of the development of AZX1101.

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

DRAFT

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

DRAFT

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

Cyber-Related Fraud

On August 8, 2019, management was advised that it was a victim of a cyber-related fraud whereby a hacker impersonated one of the Company’s key vendors to redirect payments, totaling $418,765. The Company, including the Audit Committee, completed its investigation and is reviewing all available avenues of recovery, including from the Company’s financial institution to recover the payments. As of September 30, 2019, the Company had recovered $50,858 from its financial institution but management is unable to determine the probability of recovering anything further from the cyber-related fraud. Therefore, as of September 30, 2019, the Company recorded a loss of $367,908 which is included in General and Administrative (“G&A”) expenses. As a result of the cyber-related fraud, the Company has instituted additional controls and procedures and all employees have now undergone cybersecurity training.

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

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at September 30, 2019 of approximately $2,090,000, and had an accumulated deficit of approximately $61,413,000 at September 30, 2019. The Company is dependent on obtaining, and continues to pursue, additional working capital funding from the sale of securities and debt in order to continue to execute its development plan and continue operations. Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At September 30, 2019 and December 31, 2018, the Company had $1,172,862 and $754,261, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Foreign Currency Translation

For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities are translated to U.S. dollars, which is the functional currency, at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the periods presented. Gains and losses from translation adjustments are accumulated in a separate component of stockholders’ equity.

DRAFT

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

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At September 30, 2019:
Cash	$1,549,825	$-	$1,549,825	$-	$1,549,825
Other receivables	$2,090,233	$-	$-	$2,090,233	$2,090,233
Convertible debt	$1,947,073	$-	$-	$1,947,073	$1,947,073

At December 31, 2018:
Cash	$1,114,343	$-	$1,114,343	$-	$1,114,343
Other receivables	$3,172,676	$-	$-	$3,172,676	$3,172,676
Note payable	$255,032	$-	$-	$255,032	$255,032

The fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received the following year and amounts due from our collaboration partner Mayoly, see Note 14.

The fair value of the note payable approximates carrying value due to the terms of such instruments and applicable interest rates.

The fair value of convertible debt is based on the par value plus accrued interest through the date of reporting due to the terms of such instruments and interest rates, or the current interest rates of similar instruments.

Note 4 - Other Receivables

Other receivables consisted of the following:

	September 30,	December 31,
	2019	2018
R&D tax credits	$2,019,211	$2,162,373
Other	71,022	1,010,303
Total other receivables	$2,090,233	$3,172,676

The research and development (“R&D”) tax credits are the 2017 and 2018 refundable tax credits for research conducted in France. The tax credits for the years 2016 through 2018 are currently being examined by the French tax authorities which is in the normal course of business. At December 31, 2018, Other consists primarily of amounts due from collaboration partner Mayoly.

DRAFT

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	September 30,	December 31,
	2019	2018
Laboratory equipment	$193,661	$190,406
Computer equipment	78,986	75,417
Office equipment	41,188	37,262
Leasehold improvements	35,711	29,163
Total property, plant and equipment	349,546	332,248
Less accumulated depreciation	(254,179)	(203,394)
Property, plant and equipment, net	$95,367	$128,854

Depreciation expense for the three months ended September 30, 2019 and 2018 was $17,220 and $15,653, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $51,261 and $46,073, respectively. Depreciation expense is included in general and administrative (“G&A”) expenses.

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into on March 27, 2019, in which the Company purchased all rights, title and interest in and to MS1819-SD (see Note 14), the Company recorded Patents in the amount of $3,802,745 as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at 12/31/19 - €400,000	449,280
Due to Mayoly at 12/31/20 - €350,000	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386

$3,802,745

Intangible assets are as follows:

	September 30,	December 31,
	2019	2018
In process research and development	$-	$416,600
Less accumulated amortization	-	(157,671)
In process research and development, net	$-	$258,929

License agreements	$-	$3,398,702
Less accumulated amortization	-	(3,087,154)
License agreements, net	$-	$311,548

Patents	$3,802,745	$-
Less accumulated amortization	(263,774)	-
Patents, net	$3,538,971	$-

Amortization expense for the three months ended September 30, 2019 and 2018 was $131,887 and $181,217, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $825,063 and $558,716, respectively. Amortization expense for the nine months ended September 30, 2019 included $384,234 from In process research and development and License agreements written off as a result of the Mayoly APA.

DRAFT

As of September 30, 2019, amortization expense is expected to be as follows for the next five years:

2019 (balance of year)	$131,887
2020	527,548
2021	527,548
2022	527,548
2023	527,548

Goodwill is as follows:

Goodwill
Balance at January 1, 2018	$2,016,240
Foreign currency translation	(91,410)
Balance at December 31, 2018	1,924,830
Foreign currency translation	(91,915)
Balance at September 30, 2019	$1,832,915

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Trade payables	$2,184,841	$1,532,110
Accrued expenses	509,597	285,061
Accrued payroll	59,779	253,225
Total accounts payable and accrued expenses	$2,754,217	$2,070,396

Note 8 - Note Payable

On December 14, 2018, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $286,203 that bears interest at an annual rate of 5.99%. Monthly payments, including principal and interest, are $32,599 per month. The balance due under this financing agreement at September 30, 2019 and December 31, 2018 was $0 and $255,032, respectively.

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

During the three months ended September 30, 2019, the Company accrued $50,411 of interest expense in connection with these convertible notes. During the three months ended September 30, 2019, the Company recorded $59,502 of interest expense in the form of amortization of debt discount related to the repriced warrants. During the nine months ended September 30, 2019, the Company accrued $124,932 of interest expense in connection with these convertible notes. During the nine months ended September 30, 2019, the Company recorded $147,461 of interest expense in the form of amortization of debt discount related to the repriced warrants.

Convertible Debt consisted of:

	September 30,	December 31,
	2019	2018
Convertible debt	$2,000,000	$-
Unamortized debt discount - revalued warrants	(177,859)	-
Accrued interest	124,932	-
Total convertible debt	$1,947,073	$-

LPC OID Debenture

On April 11, 2017, the Company entered into a Note Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company issued a 12% Senior Secured Original Issue Discount Convertible Debenture (the “Debenture”) to LPC.

On July 11, 2018, the Company paid off the remaining amount due under the terms of this Debenture in the amount of $286,529.

For the three months ended September 30, 2018, the Company recorded $5,505 of interest expense related to the amortization of the debt discount and beneficial conversion feature related to the warrant features of the Debenture. For the nine months ended September 30, 2018, the Company recorded $97,837 of interest expense related to the amortization of the debt discount and beneficial conversion feature related to the warrant features of the Debenture.

DRAFT

Note 10 – Other Liabilities

Other liabilities consisted of the following:

	September 30,	December 31,
Current	2019	2018
Due to Mayoly	$436,320	$-
Lease liabilities	156,356	-
	$592,676	$-

	September 30,	December 31,
Long-term	2019	2018
Due to Mayoly	$381,780	$-
Lease liabilities	32,683	-
	$414,463	$-

Note 11 - Equity

On July 13, 2016, the Company amended its Certificate of Incorporation to increase the authorized shares of its common stock, $0.0001 par value, to 100,000,000 shares from 9,000,000 shares and increase the authorized shares of its preferred stock, $0.0001 par value, to 10,000,000 shares from 1,000,000 shares.

Common Stock

At September 30, 2019 and December 31, 2018, the Company had 26,155,111 and 17,704,925, respectively, of shares of its common stock issued and outstanding.

Voting

Each holder of common stock has one vote for each share held.

Stock Option Plan

The Company’s board of directors and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. During the three months ended September 30, 2019 and 2018, no stock options were granted under the 2014 Plan. During the nine months ended September 30, 2019 and 2018, the Company granted 893,500 and 539,000, respectively of stock options under the 2014 Plan.

Series A Convertible Preferred Stock

At September 30, 2019 and December 31, 2018, there were no Series A Convertible Preferred Stock (“Series A Preferred”) outstanding. However, all terms of the Series A Preferred are still in effect.

Restricted Stock

During the three months ended September 30, 2019, 43,750 restricted shares of common stock vested with a fair value of $63,434. 30,000 of these 43,750 shares having a fair value of $18,600 were issued during the three months ended September 30, 2019 to our directors as a part of Board compensation. 13,750 of these 43,750 shares having a fair value of $44,834 vested during the three months ended September 30, 2019 due to the terms of such grants.

During the nine months ended September 30, 2019, 223,417 restricted shares of common stock vested with a fair value of $556,888. 58,833 of these 223,417 shares having a fair value of $178,852 vested during the nine months ended September 30, 2019 due to the Company dosing the first patients in the Company's Phase II study to investigate MS1819-SD in CF patients. 33,334 of these 223,417 shares having a fair value of $101,335 vested during the nine months ended September 30, 2019 due to the Company reaching enrollment of 30 patients in the Company's Phase II study to investigate MS1819-SD in CF patients. 90,000 of these 223,417 shares having a fair value of $142,200 were issued during the nine months ended September 30, 2019 to our directors as a part of Board compensation. 41,250 of these 223,417 shares having a fair value of $134,501 vested during the nine months ended September 30, 2019 due to the terms of such grants.

DRAFT

During the three months ended September 30, 2019, the Company issued 21,677 shares of its common stock to a consultant as payment of $22,500 of accounts payable. During the nine months ended September 30, 2019, the Company issued 62,518 shares of its common stock to a consultant as payment of $112,500 of accounts payable.

As of September 30, 2019, the Company had unrecognized restricted common stock expense of $247,526 that will be recognized over the average remaining vesting term of 1.57 years.

During the three months ended September 30, 2018, 43,750 restricted shares of common stock vested with a fair value of $121,935. 30,000 of these 43,750 shares having a fair value of $77,100 were issued during the three months ended September 30, 2018 to our directors as a part of Board compensation. 13,750 of these 43,750 shares having a fair value of $44,835 vested during the three months ended September 30, 2018 due to the terms of such grants. 5,000 shares of restricted common stock were canceled to employees and consultants with a total value of $15,200.

During the nine months ended September 30, 2018, 139,584 restricted shares of common stock vested with a fair value of $457,685. 90,000 of these 139,584 shares having a fair value of $267,600 were issued during the nine months ended September 30, 2018 to our directors as a part of Board compensation. 49,584 of these 139,584 shares having a fair value of $190,085 vested during the nine months ended September 30, 2018 due to the terms of such grants. 5,000 shares of restricted common stock were canceled during the nine months ended September 30, 2018 with a total value of $15,200.

During the three months ended September 30, 2018, the Company issued 55,067 shares of its common stock to consultants as payment of $140,541 of accounts payable. During the nine months ended September 30, 2018, the Company issued 118,067 shares of its common stock to consultants as payment of $360,771 of accounts payable.

Note 12 - Warrants

In February 2019, as additional consideration for issuing convertible notes with ADEC and pursuant to a Warrant Amendment Agreement, the Company agreed to reduce the exercise price of certain outstanding warrants previously issued by the Company to ADEC and its affiliates, see Note 9.

Stock warrant transactions for the periods January 1 through September 30, 2019 and 2018 are as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2018	3,371,385	$3.17 - $7.37	$5.28

Granted during the period	244,400	$2.55 - $2.75	$2.58
Expired during the period	-	-	-
Exercised during the period	(503,070)	$2.50	$2.50
Warrants outstanding and exercisable at September 30, 2018	3,112,715	$2.55 - $7.37	$4.83

Warrants outstanding and exercisable at January 1, 2019	3,112,715	$2.55 - $7.37	$4.83

Granted during the period	275,663	$1.25 - $2.82	$1.64
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at September 30, 2019	3,388,378	$1.25 - $7.37	$3.37

DRAFT

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$1.25 - $2.99	1,529,628	2.80
$3.00 - $3.99	636,972	2.56
$4.00 - $4.99	196,632	2.26
$5.00 - $5.99	805,476	2.38
$6.00 - $6.99	187,750	2.01
$7.00 - $7.37	31,920	1.21
Total	3,388,378	2.57	$3.37

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

During the three months ended September 30, 2019, 200,000 warrants were issued to investment bankers in association with the July 2019 Public Offerings with a value of $116,600. During the nine months ended September 30, 2019, 275,663 warrants were issued to investment bankers in association with the April, May, and July 2019 Public Offerings with a value of $233,182.

During the three months ended September 30, 2018, no warrants were issued to investment bankers. During the nine months ended September 30, 2018, 244,400 warrants were issued to investment bankers in association with the May 2018 Public Offering with a value of $416,426.

The weighted average fair value of warrants granted to non-employees during the three months ended September 30, 2019 was $0.58. The weighted average fair value of warrants granted to non-employees during the nine months ended September 30, 2019 and 2018 was $0.84 and $1.70, respectively. The fair value was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30,	September 30,
	2019	2018
Expected life (in years)	5	5
Volatility	71 - 73%	84%
Risk-free interest rate	1.83 - 2.37%	2.70%
Dividend yield	-%	-%

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

During the three months ended September 30, 2019, no stock options were granted. During the three months ended September 30, 2019, 30,000 options vested having a fair value of $30,390 and an intrinsic value of $0.

During the nine months ended September 30, 2019 893,500 stock options were granted with an exercise price of $1.70 and a term of five years. During the nine months ended September 30, 2019, 274,500 options vested having a fair value of $541,725 and an intrinsic value of $0. 242,000 of these options valued at $501,666 vested due to the Company having its first CF patient dosed with MS1819-SD anywhere in the world, which was achieved by the dosing of the first patient in the OPTION Study.

During the three months ended September 30, 2018, no stock options were granted. 7,500 options vested in the three months ended September 30, 2018 having a fair value of $29,018. 90,000 stock options were canceled with exercise prices ranging from of $3.04 to $3.60.

DRAFT

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

Stock option activity under the 2014 Plan is as follows:

	Number	Average	Remaining Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2018	545,000	$4.05	7.13	$-

Granted during the period	539,000	$3.04	5.00	$-
Expired during the period	-	-
Canceled during the period	(90,000)	$3.26	4.41	$-
Exercised during the period	-	-
Stock options outstanding at September 30, 2018	994,000	$3.58	5.67	$-

Exercisable at September 30, 2018	260,000	$4.29	7.47	$-

Non-vested stock options outstanding at January 1, 2018	387,500	$3.89	6.39	$-

Granted during the period	539,000	$3.04	5.00	$-
Vested during the period	(111,250)	$3.67	5.64	$-
Expired during the period	-	-	-
Canceled during the period	(81,250)	$3.26	4.41	$-
Exercised during the period	-	-	-
Non-vested stock options outstanding at September 30, 2018	734,000	$3.32	5.04	$-

DRAFT

Stock options outstanding at January 1, 2019	994,000	$3.58	5.42	$-

Granted during the period	893,500	$1.70	4.96	-
Expired during the period	-	-	-	-
Canceled during the period	-	-	-	-
Exercised during the period	-	-	-	-
Stock options outstanding at September 30, 2019	1,887,500	$2.58	4.69	$-

Exercisable at September 30, 2019	1,024,000	$3.52	4.54	$-

Non-vested stock options outstanding at January 1, 2019	244,500	$3.05	4.53	$-

Granted during the period	893,500	$1.70	4.96	-
Vested during the period	(274,500)	$2.91	3.88	-
Expired during the period	-	-	-	-
Canceled during the period	-	-	-	-
Exercised during the period	-	-	-	-
Non-vested stock options outstanding at September 30, 2019	863,500	$1.70	4.77	$-

530,849 shares of common stock were available for future issuance under the 2014 Plan as of September 30, 2019.

As of September 30, 2019, the Company had unrecognized stock-based compensation expense of $874,726. $91,170 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 0.75 years. $713,405 of this unrecognized expense vests upon the completion of enrollment of the next trial of MS 1819-SD in the U.S. $70,151 of this unrecognized expense vests upon the completion of enrollment of the ongoing clinical trial assessing MS1819-SD in cystic fibrosis patients as a combination therapy with the standard of care. The expense related to these milestones will be recognized when the milestones become probable.

Note 14 - Agreements

Mayoly Agreement

During the three months ended September 30, 2019 and 2018, the Company charged $0 and $96,119, respectively, to Mayoly under the JDLA that was in effect during both periods. During the nine months ended September 30, 2019 and 2018, the Company charged $403,020 and $621,724, respectively, to Mayoly under the JDLA that was in effect during both periods.

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

DRAFT

TransChem Sublicense

On August 7, 2017, the Company entered into a Sublicense Agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “Licensed Patents”) currently held by TransChem (the “Sublicense Agreement”). The Company may terminate the Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the Sublicense Agreement will expire upon the expiration of the last Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the Licensed Patents are achieved. The Licensed Patents will allow the Company to develop compounds for treating gastrointestinal and other infections which are specific to individual bacterial species. H.pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer and other diseases. Amounts paid under this Sublicense Agreement during the three and nine months ended September 30, 2019 and 2018 are $50,000 and $136,880, respectively, and are included in R&D expense.

Employment Agreements

James Sapirstein

Effective October 8, 2019, the Company entered into an employment agreement with Mr. Sapirstein to serve as its President and Chief Executive Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Sapirstein provides for a base salary of $450,000 per year. In addition to the base salary, Mr. Sapirstein is eligible to receive (i) a bonus of up to 40% of his base salary on an annual basis, based on certain milestones that are yet to be determined; (ii) 1% of net fees received by the Company upon entering into license agreements with any third-party with respect to any product current in development or upon the sale of all or substantially all assets of the Company; (iii) a grant of 200,000 restricted shares of the Company’s common stock which are subject to vest as follows (a) 100,000 upon the first commercial sale of MS1819 in the United States, and (b) 100,000 upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days; (iv) a grant of 300,000 10-year stock options to purchase shares of the Company’s common stock which are subject to vest as follows (a) 50,000 upon the Company initiating its next Phase II clinical trial in the United States for MS1819, (b) 50,000 upon the Company completing its next or subsequent Phase II clinical trial in the United States for MS1819, (c) 100,000 upon the Company initiating a Phase III clinical trial in the United States for MS1819, and (d) 100,000 upon the Company initiating a Phase I clinical trial in the United States for any product other than MS1819. Mr. Sapirstein is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his services to the Company.

In the event that Mr. Sapirstein’s employment is terminated by the Company for Cause, as defined in his employment agreement, or by Mr. Sapirstein voluntarily, then will not be entitled to receive any payments beyond amounts already earned, and any unvested equity awards will terminate. In the event that Mr. Sapirstein’s employment is terminated as a result of an Involuntary Termination Other than for Cause, as defined in the Agreement, Mr. Sapirstein will be entitled to receive the following compensation: (i) severance in the form of continuation of his salary (at the Base Salary rate in effect at the time of termination, but prior to any reduction triggering Good Reason) for a period of 12 months following the termination date; (ii) payment of Executive’s premiums to cover COBRA for a period of 12 months following the termination date; and (iii) a prorated annual bonus.

DRAFT

Johan (Thijs) Spoor

On January 3, 2016, the Company entered into an employment agreement with its former President and Chief Executive Officer, Johan Spoor. The employment agreement provided for a term expiring January 2, 2019. Although Mr. Spoor’s employment agreement has expired, he remained employed as the Company’s President and Chief Executive Officer under the terms of his prior employment agreement until his resignation on October 8, 2019. As previously reported on the Company’s Current Report on Form 8-K filed October 11, 2019, Mr. Spoor resigned from his position as the Company’s President and Chief Executive Officer effective October 8, 2019. Mr. Spoor continues to serve as a director on the Board of the Company.

Mr. Spoor was paid a base salary of $425,000 per year. At the sole discretion of the Board or the Compensation Committee of the Board, following each calendar year of employment, Mr. Spoor was eligible to receive an additional cash bonus based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the Board or the Compensation Committee.

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

On June 28, 2018, Mr. Spoor was granted 200,000 shares of restricted common stock subject to vesting conditions as follows: (i) 50% shall vest in three equal installments beginning one year from the date of issuance, and (ii) the remaining 50% shall vest as follows: one-third shall vest upon U.S. acceptance of IND for MS1819-SD, one-third upon the first dosing of a CF patient with MS1819-SD anywhere in the world, and the remaining one-third upon enrollment of the first 30 patients in a CF trial. These restricted shares had an estimated fair value at the grant date of $608,000 to be expensed when the above milestones are probable. 8,333 shares with a fair value of $25,332 vested and was expensed in the three months ended September 30, 2019 due to being earned over that time. 25,000 shares with a fair value of $76,000 vested and was expensed in the nine months ended September 30, 2019 due to being earned over that time. 33,333 shares with a fair value of $101,332 vested and was expensed in the nine months ended September 30, 2019 due to the first dosing of CF patients with MS1819-SD anywhere in the world.

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

On June 29, 2019, the Board approved a 2018 annual incentive bonus pursuant to his employment agreement in the amount of $255,000 that is included in accrued expenses at September 30, 2019.

Mr. Spoor received no additional or severance compensation and all unvested options and restricted shares of common stock were cancelled as a result of Mr. Spoor’s resignation.

DRAFT

Maged Shenouda

On September 26, 2017, the Company entered into an employment agreement with Maged Shenouda, pursuant to which Mr. Shenouda served as the Company’s Chief Financial Officer. Mr. Shenouda’s employment agreement provided for the issuance of stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan. These options vested as follows so long as Mr. Shenouda served as either Executive Vice-President of Corporate Development or as Chief Financial Officer (i) 75% upon FDA acceptance of a U.S. IND application for MS1819-SD, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819-SD. The option is exercisable for $4.39 per share and will expire on September 25, 2027. All of these shares vested in 2018. Due to the Company completing both milestones, $84,125 was expensed in the second quarter of 2018 and $252,375 was expensed in the fourth quarter of 2018.

On June 28, 2018, Mr. Shenouda was granted stock options to purchase 100,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, subject to vesting conditions as follows: (i) 50% upon U.S. acceptance of an IND for MS1819-SD, and (ii) 50% upon the first CF patient doses with MS1819-SD anywhere in the world. These options had an estimated fair value at the grant date of $207,300 to be expensed when the above milestones are probable. 50,000 of these options having a fair value of $103,650 vested and was expensed in 2018 due to the FDA acceptance of the Company’s IND application for MS1819-SD. The remaining 50,000 options having a fair value of $103,650 vested and was expensed in the nine months ended September 30, 2019 due to the first dosing of CF patients with MS1819-SD anywhere in the world.

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

On June 28, 2019, the Board approved a 2018 annual incentive bonus pursuant to his employment agreement in the amount of $100,000 that is included in accrued expenses at September 30, 2019.

As previously reported on the Company’s Current Report on Form 8-K filed November 1, 2019, Mr. Shenouda resigned from his position as the Company’s Chief Financial Officer effective November 30, 2019. Mr. Shenouda’s resignation was not due to any disagreements with respect to the Company’s operations, policies or plans and he received no additional or severance compensation in connection with his resignation. All options and restricted shares of common stock not otherwise exercised or vested will be cancelled effective upon the effective date of Mr. Shenouda’s resignation.

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

DRAFT

On June 28, 2018, Mr. Pennington was granted stock options to purchase 75,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, subject to vesting conditions as follows: (i) 50% upon U.S. acceptance of an IND for MS1819-SD, and (ii) 50% upon the first CF patient doses with MS1819-SD anywhere in the world. These options had an estimated fair value at the grant date of $155,475 to be expensed when the above milestones are probable. 37,500 of these options vested and $77,738 was expensed in 2018 due to the FDA acceptance of the Company’s IND application for MS1819-SD in 2018. 37,500 of these options having a fair value of $77,738 vested and was expensed in the nine months ended September 30, 2019 due to the first dosing of CF patients with MS1819-SD anywhere in the world.

On June 13, 2019, Mr. Pennington was granted stock options to purchase 110,000 shares of the Company’s common stock, issuable pursuant to the 2014 Plan, that vest upon the completion of enrollment of the next trial of MS 1819-SD in the U.S. These options had an estimated fair value at the grant date of $111,430 to be expensed when the above milestone is probable.

On June 13, 2019, the Board approved a 2018 annual incentive bonus pursuant to his employment agreement in the amount of $75,000 that was paid in the third quarter of 2019.

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

Lease expense amounted to $52,057 and $40,224, respectively, in the three months ended September 30, 2019 and 2018. Lease expense amounted to $153,723 and $108,217, respectively, in the nine months ended September 30, 2019 and 2018.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at September 30, 2019 are:

September 30,
2019
Lease term and discount rate
Weighted-average remaining lease term	1.00 years
Weighted-average discount rate	6.0%

Maturities of operating lease liabilities at September 30, 2019 are as follows:

2019	$49,983
2020	151,282
Total lease payments	201,265
Less imputed interest	(12,226)
Present value of lease liabilities	$189,039

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At September 30, 2019 and December 31, 2018, the Company had no tax provision for either jurisdiction.

At September 30, 2019 and December 31, 2018, the Company had gross deferred tax assets of approximately $16,156,000 and $12,490,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $16,156,000 and $12,490,000, respectively, has been established at September 30, 2019 and December 31, 2018. The change in the valuation allowance in the nine months ended September 30, 2019 and 2018 was $3,666,000 and $2,108,000, respectively.

DRAFT

At September 30, 2019, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $30,229,000 and $28,673,000, respectively. The NOL’s expire between the years 2034 and 2039. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At September 30, 2019 and December 31, 2018, the Company had approximately $17,266,000 and $15,406,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At September 30, 2019 and December 31, 2018, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

Note 17 - Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

At September 30, 2019, diluted net loss per share did not include the effect of 3,388,378 shares of common stock issuable upon the exercise of outstanding warrants, 416,000 shares of restricted stock not yet issued, and 1,887,500 shares of common stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

At September 30, 2018, diluted net loss per share did not include the effect of 3,112,715 shares of common stock issuable upon the exercise of outstanding warrants and 994,000 shares of common stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

Note 18 - Related Party Transactions

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s former Chief Executive Officer and president, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at September 30, 2019 and December 31, 2018 is $348,400 and $478,400, respectively, for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement. On October 8, 2019, Mr. Spoor resigned as Chief Executive Officer and President of the Company.

During the year ended December 31, 2015, the Company's President, Christine Rigby-Hutton, was employed through Rigby-Hutton Management Services (“RHMS”). Ms. Rigby-Hutton resigned from the Company effective April 20, 2015. Included in accounts payable at both September 30, 2019 and December 31, 2018 is $38,453 for RHMS for Ms. Rigby-Hutton’s services.

Starting on October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company used the services of Maged Shenouda as a financial consultant. Included in accounts payable at September 30, 2019 and December 31, 2018 is $10,000 and $50,000, respectively, for Mr. Shenouda’s services. On November 1, 2019, Mr. Shenouda submitted his resignation as Chief Financial Officer of the Company, effective November 30, 2019.

Note 19 – Subsequent Events

       Continued Listing

On November 1, 2019, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC ("Nasdaq") indicating that, based upon the closing bid price of the Company's common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Notice").

The Notice has no immediate effect on the continued listing status of the Company's common stock on the Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company will continue to monitor the closing bid price of its common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. To regain compliance, the closing bid price of the Company's common stock must be at least $1.00 per share for 10 consecutive business days at some point during the period of 180 calendar days from the date of the Notice, or until April 29, 2020. If the Company does not regain compliance with the minimum bid price requirement by April 29, 2020, Nasdaq may grant the Company a second period of 180 calendar days to regain compliance. To qualify for this additional compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

       Equity Purchase Agreement

On November 13, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $15,000,000 of the Company’s common stock. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15,000,000 of shares of common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 30-month period commencing on the date that a registration statement covering the resale of shares of common stock that have been and may be issued under the Purchase Agreement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied, all of which are outside the control of Lincoln Park. The Company has 60 business days to file the registration statement.

In consideration for Lincoln Park’s commitment to purchase up to $15,000,000 shares of common stock under, and subject to the terms of the Purchase Agreement, the Company is obligated to issue to Lincoln Park 487,168 shares of common stock. Additional terms and conditions of the Purchase Agreement and Registration Rights Agreement are set forth in the Current Report on Form 8-K filed on November 14, 2019.

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

Overview

AzurRx BioPharma, Inc. was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France. AzurRx and its wholly-owned subsidiary, AzurRx SAS (“ABS”), are jointly referred to as the “Company.”

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

On September 25, 2019, we announced positive results from the OPTION Study. Results showed that the primary efficacy endpoint of CFA was comparable to the CFA in a prior phase two study in patients with CP, while using the same dosage of MS1819-SD. The dosage used in both studies was 2.2 grams per day, which was determined in agreement with the FDA as a bridging dose. Although the study was not powered for statistical significance, the data demonstrated meaningful efficacy results, with approximately 50% of the patients showing CFAs high enough to reach non-inferiority with standard porcine enzyme replacement therapy (“PERT”). Additionally, coefficient of nitrogen absorption (“CNA”) was comparable between the MS1819-SD and PERT arms, 93% vs. 97%, respectively, in the Option Study. This important finding confirms that protease supplementation is not likely to be required with MS1819-SD treatment. A total of 32 patients, ages 18 or older, completed the OPTION Study. We now plan to meet with the FDA before year-end based on prior communications, to discuss a Phase 2b trial design exploring the use of higher doses and/or enteric-coated capsules to ensure higher levels of MS1819-SD in the duodenum.

On October 17, 2019, we announced that the Cystic Fibrosis Foundation Data Safety Monitoring Board has completed its review of our final results of the Phase 2 OPTION trial and has found no safety concerns for MS1819-SD, our lead product candidate for the treatment of exocrine pancreatic insufficiency in cystic fibrosis, and that the group supports our plan to proceed to a higher 4-gram dose of MS1819-SD in our next planned Phase 2 clinical trial.

In addition to the OPTION Study, in July 2019 we launched a Phase 2 multi-center clinical trial (the “Combination Trial”) in Hungary to investigate MS1819-SD in combination with PERT, for CF patients who suffer from severe EPI, but continue to experience clinical symptoms of fat malabsorption despite taking the maximum daily dose of PERTs. The Phase 2 study is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819-SD, in conjunction with a stable dose of PERTs, in order to increase CFA and relieve abdominal symptoms.

On October 15, 2019, we announced that we dosed the first patients in the Combination Trial.  This study is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819-SD (700 mg, 1120 mg and 2240 mg per day, respectively), in conjunction with a stable dose of porcine PERTs, in order to increase the coefficient of fat absorption (CFA) and relieve abdominal symptoms. A combination therapy of PERT and MS1819-SD has the potential to: (i) correct macronutrient and micronutrient maldigestion; (ii) eliminate abdominal symptoms attributable to maldigestion; and (iii) sustain optimal nutritional status on a normal diet in CF patients with severe EPI. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, with study completion anticipated in 2020.

b-Lactamase Program

Our b-lactamase program focuses on products with an enzymatic combination of bacterial origin for the prevention of hospital-acquired infections and antibiotic-associated diarrhea (“AAD”) by resistant bacterial strains induced by parenteral administration of several antibiotic classes. Currently, we have two compounds in pre-clinical development in this program, AZX1101 and AZX1103. Both AZX1101 and AZX1103 are composed of several distinct enzymes that break up individual classes of antibiotic molecules. AZX1103 is a b-lactamase enzyme combination that has shown positive pre-clinical activity, with degradation of amoxicillin in the presence of clavulanic acid in the upper gastrointestinal tract in the Gottingen minipig model. Currently, we are focused on advancing pre-clinical development of AZX1103 in addition to assessing plans for continuation of the development of AZX1101.

We do not expect to generate revenue from drug candidates that we develop until we obtain approval for one or more of such drug candidates and commercialize our product or enter into a collaborative agreement with a third party. We do not have any products approved for sale at the present and have never generated revenue from product sale.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2019, we had cash of approximately $1,550,000 and had an accumulated deficit of approximately $61,413,000. We are dependent on obtaining, and are continuing to pursue, funding necessary to continue our operations from outside sources, including obtaining additional funding from the sale of securities. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We have funded our operations to date primarily through the completion of our initial public offering in October 2016 (“IPO”), the issuance of debt and convertible debt securities, the issuance of common stock in various private placement transactions, and our public offerings in May 2018, April 2019, May 2019, and July 2019. We do not believe our current cash, including net proceeds from the recent equity issuance in July 2019, will be sufficient to fund our working capital requirements beyond the next 12 months. We expect to incur substantial expenditures in the foreseeable future for the development of our product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities.

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

July 2019 Underwritten Public Offering

On July 17, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC. (“Wainwright”) as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of 5.0 million shares of our common stock. Each share of common stock was sold at a public offering price of $1.00 per share, resulting in gross proceeds of $5.0 million, or net proceeds of $4.5 million, after deducting the underwriting discount, estimated legal fees and other offering expenses payable by the Company (the “July 2019 Public Offering”). In addition, pursuant to the terms of the Underwriting Agreement, the Company granted to the Underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock at the same public offering price per share.

The July 2019 Public Offering was conducted pursuant to our effective shelf registration statement on Form S-3 (File No. 333-231954), filed with the SEC on June 5, 2019, and declared effective on June 25, 2019, including the base prospectus dated June 4, 2019 included therein and the related prospectus supplement filed on July 19, 2019.

In addition to the underwriting discount received by the Underwriters, we also issued unregistered common stock purchase warrants to Wainwright to purchase up to 200,000 shares of common stock (the “Wainwright Warrants”). The Wainwright Warrants are exercisable immediately upon issuance, expire on July 17, 2024 and have an exercise price of $1.25 per share.

Cyber-Related Fraud

On August 8, 2019, management was advised that it was a victim of a cyber-related fraud whereby a hacker impersonated one of our key vendors to redirect payments, totaling $418,765. We were able to recover $50,858 following discovery of the cyber-related fraud and are currently pursuing other avenues of recovery for the balance of $367,908, including from our financial institution. Management currently believes that the likelihood of recovery of the balance is remote. Therefore, as of September 30, 2019, we recorded a loss of $367,908, which is included in General and Administrative (“G&A”) expenses.

Continued Listing

On November 1, 2019, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC ("Nasdaq") indicating that, based upon the closing bid price of our common stock, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2019, the Notice has no immediate effect on the continued listing status of our common stock on the Nasdaq Capital Market, and, therefore, our listing remains fully effective.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

Net cash used in operating activities for the nine months ended September 30, 2019 was $10,807,517, which primarily reflected our net loss of $13,896,063 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $876,324, non-cash stock-based compensation of $541,725 due primarily to achievement of certain performance-based milestones associated with previously issued equity awards, non-cash restricted stock granted to employees/directors of $556,888 due primarily to reaching certain performance-based milestones, non-cash restricted stock granted to a consultant in payment of accounts payable for $112,500, accrued interest on convertible debt of $124,932, and non-cash debt discount - warrants on convertible debt of $147,461. Changes in assets and liabilities are due to an increase in other receivables of $261,981, a decrease in prepaid expenses of $420,218 due primarily to the expensing of prepaid insurance, an increase in right of use assets of $192,257 due to the adoption of new lease accounting standards, an increase in deposits of $4,125, an increase in accounts payable and accrued expenses of $601,096 due primarily to increases in expenses as detailed below and an increase in other liabilities of $165,765 due to the adoption of new lease accounting standards.

Net cash used in operating activities for the nine months ended September 30, 2018 was $7,528,636, which primarily reflected our net loss of $9,513,809 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $604,789, non-cash fair value adjustment of the contingent consideration of $240,000, non-cash stock-based compensation of $306,966, non-cash restricted stock granted to employees/directors of $457,686, non-cash restricted stock granted/accrued to consultants of $360,771, non-cash debt discount - warrants on a 12% Senior Secured Original Issue Discount Convertible Debenture issued to LPC in April 2017 of $97,837, and a non-cash warrant modification expense of $428,748. Changes in assets and liabilities are due to an increase in other receivables of $134,052 due primarily to the billings to our research partner Mayoly, an increase in deposits of $15,000 due to a new office space lease for the startup of U.S. R&D, a decrease in accounts payable and accrued expenses of $571,616 due primarily to paying off balances, a decrease in interest payable of $7,192, offset by a decrease in prepaid expense of $216,236 due primarily to the expensing of prepaid insurance.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $17,243 and $48,359, respectively, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $11,298,574, which consisted of $9,492,016 from the sale of common stock offered in our April, May, and July 2019 Public Offerings, $2,000,000 from the issuance of the Notes to ADEC, and $61,590 received from a stockholder in relation to a warrant modification offset by repayment of a note payable of $255,032. Net cash provided by financing activities for the nine months ended September 30, 2018 was $11,457,096, which consisted of $2,324,742 from the issuance of common stock in connection with the exercise of certain repriced warrants in May 2018, $9,578,065 from the sale of common stock offered in our public offering in May 2018, offset by repayments of convertible debt of $286,529 and a note payable of $159,180.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Research and development (“R&D”) expense was $2,210,091 and $1,168,874, respectively, for the three months ended September 30, 2019 and 2018, an increase of $1,041,217. R&D expense was $7,067,392 and $3,772,679, respectively, for the nine months ended September 30, 2019 and 2018, an increase of $3,294,713. The increases in R&D expenses for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 are primarily due to the startup of a research and development function in the U.S. including expenses for our OPTION study that were not present in the same periods in 2018. We expect R&D expense to increase in future periods as our product candidates continue through clinical trials and we seek strategic collaborations.

G&A expense was $1,871,983 and $1,317,132, respectively, for the three months ended September 30, 2019 and 2018, an increase of $554,791. The increase for the three months ended September 30, 2019 as compared to the same period in 2018 was due primarily to an increase in investor relations of $251,919 due to efforts to increase the visibility of the Company and the fraud loss of $367,908 offset by a decrease in stock compensation of $58,501. G&A expense was $6,550,516 and $5,400,712, respectively, for the nine months ended September 30, 2019 and 2018, an increase of $1,149,804. The increase for the nine months ended September 30, 2019 as compared to the same period in 2018 was due primarily to an increase in non-cash restricted stock and stock-based compensation granted accumulating to $138,241 due primarily to achieving certain performance-based milestones related to such grants, an increase in compensation of $293,489 due to increased personnel, an increase in investor relations of $314,128 and the fraud loss of $367,908. We expect G&A expenses to increase going forward as we proceed closer to commercialization of our product candidates.

Fair value adjustment of our contingent consideration was $0 and $80,000, respectively, for the three months ended September 30, 2019 and 2018. Fair value adjustment of our contingent consideration was $0 and $240,000, respectively, for the nine months ended September 30, 2019 and 2018. The difference in fair value adjustments in the three-and nine- month periods ended September 30, 2019 as compared to the same periods in 2018 is due to the contingent consideration being eliminated in 2018.

Interest expense was $110,398 and $5,629, respectively, for the three months ended September 30, 2019 and 2018, an increase of $104,769. Interest expense was $278,155 and $100,418, respectively, for the nine months ended September 30, 2019 and 2018, an increase of $177,737. The higher interest expense in the three- and nine- month periods ended September 30, 2019 as compared to the same periods in 2018 is primarily due to Notes issued in 2019.

Net loss was $4,192,472 and $2,571,635, respectively, for the three months ended September 30, 2019 and 2018. Net loss was $13,896,063 and $9,513,809, respectively, for the nine months ended September 30, 2019 and 2018. The higher net loss for the three- and nine- month periods ended September 30, 2019 compared to the same period in 2018 is due to the changes in expenses as noted above.

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

Changes in Internal Control Over Financial Reporting

Other than the revision to its controls and procedures to require additional procedures where vendors request any changes to payment instructions, which revision was necessitated as a result of the discovery of a cyber-related fraud in August 2019, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on April 1, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 14, 2019, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZURRX BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ Maged Shenouda
Date: November 14, 2019		Maged Shenouda Chief Financial Officer (Principal Financial and Accounting Officer)