Form 10-K/A
period 2019-12-31
AzurRx BioPharma, Inc.
filed 2020-04-29
CIK 1604191

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

There were 27,457,651 shares of the registrant’s common stock outstanding as of April 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

AzurRx BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Company’s 2020 annual meeting of stockholders. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 30, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the Company’s other filings with the SEC.

-i-

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-K and the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020 (together, the “Annual Report”) contain forward-looking statements that involve substantial risks and uncertainties. All statements contained in the Annual Report other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

●
our ability to continue operating as a going concern;

●
our plans to develop and commercialize our lead product candidate, MS1819, and our other product candidates;

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

●
the impact of the coronavirus (COVID-19) pandemic on our operations, and current and planned clinical trials, including, but not limited to delays in clinical trial recruitment and participation; and

●
other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors of the 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
James Sapirstein	58	President, Chief Executive Officer and Non-Independent Director
Daniel Schneiderman	42	Chief Financial Officer
James E. Pennington	77	Chief Medical Officer
Edward J. Borkowski (1)(2)	60	Chairman of the Board of Directors
Charles J. Casamento (1)(2)	74	Director
Alastair Riddell (1)(2)	70	Director
Vern L. Schramm	77	Director
Gregory Oakes	52	Director
__________

(1)	Member of the Compensation Committee and Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee

The following is a summary of our executive officers’ and directors’ business experience.

James Sapirstein was appointed to the Board on October 8, 2019 and as the Company’s President and Chief Executive Officer effective that same day. Prior to joining the Company, Mr. Sapirstein served as Chief Executive Officer and as a director of ContraVir Pharmaceuticals, Inc. (now known as Hepion Pharmaceuticals, Inc.) from March 2014 to October 2018. Previously, Mr. Sapirstein was the Chief Executive Officer of Alliqua Therapeutics from October 2012 to February 2014. He founded and served as Chief Executive Officer of Tobira Therapeutics from October 2006 to April 2011 and served as Executive Vice President, Metabolic and Endocrinology for Serono Laboratories from June 2002 to May 2005. Mr. Sapirstein’s earlier career included a number of senior level positions in the area of marketing and commercialization, including as Global Marketing Lead for Viread (tenofovir) while at Gilead Sciences and as Director of International Marketing of the Infectious Disease Division at Bristol Myers Squibb. Mr. Sapirstein is currently the Chair Emeritus of BioNJ, the New Jersey affiliate of the Biotechnology Innovation Organization, and also serves on the Emerging Companies and Health Section Boards of the Biotechnology Innovation Organization. Mr. Sapirstein received his bachelor’s degree in pharmacy from Rutgers University and holds an MBA degree in management from Fairleigh Dickinson University.

Mr. Sapirstein’s nearly 36 years of pharmaceutical industry experience which spans areas such as drug development and commercialization, including participation in 23 product launches, six of which were global launches led by him makes him a valuable asset to the Board and in his oversight and execution of the Company’s business plan.

Daniel Schneiderman was appointed as Chief Financial Officer of the Company on January 2, 2020. Prior to joining the Company, from November 2018 through December 2019 Mr. Schneiderman served as Chief Financial Officer of Biophytis SA, (ENXTPA: ALBPS) and its U.S. subsidiary, Biophytis, Inc., a European-based, clinical-stage biotechnology company focused on the development of drug candidates for age-related diseases, with a primary focus on neuromuscular diseases. From February 2012 through August 2018, Mr. Schneiderman served as Vice President of Finance, Controller and Secretary of MetaStat, Inc. (OTCQB: MTST), a publicly traded biotechnology company with a focus on Rx/Dx precision medicine solutions to treat patients with aggressive (metastatic) cancer. From 2008 through February 2012, Mr. Schneiderman was Vice President of Investment Banking at Burnham Hill Partners LLC, a boutique investment bank providing capital raising, advisory and merchant banking services. From 2004 through 2008, Mr. Schneiderman served in various roles and increasing responsibilities, including as Vice President of Investment Banking at Burnham Hill Partners, a division of Pali Capital, Inc. Previously, Mr. Schneiderman worked at H.C. Wainwright & Co., Inc. in 2004 as an investment banking analyst. Mr. Schneiderman holds a bachelor’s degree in economics from Tulane University.

Dr. James E. Pennington was appointed as Chief Medical Officer of the Company in May 2018. Prior to joining the Company, Dr. Pennington served as Senior Clinical Fellow from 2010 to 2018 and as Executive Vice President and Chief Medical Officer from 2007 to 2010 at Anthera Pharmaceuticals, Inc. (NASDAQ: ANTH). From 2004 to 2007, Dr. Pennington served as Executive Vice President and Chief Medical Officer at CoTherix, Inc., and has held various executive positions at a number of pharmaceutical companies, including InterMune Inc., Shaman Pharmaceuticals and Bayer Corporation. He has served on several editorial boards and has authored numerous original research publications and reviews. Dr. Pennington is currently a Clinical Professor of Medicine with the University of California San Francisco, where he has taught since 1986. Prior to that, he was a professor at Harvard Medical School. Dr. Pennington received a Bachelor of Arts from the University of Oregon and a Doctor of Medicine from the University of Oregon School of Medicine, and is Board Certified in internal medicine and infectious diseases.

Edward J. Borkowski was appointed to the Board in May 2015, and currently serves as its Chair. Mr. Borkowski is a healthcare executive who has served as Executive Vice President of MiMedx Group, Inc. (NASDAQ: MDGX) until November 2019, but continues to serve as a consultant for MiMedx Group, Inc. through March 2020. Mr. Borkowski also served as a director for Co-Diagnostics, Inc. (NASDAQ: CODX) from May 2017 to June 2019, as the Chief Financial Officer of Aceto Corporation (NASDAQ: ACET) from February 2018 to April 2018, and has held several executive positions with for Concordia International, an international specialty pharmaceutical company, between May 2015 to February 2018. Mr. Borkowski has also served as Chief Financial Officer of Amerigen Pharmaceuticals, a generic pharmaceutical company with a focus on oral, controlled release products and as the Chief Financial Officer and Executive Vice President of Mylan N.V. In addition, Mr. Borkowski previously held the position of Chief Financial Officer with Convatec, a global medical device company focused on wound care and ostomy, and Carefusion, a global medical device company for which he helped lead its spin-out from Cardinal Health into an independent public company. Mr. Borkowski has also served in senior financial positions at Pharmacia and American Home Products (Wyeth). He started his career with Arthur Andersen & Co. after receiving his MBA in accounting from Rutgers University subsequent to having earned his degree in Economics and Political Science from Allegheny College. Mr. Borkowski is currently a Trustee and a member of the Executive Committee of Allegheny College.

Mr. Borkowski’s extensive healthcare and financial expertise, together with his public company experience provides the Board and management with valuable insight in the growth of the Company’s business plan.

Charles J. Casamento was appointed to the Board in March 2017. Since 2007, Mr. Casamento has been executive director and principal of The Sage Group, a health care advisory group. Prior to that, Mr. Casamento was president and Chief Executive Officer of Osteologix, a startup company which he oversaw going public, from October 2004 until April 2007. Mr. Casamento was the founder of Questcor Pharmaceuticals where he was President, Chief Executive Officer and Chair from 1999 through 2004. During his time at Questcor, the company acquired Acthar, a product with sales that would eventually exceed $1.0 billion. Mr. Casamento also served as President, Chief Executive Officer and Chair of RiboGene Inc. until 1999 when RiboGene was merged another company to form Questcor. He was also the Co-Founder, President and Chief Executive Officer of Indevus (formerly Interneuron Pharmaceuticals) and has held senior management positions at Genzyme Corporation, where he was Senior Vice President, American Hospital Supply, where he was Vice President of Business Development for the Critical Care division, Johnson & Johnson, Hoffmann-LaRoche and Sandoz. He currently serves on the Boards of Directors of Relmada Therapeutics (OTCQB: RLMD) and Eton Pharmaceuticals, and was previously a Director and Vice Chair of the Catholic Medical Missions Board, a large not for profit international organization. Mr. Casamento holds a bachelor's degree in Pharmacy from Fordham University and an MBA from Iona College.

Mr. Casamento’s expertise and knowledge of the financial community combined with his experience in the healthcare sector makes him a valued member of the Board

Dr. Alastair Riddell was appointed to the Board in September 2015. Since June 2016, Dr. Riddell has served as Chair of Nemesis Biosciences Ltd and Chair of Feedback plc (LON: FDBK). He has also served as Chair of the South West Academic Health Science network in the UK since January 2016. Since his appointment in December 2015, Dr. Riddell he has served as Non-Executive Director of Cristal Therapeutics in The Netherlands. From September 2012 to February 2016, he served as Chair of Definigen Ltd., and from November 2013 to September 2015 as Chair of Silence Therapeutics Ltd., and from October 2009 to November 2012 as Chair of Procure Therapeutics.  Between 2007 to 2009, Dr. Riddell served as the Chief Executive Officer of Stem Cell Sciences plc. and between 2005 to 2007, served at Paradigm Therapeutics Ltd. as the Chief Executive Officer. Between 1998 to 2005, Dr. Riddell also served as the Chief Executive Officer of Pharmagene plc. Dr. Riddell began his career as a doctor in general practice in a variety of hospital specialties and holds both a Bachelor of Science and a Bachelor of Medical Sciences degrees. He was recently awarded a Doctorate of Science, Honoris Causa by Aston University.

Dr. Riddell’s medical background coupled with his expertise in the life sciences industry, directing all phases of clinical trials, before moving to sales, marketing and general management, makes him a well-qualified member of the Board.

Dr. Vern L. Schramm was appointed to the Board in October 2017. Dr. Schramm has served as Professor of the Albert Einstein College of Medicine since 1987 and Chair of the Department of Biochemistry from 1987 to 2015, and2015 and was awarded the Ruth Merns Endowed Chair in Biochemistry. His fields of interest include enzymatic transition state analysis, transition state inhibitor design, biological targets for inhibitor design, and mechanisms of N-ribosyltransferases. Dr. Schramm was elected to the National Academy of Sciences in 2007, and2007 and served as the Associate Editor for the Journal of the American Chemical Society between 2003 to 2012. A frequent lecturer and presenter in topics related to chemical biology, Dr. Schramm has been a consultant and advisor to Pico Pharmaceuticals, Metabolon Inc., Sirtris Pharmaceuticals, and BioCryst Pharmaceuticals. Dr. Schramm obtained his BS in Bacteriology with an emphasis in chemistry from South Dakota State College and holds a Master’s Degree in Nutrition with an emphasis in biochemistry from Harvard University, a Ph.D. in Mechanism of Enzyme Action from the Australian National University and completed his postdoctoral training at NASA Ames Research Center, Biological Sciences, with an NSF-NRC fellowship.

Dr. Schramm’s substantial experience in biochemistry and expertise in the chemistry related to non-systemic biologics makes him a respected member of the Board and an asset to the Company specifically in the development of its product candidates.

Gregory Oakes was appointed to the Board on April 13, 2020.  Mr. Oakes brings over 25 years of pharmaceutical industry and leadership experience and currently serves as Corporate Vice President, Global Integration Lead for Otezla® (apremilast) at Amgen, Inc. where he is responsible for the integration and continued success for sustained growth of the brand with $2 billion in assets. Prior to Amgen from 2017 - 2019, Mr. Oakes served as Corporate Vice President and U.S. General Manager at Celgene Corp., a global biopharmaceutical company which develops and commercializes medicines for cancer and inflammatory disorders. Mr. Oakes also served as the Global Commercial Integration Lead at Celgene where he helped steer the $74 billion acquisition by Bristol-Myers Squibb and the $13.4 billion divestiture of Otezla®. From 2010 to 2017, Mr. Oakes held several positions at Novartis AG, the most recent as Head of Sandoz Biopharmaceuticals, North America. He began his career at Schering-Plough (Merck) where he held executive roles in both the U.S. and Europe. Mr. Oakes holds a bachelor's degree in Marketing and Business Administration from Edinboro University and a M.B.A. from Clemson University. He currently sits on the Board of BioNJ and previously served on various Executive Committees at Celgene, Novartis, and Schering- Plough (Merck).

Mr. Oakes’ background of over 25 years of pharmaceutical industry and leadership experience combined with broad experience in pharmaceutical commercialization and acquisitions makes him a qualified member of the Board.

Board of Directors

Director Independence

Our Board of Directors has reviewed the independence of our directors based on the listing standards of the Nasdaq Stock Market. Based on this review, the Board of Directors determined that Messrs. Borkowski and Casamento, and Drs. Riddell and Schramm are each independent, as defined in Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence.

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

Our Audit Committee currently consists of Messrs. Borkowski and Casamento and Dr. Riddell, with Mr. Borkowski serving as the Chairman. The rules of the Nasdaq Stock Market require our Audit Committee to consist entirely of at least three directors, all of whom must be deemed to be independent directors under the Listing Rules of the Nasdaq Stock Market. Our Board has affirmatively determined that Messrs. Borkowski and Casamento, and Dr. Riddell, each meet the definition of “independent director” for purposes of serving on an Audit Committee under the Nasdaq Stock Market Listing Rules. Our Board of Directors has determined that Messrs. Borkowski and Casamento each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Our Compensation Committee consists of Messrs. Borkowski and Casamento and Dr. Riddell, with Dr. Riddell serving as Chair. The rules of the Nasdaq Stock Market require our Compensation Committee to consist entirely of independent directors. Our Board has affirmatively determined that Mr. Borkowski and Dr. Riddell meet the definition of “independent director” for purposes of serving on a Compensation Committee under the Listing Rules of the Nasdaq Stock Market.

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

Board Attendance at Board of Directors, Committee and Stockholder Meetings

Our Board met eight times and acted by unanimous written consent 13 times during the fiscal year ended December 31, 2019. Our Audit Committee met three times and our Compensation Committee met once during the same period. Our Nominating and Corporate Governance Committee did not meet, instead the full Board met and acted on its behalf during the fiscal year ended December 31, 2019. Each of our directors serving during fiscal 2019 attended at least 75% of the meetings of the Board of Directors and the committees of the Board upon which such director served that were held during the term of his service.

We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, but directors are encouraged to attend.

Board Leadership Structure

Currently,Mr. James Sapirstein serves as our President and Chief Executive Officer and Mr. Edward J. Borkowski serves as Chair of our Board. Our Board of Directors has determined that it is in the best interests of the Board and the Company to maintain separate the roles for the Chief Executive Officer and Chair of the Board. The Board believes this structure increases the Board’s independence from management and, in turn, leads to better monitoring and oversight of management. Although the Board believes the Company is currently best served by separating the role of Board Chairman and Chief Executive Officer, the Board of Directors will review and consider the continued appropriateness of this structure on an annual basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent stockholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2019 and that such filings were timely, except for the following:

●
Mr. Borkowski, a director, filed two late Form 4s reporting an aggregate of four transactions;

●
Mr. Casamento, a director, filed a late Form 4 reporting one transaction;

●
Dr. Dupret, the former Chief Scientific Officer, filed a late Form 4 reporting two transactions;

●
Dr. Pennington, the Chief Medical Officer, filed a late Form 4 reporting one transaction;

●
Dr. Riddell, a director, filed a late Form 4 reporting one transaction;

●
Mr. Ross Jr., an individual who owns in excess of 5% of our common stock, filed a late Form 4 reporting five transactions; and

●
Dr. Schramm, a director, filed a late Form 4 reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation paid during the years ended December 31, 2019 and 2018 to our principal executive officer, principal financial officer and certain of our other executive officers, who are collectively referred to as “named executive officers” elsewhere in this Annual Report.

Current Named Executive Officers (1)	Year	Salary	Bonus	Equity Awards		All Other Compensation	Total

James Sapirstein	2019	$102,404	$-	$232,900	(3)	$-	$335,304
President and Chief Executive Officer	2018	$-	$-	-	(4)	$-	-

James E. Pennington	2019	$255,000	$75,000	$115,000	(3)	$-	$445,000
Chief Medical Officer	2018	$148,718	$-	$155,475	(5)	$-	$304,193

Former Named Executive Officers (2)
Johan M. (Thijs) Spoor	2019	$340,177	$-(6)	$157,500	(3)	$-	$497,677
Former President, Chief Executive Officer and Director	2018	$425,000	$212,500	$608,000	(5)	$-	$1,245,500

Maged Shenouda (3)	2019	$308,035	$-(7)	$105,000	(5)	$-	$413,035
Former Chief Financial Officer	2018	$296,666	$82,500	$207,300	(5)	$-	$586,466

Daniel Dupret	2019	$151,393	$-	$-		$-	$151,393
Former Chief Scientific Officer	2018	$234,999	$-	$169,980	(5)	$-	$404,979

(1)
Daniel Schneiderman was appointed as Chief Financial Officer subsequent to the year ended December 31, 2019, and therefore is excluded from the table. Mr. Sapirstein was appointed as President and Chief Executive Officer effective October 8, 2019 and received no compensation prior to his employment. Dr. Pennington was appointed as Chief Medical Officer effective May 30, 2018 and received no compensation prior to his employment.

(2)
Mr. Spoor’s employment with the Company as President and Chief Executive Officer terminated effective October 8, 2019 due to his resignation. In addition, Mr. Spoor resigned as a member of the Board on April 29, 2020.

Mr. Shenouda’s employment with the Company as Chief Financial Officer terminated effective November 30, 2019 due to his resignation. Dr. Dupret retired and resigned from his position as President of AzurRx SAS, a wholly owned French subsidiary of the Company effective July 1, 2019.

(3)
Represents the grant date fair value of restricted stock and stock options issued during the year ended December 31, 2019, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 of the notes to the consolidated financial statements contained in the Company’s 10-K, filed with the SEC on March 30, 2020.

(4)	Mr. Sapirstein received no compensation during this period or prior to his appointments as the Company’s President and Chief Executive Officer effective October 8, 2019.
(5)
Represents the grant date fair value of restricted stock and stock options issued during the year ended December 31, 2018, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 13 of the notes to the consolidated financial statements contained in the Company’s 10-K, filed with the SEC on April 1, 2019.

(6)
On June 28, 2019, the Company accrued an incentive bonus in the amount of $255,000 payable to Mr. Spoor. Subsequent to Mr. Spoor’s resignation, the Compensation Committee reviewed the accrued bonus and determined that such amount was not owed, which determination is being challenged by Mr. Spoor. As a result of management’s determination, the Company reversed the accrual in the quarter ended December 31, 2019. This bonus has been excluded from the table.

In addition, all unvested shares of restricted stock and stock options subject to time and other performance-based vesting conditions have been forfeited in connection with Mr. Spoor's resignation as the Company’s President and Chief Executive Officer.  Mr. Spoor also forfeited the right to receive 241,667 earned, but unissued shares of restricted stock in connection with his resignation from the Board on April 29, 2020.

(7)
On June 28, 2019, the Company accrued an incentive bonus in the amount of $100,000 payable to Mr. Shenouda. Subsequent to Mr. Shenouda’s resignation, the Compensation Committee reviewed the accrued bonus and determined that such amount was not owed, and the Company reversed the accrual in the quarter ended December 31, 2019. This bonus has been excluded from the table.

Overview of Our Fiscal 2019 and 2018 Executive Compensation

Elements of Compensation

Our executive compensation program consisted of the following components of compensation in 2019 and 2018:

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

Each named executive officer’s base salary for fiscal 2019 and 2018 is listed under the heading “Salary” in the Summary Compensation Table above.

Employment Agreements and Potential Payments upon Termination or Change of Control

Current Named Executive Officers

James Sapirstein

Effective October 8, 2019, the Company entered into an employment agreement with Mr. Sapirstein to serve as its President and Chief Executive Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Sapirstein provides for a base salary of $450,000 per year. In addition to the base salary, Mr. Sapirstein is eligible to receive (i) a cash bonus of up to 40% of his base salary on an annual basis, based on certain milestones that are yet to be determined; (ii) 1% of net fees received by the Company upon entering into license agreements with any third-party with respect to any product current in development or upon the sale of all or substantially all assets of the Company; (iii) a grant of 200,000 restricted stock units (“RSUs”) which are scheduled to vest as follows (a) 100,000 shares upon the first commercial sale of MS1819 in the U.S. and (b) 100,000 shares upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days; (iv) a grant of 300,000 10-year stock options to purchase shares of common stock with an exercise price equal to $0.56 per share, which are scheduled to vest as follows (a) 50,000 shares upon the Company initiating its next Phase II clinical trial in the U.S. for MS1819, (b) 50,000 shares upon the Company completing its next or subsequent Phase II clinical trial in the U.S. for MS1819, (c) 100,000 shares upon the Company initiating a Phase III clinical trial in the U.S. for MS1819, and (d) 100,000 shares upon the Company initiating a Phase I clinical trial in the U.S. for any product other than MS1819. Mr. Sapirstein is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his services to the Company.

In the event that Mr. Sapirstein’s employment is terminated by the Company for Cause, as defined in his employment agreement, or by Mr. Sapirstein voluntarily, then he will not be entitled to receive any payments beyond amounts already earned, and any unvested equity awards will terminate. In the event that Mr. Sapirstein’s employment is terminated as a result of an Involuntary Termination Other than for Cause, as defined in his employment agreement, Mr. Sapirstein will be entitled to receive the following compensation: (i) severance in the form of continuation of his salary (at the base salary rate in effect at the time of termination, but prior to any reduction triggering Good Reason (as such term is defined in Mr. Sapirstein’s employment agreement) for a period of twelve months following the termination date; (ii) payment of Mr. Sapistein’s premiums to cover COBRA for a period of twelve months following the termination date; and (iii) a prorated annual bonus.

Daniel Schneiderman

Effective January 2, 2020, the Company entered into an employment agreement with Mr. Schneiderman to serve as the Company’s Chief Financial Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Schneiderman provides for a base salary of $285,000 per year. In addition to the base salary, Mr. Schneiderman is eligible to receive (a) an annual milestone cash bonus based on certain milestones that will be established by the Company’s Board or the Compensation Committee, and (b) a grant of stock options to purchase 335,006 shares of common stock with an exercise price of $1.03 per share, which shall vest in three equal portions on each anniversary date of the execution of Mr. Schneiderman’s employment agreement, commencing on January 2, 2021, the first anniversary date of the agreement. Mr. Schneiderman is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his service to the Company. The Company may terminate Mr. Schneiderman’s employment agreement at any time, with or without Cause, as such term is defined in his employment agreement.

In the event that Mr. Schneiderman’s employment is terminated by the Company for Cause, as defined in Mr. Schneiderman’s employment agreement, or by Mr. Schneiderman voluntarily, then he will not be entitled to receive any payments beyond amounts already earned, and any unvested equity awards will terminate. If the Company terminates his employment agreement without Cause, not in connection with a Change of Control, as such term is defined in Mr. Schneiderman’s employment agreement, he will be entitled to (i) all salary owed through the date of termination; (ii) any unpaid annual milestone bonus; (iii) severance in the form of continuation of his salary for the greater of a period of six months following the termination date or the remaining term of the employment agreement; (iv) payment of premiums to cover COBRA for a period of six months following the termination date; (v) a prorated annual bonus equal to the target annual milestone bonus, if any, for the year of termination multiplied by the formula set forth in the agreement. If the Company terminates Mr. Schneiderman’s employment agreement without Cause, in connection with a Change of Control, he will be entitled to the above and immediate accelerated vesting of any unvested options or other unvested awards.

Dr. James E. Pennington

Effective May 28, 2018, the Company entered into an employment agreement with Dr. Pennington to serve as its Chief Medical Officer. The employment agreement with Dr. Pennington provides for a base annual salary of $250,000. In addition to his salary, Dr. Pennington is eligible to receive an annual milestone bonus, awarded at the sole discretion of the Board based on his attainment of certain financial, clinical development, and/or business milestones established annually by the Board or Compensation Committee. The Company may terminate Dr. Pennington’s employment agreement at any time, with or without Cause, as such term is defined in Dr. Pennington’s employment agreement. In the event of termination by the Company other than for Cause, Dr. Pennington is entitled to three months’ severance payable over such period. In the event of termination by the Company other than for Cause in connection with a Change of Control as such term is defined in Dr. Pennington’s employment agreement, Dr. Pennington will receive six months’ severance payable over such period.

Former Named Executive Officers

  Johan (Thijs) Spoor

On January 3, 2016, the Company entered into an employment agreement with its former President and Chief Executive Officer, Johan Spoor. The employment agreement provided for a term expiring January 2, 2019. Although Mr. Spoor’s employment agreement expired, he remained employed as the Company’s President and Chief Executive Officer under the terms of his prior employment agreement through his resignation from all positions with the Company on October 8, 2019. In addition, Mr. Spoor resigned as a member of the Board on April 29, 2020.

The employment agreement with Mr. Spoor provided for a base salary of $425,000 per year. At the sole discretion of the Board or the Compensation Committee of the Board, following each calendar year of employment, Mr. Spoor was eligible to receive an additional cash bonus based on his attainment of certain financial, clinical development, and/or business milestones to be established annually by the Board or the Compensation Committee. Mr. Spoor’s employment agreement was terminable by either party at any time. In the event of termination by us without Cause or by Mr. Spoor for Good Reason not in connection with a Change of Control, as those terms are defined in Mr. Spoor’s employment agreement, he was entitled to twelve months’ severance payable over such period. In the event of termination by us without Cause or by Mr. Spoor for Good Reason in connection with a Change of Control, as those terms are defined in Mr. Spoor’s employment agreement, he was eligible to receive eighteen months’ worth of his base salary in a lump sum as severance.

Mr. Spoor was originally entitled to 10-year stock options to purchase 380,000 shares of common stock, pursuant to the 2014 Plan. During the year ended December 31, 2017, stock options to purchase 100,000 shares of common stock with an exercise price of $4.48 per share with a grant date fair value of $386,900 were granted and vested. On September 29, 2017, Mr. Spoor was granted 100,000 shares of restricted common stock subject to milestone-based vesting, in satisfaction of the Company’s obligation to issue an additional 280,000 options to Mr. Spoor, with an estimated grant date fair value of $425,000. During the year ended December 31, 2018, all 100,000 shares of restricted common stock vested, but the stock options were cancelled as a result of Mr. Spoor’s resignation as the Company’s President and Chief Executive Officer.

On June 29, 2019, the Company accrued an incentive bonus in the amount of $255,000. Subsequent to Mr. Spoor’s resignation, the Compensation Committee reviewed the accrued bonus and determined that such amount was not owed and the Company, which determination is being challenged by Mr. Spoor.

Mr. Spoor received no additional or severance compensation and all unvested stock options and shares of restricted common stock granted to Mr. Spoor were cancelled as a result of Mr. Spoor’s resignation. As of December 31, 2019, there were 241,667 earned, but unissued shares of restricted common stock due to Mr. Spoor. However, Mr. Spoor forfeited the right to receive these shares on April 29, 2020 in connection with his resignation from the Board.

Maged Shenouda

On September 26, 2017, the Company entered into an employment agreement with Mr. Shenouda to serve as its Executive Vice-President of Corporate Development and Chief Financial Officer for a term of three years, during which time he received a base salary of $275,000. In addition to the base salary, Mr. Shenouda was eligible to receive an annual milestone cash bonus based on the achievement of certain financial, clinical development, and/or business milestones, which milestones were established annually at the sole discretion of the Company’s Board or the Compensation Committee. Mr. Shenouda’s employment agreement provided for the issuance of stock options to purchase 100,000 shares of common stock, pursuant to the 2014 Plan, with an exercise price of $4.39 per share and a term of ten years. These stock options vested according to the following performance-based criteria, so long as Mr. Shenouda served as either Executive Vice-President of Corporate Development or as Chief Financial Officer of the Company: (i) 75% upon FDA acceptance of a U.S. IND application for MS1819, and (ii) 25% upon the Company completing a Phase IIa clinical trial for MS1819. These stock options vested during the year ended December 31, 2018.

Mr. Shenouda’s employment agreement provided that the Company may terminate Mr. Shenouda’s employment agreement at any time, with or without Cause, as such term is defined in the agreement. If the Company terminated the agreement without Cause, or if the agreement was terminated due to a Change of Control, as such term is defined in the agreement, Mr. Shenouda was entitled to (i) all salary owed through the date of termination; (ii) any unpaid annual milestone bonus; (iii) severance in the form of continuation of his salary for the greater of a period of 12 months following the termination date or the remaining term of his employment agreement; (iv) payment of premiums to cover COBRA for a period of 12 months following the termination date; (v) a prorated annual bonus equal to the target annual milestone bonus, if any, for the year of termination multiplied by the formula set forth in the agreement; and (vi) immediate accelerated vesting of any unvested options or other unvested awards.

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

Outstanding Equity Incentive Awards At Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2019:

		Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of Unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

Current Named Executive Officers (1)

James Sapirstein	10/8/2019	-	300,000(2)	$0.56	10/7/2029
	10/8/2019					-	-	200,000 (3)	112,000

James E. Pennington	6/28/2018	75,000	-	$3.04	6/27/2023
	6/13/2019	-	110,000	$1.70	6/12/2024

Former Named Executive Officers

Maged Shenouda	2/3/2017	30,000	-	$4.48	2/2/2027
	9/26/2017	100,000	-	$4.39	9/24/2027
	6/28/2018	100,000	-	$3.04	6/27/2023
Johan M. (Thijs) Spoor (4)	-	-	-	-	-	-	-	-	-

(1)	Daniel Schneiderman was appointed as Chief Financial Officer subsequent to the year ended December 31, 2019, and therefore is excluded from the table.

(2)
Represents stock options issued to Mr. Sapirstein on October 8, 2019 under the terms of his employment agreement, which options will vest as follows: (i) 50,000 upon initiating its next U.S. Phase II clinical trial MS1819, (ii) 50,000 upon completing the next U.S. Phase II clinical trial, (iii) 100,000 upon the Company initiating a Phase III clinical trial in the U.S. for MS1819, and (iv) 100,000 upon initiating a U.S. Phase I clinical trial for any product other than MS1819.

(3)
Represents the restricted stock unit (“RSU”) award issued to Mr. Sapirstein on October 8, 2019 under the terms of his employment agreement, which RSU will vest as follows: (i) 100,000 upon the first commercial sale in the U.S. of MS1819, and (ii) 100,000 upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days.

(4)
As of December 31, 2019, there were 241,667 earned, but unissued shares of restricted common stock due to Mr. Spoor. However, Mr. Spoor forfeited the right to receive these shares on April 29, 2020 in connection with his resignation from the Board.

Non-Executive Director Compensation

For 2019, each of the Company’s non-executive directors received (i) an annual retainer of $35,000 for their service on the Board which is payable in either cash or shares of common stock in quarterly installments, at the Company’s discretion; and (ii) an annual grant of 30,000 shares of common stock in quarterly installments. During the year ended December 31, 2019, the Company elected to pay the annual retainer to non-executive directors in cash.

The following table provides information regarding compensation paid to non-employee directors for the year ended December 31, 2019. Messrs. Sapirstein, Shenouda and Spoor did not receive compensation for their service on the Board as employee directors for the year ended December 31, 2019. Information regarding executive compensation paid to Messrs. Sapirstein, Shenouda and Spoor during 2019 is reflected in the Summary Compensation table under “Executive Compensation” of this Form 10-K/A.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards(3)	All Other Compensation	Total
Edward J. Borkowski	$35,000	$43,350	$31,500	$-	$109,850
Charles J. Casamento	$35,000	$43,350	$31,500	$-	$109,850
Alastair Riddell	$35,000	$43,350	$31,500	$-	$109,850
Vern L. Schramm	$35,000	$43,350	$31,500	$-	$109,850

(1)	Mr. Oakes was appointed to the board effective April 13, 2020, and therefore has been excluded from the table.
(2)
Represents the aggregate grant date fair value of an aggregate of 30,000 shares of common stock issued to each of our non-employee directors in 2019 as partial payment of fees payable for each director’s service on the Board in 2019, calculated in accordance with ASC Topic 718.

(3)	Represents the aggregate grant date fair value of 30,000 stock options issued to each of our non-employee directors on June 13, 2019, calculated in accordance with ASC Topic 718.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders (1)	1,677,500	$2.30	1,274,819
Equity compensation plans not approved by security holders	-	-	-
Total	1,677,500	$2.30	1,274,819

(1)
Includes 632,667 shares of common stock are reserved under the 2014 Plan as of December 31, 2019, subject to the issuance of restricted stock and RSUs. Subsequent to December 31, 2019, Mr. Spoor forfeited a total of 241,667 reserved shares in connection with his resignation from the Board on April 29, 2020.

Amended and Restated 2014 Omnibus Equity Incentive Plan

The Board and stockholders have adopted and approved the 2014 Plan, which is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. The purpose of the 2014 Plan is to help us attract, motivate and retain such persons with awards under the 2014 Plan and thereby enhance stockholder value.

Administration. The 2014 Plan is administered by the Compensation Committee of the Board, which consists of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”). Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2014 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The Compensation Committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The Compensation Committee is also authorized to construe the award agreements, and agreements and may prescribe rules relating to the 2014 Plan. Notwithstanding the foregoing, the Compensation Committee does not have any authority to grant or modify an award under the 2014 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

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

Restricted Stock Awards and Restricted Stock Unit Awards. A restricted stock award is a grant or sale of common stock to the participant, subject to our right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if issued to the participant at no cost) in the event that conditions specified by the Compensation Committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to us. Restricted stock units entitle the participant to receive a cash payment equal to the fair market value of a share of common stock for each restricted stock unit subject to such restricted stock unit award, if the participant satisfies the applicable vesting requirement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of April 27, 2020, we had one class of voting stock outstanding: common stock. The following table sets forth information regarding shares of common stock beneficially owned as of April 27, 2020 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our common stock. Percent ownership is calculated based on 27,457,651 shares of common stock outstanding at April 27, 2020.

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percent Ownership of Class (3)
Current Named Executive Officers and Directors
James Sapirstein, President and Chief Executive Officer	-	*
Daniel Schneiderman, Chief Financial Officer (4)	28,917	*
James E. Pennington, Chief Medical Officer (5)	75,000	*
Edward J. Borkowski, Chair of the Board of Directors (6)	671,567	2.4%
Charles J. Casamento, Director (7)	151,998	*
Alastair Riddell, Director (8)	194,294	*
Vern L. Schramm, Director (9)	125,498	*
Gregory Oakes, Director (10)	-
Former Named Executive Officers
Johan M. (Thijs) Spoor, Former Chief Executive Officer, President and Director (11)	298,468	1.1%
Maged Shenouda, Former Chief Financial Officer (12)	230,000	*
Daniel Dupret, Former Chief Scientific Officer (13)	15,000	*
All Directors, Executive Officers and Former Named Executive Officers as a group (11 persons)	1,790,742	6.5%

5% Stockholders
Edmund Burke Ross, Jr. (14)	3,630,347	9.9%

 * Less than 1%.

(1)	Unless otherwise indicated, the address of such individual is c/o AzurRx BioPharma, Inc., 760 Parkside Avenue, Downstate Biotechnology Incubator, Suite 304, Brooklyn, NY 11226.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to warrants, options or other derivative securities that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of the Record Date.

(3)
Percentages are rounded to nearest percent. Percentages are based on 27,457,651 shares of common stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4)	Includes 1,000 shares of common stock and 27,917 shares of common stock issuable upon exercise of vested options.
(5)	Includes 75,000 shares of common stock issuable upon exercise of vested options.
(6)
Includes (i) 409,773 shares of common stock; (ii) 103,093 shares of common stock issuable upon the conversion of senior convertible promissory notes, (iii) 80,021 shares of common stock issuable upon the exercise of warrants;(iv) 65,000 shares of common stock issuable upon exercise of vested options; and (v) held 13,680 shares of common stock held by Mr. Borkowski’s spouse. Excludes (i) 45,000 restricted shares of common stock; and (ii) 75,000 shares of common stock issuable upon exercise of unvested options.

(7)
Includes (i) 107,998 shares of common stock; (ii) 35,000 shares of common stock issuable upon exercise of vested options; and (iii) 9,000 shares of common stock held by La Jolla Lenox Trust, a family trust of which the Trustee is someone other than Mr. Casamento. Mr. Casamento and members of his immediate family are the sole beneficiaries of the trust. Excludes 75,000 shares of common stock issuable upon exercise of unvested options.

(8)
Includes (i) 129,294 shares of common stock; and (ii) 65,000 shares of common stock issuable upon the exercise of vested options. Excludes (i) 30,000 unvested restricted shares of common stock; and (ii) 75,000 shares of common stock issuable upon exercise of unvested options.

(9)
Includes (i) 90,498 shares of common stock and (ii) 35,000 shares of common stock issuable upon exercise of vested options. Excludes 75,000 shares of common stock issuable upon exercise of unvested options.

(10)	Excludes 60,000 shares of common stock issuable upon exercise of unvested options.
(11)
Includes (i) 138,617 shares of common stock; (ii) 20,000 shares of common stock issuable upon exercise of vested options; (iii) 100,000 shares of common stock that may be purchased pursuant to options granted by third parties at an exercise price of $1.00 per share; and (iv) 39,851 shares of common stock held in a trust for the benefit of Mr. Spoor’s spouse and minor children. Mr. Spoor disclaims beneficial ownership with respect to such shares of common stock held in trust. Excludes (i) 60,000 shares of common stock issuable upon exercise of unvested options; and (ii) 241,667 shares of restricted common stock forfeited by Mr. Spoor on April 29, 2020.

(12)	Includes 230,000 shares of common stock issuable upon the exercise of vested options, which expire twelve months following the date of Mr. Shenouda’s termination.
(13)	Includes 15,000 shares of earned but unissued restricted common stock.
(14)
Based upon information contained in a Schedule 13D filed by Edmund Burke Ross, Jr. on February 26, 2019 and records maintained by the Company. Includes a total of (i) 1,750,8135 shares of common stock, (ii) 773,196 shares of common stock issuable upon the conversion of senior convertible promissory notes, and (iii) 1,106,338 shares of common stock issuable upon the exercise of warrants. Of these holdings, (i) 1,676,009 shares are held by ADEC Private Equity Investment, LLC, which include 1,031,268 shares of common stock, and 644,741 shares of common stock issuable upon exercise of warrants; (ii) 1,954,338 shares are held by EBR Ventures, LLC, which include 719,545 shares of common stock, 773,196 shares of common stock issuable upon the conversion of senior convertible promissory notes, and 461,597 shares of common stock issuable upon exercise of warrants. The 773,196 shares of common stock issuable upon the conversion of the of senior convertible promissory notes and 386,597 shares of common stock issuable upon the exercise of warrants issued to ERB Ventures, LLC are subject to 9.99% ownership blockers and are excluded from the beneficial ownership calculation. Mr. Ross, Jr. is the Manager of EBR Ventures, LLC, and ADEC Private Equity Investment, LLC, and has voting and dispositive power over the shares of common stock held by such entities. The address of Mr. Ross, Jr. and such entities are c/o JDJ Family Office Services, P.O. Box 962049, Boston, MA 02196.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Johan (Thijs) Spoor

During the year ended December 31, 2015, the Company employed the services of JIST Consulting (“JIST”), a company controlled by Johan (Thijs) Spoor, the Company’s former Chief Executive Officer and President, as a consultant for business strategy, financial modeling, and fundraising. Included in accounts payable at December 31, 2019 and 2018, is $348,400 and $478,400, respectively, for JIST relating to Mr. Spoor’s services. Mr. Spoor received no other compensation from the Company other than as specified in his employment agreement. On October 8, 2019, Mr. Spoor resigned as Chief Executive Officer and President of the Company, and on April 29, 2020, Mr. Spoor resigned as a member of the Board.

On June 28, 2019, the Company accrued an incentive bonus in the amount of $255,000 payable to Mr. Spoor. Subsequent to Mr. Spoor’s resignation, the Compensation Committee reviewed the accrued bonus and determined that such amount was not owed, which determination is being challenged by Mr. Spoor. As a result of management’s determination, the Company reversed the accrual in the quarter ended December 31, 2019.

As of December 31, 2019, Mr. Spoor was entitled to an aggregate of 241,667 shares of restricted common stock with an aggregate grant date fair value of $855,668 that have vested but not been issued.  Mr. Spoor forfeited the right to receive these shares on April 29, 2020 in connection with his resignation from the Board.

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

On June 28, 2019, the Company accrued an incentive bonus in the amount of $100,000 payable to Mr. Shenouda. Subsequent to Mr. Shenouda’s resignation, the Compensation Committee reviewed the accrued bonus and determined that such amount was not owed, and the Company reversed the accrual in the quarter ended December 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Mazars USA LLP for the years ended December 31, 2019 and 2018 for the professional services performed for us.

Audit Fees

The following table presents fees for professional services billed by Mazars USA LLP for the fiscal years ended December 31, 2019 and 2018.

	For the years ended December 31,
	2019	2018
Audit fees (1)	$124,640	$129,031
Audit-related fees (2)	71,500	28,101
Tax fees (3)	31,087	23,772
All other fees (4)	-	-
Total	$227,227	$180,904

(1)
Professional services rendered by the Mazars USA LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s.

(2)
The aggregate fees billed for assurance and related services by Mazars USA LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Note 1 above, principally related to registration statement filings.

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

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee has reviewed and discussed with management and Mazars USA LLP, our independent registered public accounting firm, the audited consolidated financial statements in the AzurRx BioPharma, Inc. Annual Report on Form 10-K for the year ended December 31, 2019. The Audit Committee has also discussed with Mazars USA LLP those matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 1301.

Mazars USA LLP also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and the independent registered public accounting firm, including as set forth above, the Audit Committee recommended to our Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Dated: April 29, 2020	Respectfully Submitted, Edward J. Borkowski, Chairman Alastair Riddell Charles J. Casamento

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

21.1	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21.1 filed with Registration Statement on Form S-1, filed July 13, 2016).
23*	Consent of Mazars USA LLP, dated March 30, 2020.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1*	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed as an exhibit to the Form 10-K filed with the SEC on March 30, 2020.
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

AZURRX BIOPHARMA, INC.
April 29, 2020	By: /s/ James Sapirstein Name: James Sapirstein Title: President and Chief Executive Officer By: /s/ Daniel Schneiderman Name: Daniel Schneiderman Title: Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ James Sapirstein	President, Chief Executive Officer and Director	April 29, 2020
James Sapirstein	(Principal Executive Officer)

/s/ Daniel Schneiderman	Chief Financial Officer	April 29, 2020
Daniel Schneiderman	(Principal Accounting Officer)

/s/ Edward J. Borkowski	Chair of the Board of Directors	April 29, 2020
Edward J. Borkowski

/s/ Charles Casamento	Director	April 29, 2020
Charles Casamento

/s/ Alastair Riddell	Director	April 29, 2020
Alastair Riddell

/s/ Vern Lee Schramm	Director	April 29, 2020
Vern Lee Schramm

/s/ Gregory Oakes	Director	April 29, 2020
Gregory Oakes