Form 10-Q
period 2020-03-31
AzurRx BioPharma, Inc.
filed 2020-05-15
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 28,202,850 shares of the registrant’s common stock, $0.0001 par value, (“common stock”) issued and outstanding.

TAB LE OF CONTENTS

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019 included in our Annual Report filed on Form 10-K, filed with the SEC on March 30, 2020.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2020.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2020	2019
ASSETS

Current Assets:
Cash	$1,630,007	$175,796
Other receivables	760,232	2,637,303
Prepaid expenses	507,197	595,187
Total Current Assets	2,897,436	3,408,286

Property, equipment, and leasehold improvements, net	73,547	77,391

Other Assets:
Patents	3,275,197	3,407,084
Goodwill	1,844,006	1,886,686
Operating lease right-of-use assets	53,399	82,386
Deposits	40,727	41,047
Total Other Assets	5,213,329	5,417,203
Total Assets	$8,184,312	$8,902,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,039,219	$1,754,682
Accounts payable and accrued expenses - related party	396,853	533,428
Note payable	279,616	444,364
Convertible debt	2,986,328	1,076,938
Other current liabilities	441,173	476,224
Total Current Liabilities	5,143,189	4,285,636

Stockholders' Equity:
Convertible preferred stock - Par value $0.0001 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference approximates par value	-	-
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 27,157,651 and 26,800,519 shares issued and outstanding, respectively, at March 31, 2020 and December 31, 2019	2,716	2,680
Additional paid-in capital	72,103,490	68,575,851
Accumulated deficit	(67,956,022)	(62,694,732)
Accumulated other comprehensive loss	(1,109,061)	(1,266,555)
Total Stockholders' Equity	3,041,123	4,617,244
Total Liabilities and Stockholders' Equity	$8,184,312	$8,902,880

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months
	Ended	Ended
	03/31/20	03/31/19

Research and development expenses	$1,553,360	$3,009,676
General and administrative expenses	1,375,091	1,593,968

Loss from operations	(2,928,451)	(4,603,644)

Other:
Interest expense	(2,332,839)	(57,111)
Total other	(2,332,839)	(57,111)

Loss before income taxes	(5,261,290)	(4,660,755)

Income taxes	-	-

Net loss	(5,261,290)	(4,660,755)

Other comprehensive loss:
Foreign currency translation adjustment	157,494	(95,281)
Total comprehensive loss	$(5,103,796)	$(4,756,036)

Basic and diluted weighted average shares outstanding	26,941,803	17,719,902

Loss per share - basic and diluted	$(0.20)	$(0.26)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

							Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	-	$-	17,704,925	$1,771	$53,139,259	$(47,517,046)	$(1,150,112)	$4,473,872

Common stock issued to consultants			27,102	2	59,998			60,000
Common stock issued to Mayoly for patents			775,931	77	1,740,882			1,740,959
Stock-based compensation					511,335			511,335
Restricted stock granted to employees/directors			30,000	3	296,282			296,285
Warrant modification					325,320			325,320
Received from stockholder in relation to warrant modification					61,590			61,590
Foreign currency translation adjustment							(95,281)	(95,281)
Net loss						(4,660,755)		(4,660,755)
Balance, March 31, 2019	-	$-	18,537,958	$1,853	$56,134,666	$(52,177,801)	$(1,245,393)	$2,713,325

Balance, January 1, 2020	-	$-	26,800,519	$2,680	$68,575,851	$(62,694,732)	$(1,266,555)	$4,617,244

Common stock issued to settle related payable accounts payable			105,937	11	131,126			131,137
Common stock issued to consultants			101,195	10	87,095			87,105
Common stock issued to Lincoln Park for Equity Purchase agreement			150,000	15	143,985			144,000
Warrants issued in association with convertible debt issuances					1,252,558			1,252,558
Beneficial conversion feature on convertible debt issuances					1,838,422			1,838,422
Stock-based compensation					74,453			74,453
Foreign currency translation adjustment							157,494	157,494
Net loss						(5,261,290)		(5,261,290)
Balance, March 31, 2020	-	$-	27,157,651	$2,716	$72,103,490	$(67,956,022)	$(1,109,061)	$3,041,123

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months	Three Months
	Ended	Ended
	03/31/20	03/31/19
Cash flows from operating activities:
Net loss	$(5,261,290)	$(4,660,755)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	9,661	17,114
Amortization	131,149	561,289
Non-cash lease expense	(6,065)	(1,030)
Stock-based compensation	54,950	511,335
Common stock issued to settle related party accounts payable	131,137	-
Restricted stock granted to employees/directors	19,503	296,285
Restricted stock granted to consultants	87,105	60,000
Accrued interest on convertible debt	164,281	24,658
Accretion of debt discount	2,059,086	29,104
Net changes in assets and liabilities:
Other receivables	2,064,252	(149,508)
Prepaid expenses	87,906	172,886
Deposits	-	(4,125)
Accounts payable and accrued expenses	(832,955)	514,950
Net cash used in operating activities	(1,291,280)	(2,627,797)

Cash flows from investing activities:
Purchase of property and equipment	(4,340)	(13,352)
Net cash used in investing activities	(4,340)	(13,352)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	144,000	-
Proceeds from issuance of convertible debt, net	3,227,002	2,000,000
Received from stockholder in relation to warrant modification	-	61,590
Repayments of convertible debt	(450,000)	-
Repayments of note payable	(164,748)	(94,448)
Net cash provided by financing activities	2,756,254	1,967,142

Increase (decrease) in cash	1,460,634	(674,007)

Effect of exchange rate changes on cash	(6,423)	(26,478)

Cash, beginning balance	175,796	1,114,343

Cash, ending balance	$1,630,007	$413,858

Supplemental disclosures of cash flow information:

Cash paid for interest	$104,153	$3,933

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for patents purchased from Mayoly	$-	$1,740,959

Warrant modification related to convertible debt issuance	$-	$325,320

See accompanying notes to consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company is currently focused on developing its lead drug product candidate, MS1819, a yeast derived recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) associated with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”).

Ongoing and Planned Clinical Studies

MS1819 – Phase 2b OPTION 2 Cystic Fibrosis Monotherapy Study

On October 17, 2019, the Company announced that the Cystic Fibrosis Foundation Data Safety Monitoring Board (the “CFF DSMB”) completed its review of the Company’s final results of the OPTION Cross-Over Study and has found no safety concerns for MS1819, and that the CFF DSMB supports the Company’s plan to proceed to a higher 4.4 gram dose of MS1819 with enteric capsules in its next planned multi-center dose escalation Phase 2b OPTION clinical trial (the “OPTION 2 Trial”). In December 2019, the Company submitted the clinical trial protocol to the existing IND at the FDA. The clinical trial protocol has been reviewed by the FDA with no comments. In April 2020, the Company received approval to conduct the OPTION 2 Trial in Therapeutics Development Network (TDN) clinical sites in the U.S. as well as Institutional Review Board (IRB) approval to commence the OPTION 2 Trial.

The OPTION 2 Trial is designed to investigate the safety, tolerability and efficacy of MS1819 (2.2 gram and 4.4 gram doses in enteric capsules) in a head-to-head manner versus the current standard of care, porcine pancreatic enzyme replacement therapy (PERT) pills. The OPTION 2 Trial will be an open-label, crossover study, conducted in 15 sites in the U.S. and Europe. A total of 30 CF patients 18 years or older will be enrolled.  MS1819 will be administered in enteric capsules to provide gastric protection and allow optimal delivery of enzyme to the duodenum.  Patients will first be randomized into two cohorts: to either the MS1819 arm, where they receive a 2.2 gram daily oral dose of MS1819 for three weeks; or to the PERT arm, where they receive their pre-study dose of PERT pills for three weeks. After three weeks, stools will be collected for analysis of coefficient of fat absorption (CFA). Patients will then be crossed over for another three weeks of the alternative treatment. After three weeks of cross-over therapy, stools will again be collected for analysis of CFA. A parallel group of patients will be randomized and studied in the same fashion, using a 4.4 gram daily dose of MS1819. All patients will be followed for an additional two weeks after completing both crossover treatments for post study safety observation. Patients will be assessed using descriptive methods for efficacy, comparing CFA between MS1819 and PERT arms, and for safety.

The Company expects to initiate the OPTION 2 Trial by the end of the second quarter of 2020, with target enrollment completion in the fourth quarter of 2020 and study completion anticipated in the first quarter of 2021, however, these timelines may be delayed due to the novel coronavirus ("COVID-19") pandemic.

MS1819 – Phase 2 Combination Therapy Study

In addition to the monotherapy studies, the Company launched a Phase 2 multi-center clinical trial (the “Combination Trial”) in Europe to investigate MS1819 in combination with PERT, for CF patients who suffer from severe EPI, but continue to experience clinical symptoms of fat malabsorption despite taking the maximum daily dose of PERTs. The Combination Trial is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819 (700 mg, 1120 mg and 2240 mg per day, respectively), in conjunction with a stable dose of PERTs, in order to increase CFA and relieve abdominal symptoms in uncontrolled CF patients. A combination therapy of PERT and MS1819 has the potential to: (i) correct macronutrient and micronutrient maldigestion; (ii) eliminate abdominal symptoms attributable to maldigestion; and (iii) sustain optimal nutritional status on a normal diet in CF patients with severe EPI.

On October 15, 2019, the Company announced that it dosed the first patients in its Combination Trial in Hungary. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, at clinical trial sites in Hungary and additional countries in Europe including Spain and possibly Turkey. Study completion was originally anticipated by the end of 2020; however, this timeline has been delayed due to the COVID-19 pandemic and topline results are now expected in the first quarter of 2021.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2019, has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

The unaudited interim consolidated financial statements include the accounts of AzurRx and its wholly-owned subsidiary, AzurRx SAS. Intercompany transactions and balances have been eliminated upon consolidation.

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at March 31, 2020 of approximately $2.2 million, and had an accumulated deficit of approximately $67.9 million at March 31, 2020. The Company is dependent on obtaining, and continues to pursue, additional working capital funding from the sale of securities and debt in order to continue to execute its development plan and continue operations. Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital through additional equity and/or debt financings, including utilization of our LPC Equity Line of Credit (see Note 11), in order to fund our ongoing operations and to satisfy our obligations under our convertible debt (see Note 9), and the impact of the COVID-19 pandemic which is evolving rapidly could negatively impact our ability to raise additional capital and our ability to repay, extend or restructure our convertible debt.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The accompanying unaudited consolidated financial statements are prepared in conformity with U.S. GAAP and include certain estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements (including goodwill, intangible assets and contingent consideration), and the reported amounts of revenues and expenses during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at March 31, 2020 and December 31, 2019, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At March 31, 2020 and December 31, 2019, the Company had $236,568 and $0, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and cash equivalents with high quality financial institutions.

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through March 31, 2020.

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

Patents                                                          7.2 years
In Process Research & Development            12 years
License Agreements                                        5 years

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2020.

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

Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At March 31, 2020 and December 31, 2019, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This ASU requires substantially all leases be recorded on the balance sheet as right of use assets and lease obligations. The Company adopted the ASU using a modified retrospective adoption method at January 1, 2019, as outlined in ASU No. 2018-11, “Leases - Targeted Improvements.” Under this method of adoption, there is no impact to the comparative condensed consolidated statements of operations and condensed consolidated balance sheets. The Company determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed carryforward of historical lease classifications. Adoption of this standard did not materially impact the Company’s results of operations and had no impact on the consolidated statements of cash flows.

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

Sublicense Agreement

As more fully discussed in Note 14, the Company entered into a sublicense agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to certain patents and patent applications. Any payments made to TransChem in connection with this sublicense agreement are recorded as R&D expense.

Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent Events

The Company considered events or transactions occurring after the balance sheet date but prior to the date the consolidated financial statements are available to be issued for potential recognition or disclosure in its consolidated financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This new guidance will be applied prospectively and is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. This ASU, which the Company adopted as of January 1, 2020, did not have a material effect on the Company’s consolidated financial statements.

Note 3 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At March 31, 2020:
Cash	$1,630,007	$-	$1,630,007	$-	$1,630,007
Other receivables	$760,232	$-	$-	$760,232	$760,232
Note payable	$279,616	$-	$-	$279,616	$279,616
Convertible debt	$2,986,328	$-	$-	$2,986,328	$2,986,328

At December 31, 2019:
Cash	$175,796	$-	$175,796	$-	$175,796
Other receivables	$2,637,303	$-	$-	$2,637,303	$2,637,303
Note payable	$444,364	$-	$-	$444,364	$444,364
Convertible debt	$1,076,938	$-	$-	$1,076,938	$1,076,938

At March 31, 2020, the fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received the following year.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 - Other Receivables

Other receivables consisted of the following:
	March 31,	December 31,
	2020	2019
R&D tax credits	$695,511	$2,566,281
Other	64,721	71,022
Total other receivables	$760,232	$2,637,303

At March 31, 2020, the R&D tax credits were comprised of the 2019 refundable tax credits for research conducted in France.

At December 31, 2019, the R&D tax credits were comprised of the 2017, 2018, and 2019 refundable tax credits for research conducted in France. In the quarter ended March 31, 2020, the Company received both the 2017 and 2018 refundable tax credits totaling approximately $1,770,000.

At December 31, 2019, Other consisted of amounts due from U.S. R&D tax credits.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	March 31,	December 31,
	2020	2019
Laboratory equipment	$193,661	$193,661
Computer equipment	74,836	74,836
Office equipment	36,703	36,703
Leasehold improvements	35,711	35,711
Total property, plant and equipment	340,911	340,911
Less accumulated depreciation	(267,364)	(263,520)
Property, plant and equipment, net	$73,547	$77,391

Depreciation expense for the three months ended March 31, 2020 and 2019 was $9,661 and $17,114, respectively.

For the three months ended March 31, 2020, $4,771 of depreciation is included in R&D expense and $4,890 of depreciation is included in G&A expense.

For the three months ended March 31, 2019, $12,095 of depreciation has been reclassified to R&D expense and $5,019 of depreciation remains in G&A expense.

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into on March 27, 2019, in which the Company purchased all rights, title and interest in and to MS1819 (see Note 14), the Company recorded Patents in the amount of $3,802,745 as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at 12/31/19 - €400,000	449,280
Due to Mayoly at 12/31/20 - €350,000	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386

$3,802,745

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets are as follows:

	March 31,	December 31,
	2020	2019
Patents	$3,802,745	$3,802,745
Less accumulated amortization	(527,548)	(395,661)
Patents, net	$3,275,197	$3,407,084

Amortization expense for the three months ended March 31, 2020 and 2019 was $131,149 and $561,289, respectively. Amortization expense for the three months ended March 31, 2019 included $384,234 from In process research and development and License agreements written off as a result of the Mayoly APA.

As of March 31, 2020, amortization expense related to patents is expected to be as follows for the next five years (2020 through 2024):

2020 (balance of year)	$395,661
2021	527,548
2022	527,548
2023	527,548
2024	527,548

Goodwill is as follows:

Goodwill
Balance at January 1, 2019	$1,924,830
Foreign currency translation	(38,144)
Balance at December 31, 2019	1,886,686
Foreign currency translation	(42,680)
Balance at March 31, 2020	$1,844,006

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2020	2019
Trade payables	$925,284	$1,683,505
Accrued expenses	113,935	71,177
Total accounts payable and accrued expenses	$1,039,219	$1,754,682

Note 8 - Note Payable

On December 5, 2019, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $498,783 that bears interest at an annual rate of 5.461%. Monthly payments, including principal and interest, are $56,689 per month. The balance due under this financing agreement at March 31, 2020 was $279,616.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Convertible Notes

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

Each of the ADEC Notes is convertible, at ADEC’s option, into shares of Common Stock, at a conversion price equal to $2.50 per share;provided, however, that pursuant to the term of the ADEC Notes, ADEC may not convert all or a portion of the ADEC Notes if such conversion would result in the significant stockholder and/or entities affiliated with him beneficially owning in excess of 19.99% of the shares of Common Stock issued and outstanding immediately after giving effect to the issuance of the shares issuable upon conversion of the ADEC Notes (the “ADEC Note Conversion Shares”).

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

In December 2019, the Company repaid $1,550,000 principal amount of the ADEC Notes and on January 2, 2020 repaid the remaining principal balance of $450,000 plus outstanding accrued interest of $104,153.

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

In December 2019, the Company issued Promissory Notes to the Note Investors in the aggregate principal amount of $3,386,300. The Promissory Notes mature on September 20, 2020, accrue interest at a rate of 9% per annum, and are convertible, at the sole option of the holder, into shares of Common Stock (the “Promissory Note Conversion Shares”) at a price of $0.97 per share (the “Conversion Option”). The Promissory Notes may be prepaid by the Company at any time prior to the maturity date in cash without penalty or premium (the “Prepayment Option”).

On January 2, 2020, January 3, 2020, and January 9, 2020, the Company issued Promissory Notes to the Note Investors in the aggregate principal amount of $3,517,700.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In connection with the four closings in December 2019 of the Promissory Note Offering, the Company paid aggregate placement agent fees of $338,630, which fees were based on (i) 9% of the aggregate principal amount of the Promissory Notes issued to the Note Investors introduced by the placement agent, and (ii) a non-accountable expense allowance of 1% of the gross proceeds from the Promissory Note Offering. In addition, the placement agent was issued warrants, containing substantially the same terms and conditions as the Note Warrants, to purchase an aggregate of 244,372 shares of Common Stock (the “Placement Agent Warrants”), representing 7% of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes issued to the Note Investors. The Placement Agent Warrants expire five years from the date of issuance. The Placement Agent Warrants in connection with the December 2019 closings have an exercise price of $1.21 per share.

In connection with the three closings in January 2020 of the Promissory Note Offering, the Company paid aggregate placement agent fees of $276,770, which fees were based on (i) 9% of the aggregate principal amount of the Promissory Notes issued to the Note Investors introduced by the placement agent, and (ii) a non-accountable expense allowance of 1% of the gross proceeds from the Promissory Note Offering. In addition, the placement agent was issued Placement Agent Warrants, to purchase an aggregate of 199,732 shares of Common Stock. 41,495 of these Placement Agent Warrants have an exercise price of $1.21 per share and 158,237 of these Placement Agent Warrants have an exercise price of $1.42 per share.

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

Pursuant to the January 2020 closings of the Promissory Note Offering, the principal amount of $3,517,700 was first allocated based on the relative fair value of the Promissory Notes and the Note Warrants. The fair value of the Note Warrants amounted to $2,439,272. Then the beneficial conversion feature was calculated, which amounted to $1,838,422. The Company incurred debt issuance costs of $472,326 related to the offering. The initial carrying value of the Promissory Notes issued amounted to $128,524.

During the three months ended March 31, 2020, the Company recognized $2,209,163 of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of $658,126, amortization of the beneficial conversion feature of $1,053,366, amortization of debt discount related to debt issuance costs of $347,594, and accrued interest expense of $150,077.

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Debt consisted of:

	Total	Promissory Notes	ADEC Notes	Total
	March 31,	March 31,	March 31,	December 31,
	2020	2020	2020	2019
Convertible debt	$6,904,000	$6,904,000	$-	$3,836,300
Unamortized debt discount - revalued warrants	-	-	-	(118,356)
Unamortized debt discount - warrants	(1,299,280)	(1,299,280)	-	(878,979)
Unamortized debt discount - BCF	(2,092,811)	(2,092,811)	-	(1,307,755)
Unamortized debt discount - debt issuance costs	(684,048)	(684,048)	-	(566,815)
Accrued interest	158,467	158,467	-	112,543
Total convertible debt	$2,986,328	$2,986,328	$-	$1,076,938

Note 10 – Other Liabilities

Other liabilities consisted of the following:

	March 31,	December 31,
Current	2020	2019
Due to Mayoly	$386,925	$392,989
Lease liabilities	54,248	83,235
	$441,173	$476,224

Note 11 – Equity

On December 19, 2019, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”), whereby, the shareholders approved, among others, the following proposals: (i) amending the Company’s Certificate of Incorporation to increase the authorized shares of its Common Stock to 150,000,000 shares from 100,000,000 shares, and (ii) amending the Company’s Charter to authorize the Board to effect a reverse stock split of both the issued and outstanding and authorized shares of Common Stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-five (1:5), any time prior to the one-year anniversary date of the Annual Meeting, with the exact ratio to be determined by the Board (the “Reverse Split”). As of March 31, 2020, the Board had not elected to effect a Reverse Split.

Common Stock

The Company had 27,157,651 and 26,800,519 shares of its Common Stock issued and outstanding at March 31, 2020 and December 31, 2019, respectively.

The holders of our Common Stock are entitled to one vote per share. In addition, the holders of our Common Stock will be entitled to receive ratably such dividends, if any, as may be declared by our Board out of legally available funds;however, the current policy of our Board is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our Common Stock will be entitled to share ratably in all assets that are legally available for distribution.

Voting

Each holder of common stock has one vote for each share held.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company issued an aggregate of 335,006 and 0 stock options, during the three months ended March 31, 2020 and 2019, respectively, under the 2014 Plan (see Note 13). As of March 31, 2020, there were an aggregate of 4,245,905 total shares available under the 2014 Plan, of which 1,997,506 are issued and outstanding, 632,667 shares are reserved subject to issuance of restricted stock and RSUs and 1,615,732 shares are available for potential issuances. The Company may issue securities outside of the 2014 Plan.

Series A Convertible Preferred Stock

At March 31, 2020 and December 31, 2019, there were no shares of Series A Convertible Preferred Stock (“Series A Preferred”) outstanding. However, all terms of the Series A Preferred are still in effect.

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the three months ended March 31, 2020, the Company issued 150,000 shares of Common Stock in connection with the LPC Purchase Agreement, resulting in gross proceeds to the Company of $144,000.

Common Stock Issuances

During the three months ended March 31, 2020, the Company issued an aggregate of 101,195 shares of its Common Stock to consultants with a grant date fair value of $87,105 for services provided, that was recorded as part of G&A expense.

During the three months ended March 31, 2020, the Company issued its outside Board members an aggregate of 105,937 shares of Common Stock for the settlement of accounts payable in the aggregate amount of $131,137. The aggregate effective settlement price was $1.24 per share, and each individual stock issuance was based on the closing stock price of the Common Stock on the initial date the payable was accrued.

During the three months ended March 31, 2019, the Company issued 27,102 shares of its common stock to a consultant as payment of $60,000 of accounts payable.

During the three months ended March 31, 2019, the Company issued an aggregate of 30,000 shares of its Common Stock to outside members of its Board as payment of Board fees with an aggregate grant date fair value of $296,285, that was recorded as part of G&A expense.

Restricted Stock and Restricted Stock Units

During the three months ended March 31, 2020, an aggregate of 5,417 unvested restricted shares of Common Stock subject to time-based vesting, vested with a total grant date fair value of $19,500.

During the three months ended March 31, 2019, an aggregate of 72,583 unvested restricted shares of Common Stock subject to milestone-based vesting, vested with a total grant date fair value of $223,685. 58,833 of these 72,583 shares with a total grant date fair value of $178,852 vested during the three months ended March 31, 2019 due to the Company achieving certain clinical milestones. 13,750 of these 72,583 shares with a total grant date fair value of $44,833 vested during the three months ended March 31, 2019 due to the terms of such grants.

As of March 31, 2020, the Company had unrecognized restricted common stock expense of $424,439. $31,189 of this unrecognized expense will be recognized over the average remaining vesting term of 0.4 years. $196,625 of this unrecognized expense vests upon the first commercial sale in the United States of MS1819 and $196,625 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable at March 31, 2020.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 12 - Warrants

For the three months ended March 31, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued Note Warrants to investors to purchase an aggregate of 1,813,257 shares of Common Stock with the issuance of the Promissory Notes as referenced in Note 9. These Note Warrants were issued between January 2, 2020 and January 9, 2020, are exercisable commencing six (6) months following the issuance date at $1.07 per share and expire five years from issuance. The total grant date fair value of these warrants was determined to be approximately $1,574,886, as calculated using the Black-Scholes model, and were recorded as a debt discount based on their relative fair value.

For the three months ended March 31, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued placement agent warrants to purchase an aggregate of 199,732 shares of Common Stock. These placement agent warrants were issued between January 2, 2020 and January 9, 2020, vested immediately, and expire five years from issuance. 41,495 of these Placement Agent Warrants are exercisable at $1.21 per share and 158,237 are exercisable at $1.42 per share. The total grant date fair value of these placement agent warrants was determined to be approximately $174,130, as calculated using the Black-Scholes model, and was charged to debt discount that will be amortized over the life of the debt.

Warrant transactions for the three months ended March 31, 2020 and 2019 were as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2019	3,112,715	$2.55 - 7.37	$4.83

Granted during the period	-	-	-
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at March 31, 2019	3,112,715	$2.55 - 7.37	$3.53

Warrants outstanding and exercisable at January 1, 2020	5,378,288	$1.07 - 7.37	$2.53

Granted during the period	2,012,989	$1.07 - 1.42	$1.10
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at March 31, 2020	7,391,277	$1.07 - 7.37	$2.14

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$1.07 - $1.99	5,212,464	4.12
$2.00 - $2.99	320,063	3.32
$3.00 - $3.99	636,972	2.06
$4.00 - $4.99	196,632	1.76
$5.00 - $5.99	805,476	1.88
$6.00 - $6.99	187,750	1.51
$7.00 - $7.37	31,920	0.71
Total	7,391,277	3.52	$2.14

Notes to Unaudited Condensed Consolidated Financial Statements

The weighted average fair value of warrants granted during the three months ended March 31, 2020 was $0.87 per share. The fair value was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

March 31,
2020
Expected life (in years)	5
Volatility	81.9%
Risk-free interest rate	1.64%
Dividend yield	-%

Note 13 - Stock Options

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

During the three months ended March 31, 2020, the Company issued stock options to purchase an aggregate of 335,006 shares of Common Stock with a strike price of $1.03 per share and a term of ten years to its chief financial officer that vest quarterly over three years. These options had a total fair value of approximately $281,405, as calculated using the Black-Scholes model. During the three months ended March 31, 2020, stock options to purchase an aggregate of 15,000 shares of Common Stock were cancelled with strike prices ranging between $1.75 and $3.60 per share.

During the three months ended March 31, 2020, stock options to purchase an aggregate of 57,917 shares of Common Stock, subject to time-based vesting, vested with a total grant date fair value of $54,950 and were recorded as G&A stock-based compensation.

During the three months ended March 31, 2019, the Company did not issue any stock options.

During the three months ended March 31, 2019, stock options to purchase an aggregate of 244,500 shares of Common Stock with a total grant date fair value of $511,335 vested. 242,000 of these options with a total grant date fair value of $501,666 vested due to the Company achieving certain clinical milestones for MS1819.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31,
2020
Expected life (in years)	10
Volatility	80.5%
Risk-free interest rate	1.88%
Dividend yield	-%

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

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2020 and 2019, stock option activity under the 2014 Plan was as follows:

	Number	Average	Remaining Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2019	994,000	$3.58	5.42	$-

Granted during the period	-	-
Expired during the period	-	-
Canceled during the period	-	-
Exercised during the period	-	-
Stock options outstanding at March 31, 2019	994,000	$3.58	5.17	$-

Exercisable at March 31, 2019	749,500	$3.74	5.71	$-

Non-vested stock options outstanding at January 1, 2019	244,500	$3.05	4.53	$-

Granted during the period	-	-
Vested during the period	(244,500)	$3.05	4.53
Expired during the period	-	-
Canceled during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at March 31, 2019	-	$-	-	$-
Stock options outstanding at January 1, 2020	1,677,5000	$2.17	5.37	$-

Granted during the period	335,006	$1.03	10.00	$-
Expired during the period	-	-
Canceled during the period	(15,000)	$2.80	3.28	$-
Exercised during the period	-	-
Stock options outstanding at March 31, 2020	1,997,506	$2.08	5.91	$-

Exercisable at March 31, 2020	841,917	$3.23	4.33	$-

Non-vested stock options outstanding at January 1, 2020	883,500	$1.33	6.26	$-

Granted during the period	335,006	$1.03	10.00	$-
Vested during the period	(57,917)	$1.40	6.88	$-
Expired during the period	-	-	-
Canceled during the period	(5,000)	$3.32	2.82	$-
Exercised during the period	-	-	-
Non-vested stock options outstanding at March 31, 2020	1,155,589	$1.24	7.06	$-

As of March 31, 2020, the Company had unrecognized stock-based compensation expense of $965,280. $289,455 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 9.27 years. $522,513 of this unrecognized expense will vest upon enrollment completion next MS1819 clinical trial in the U.S. for CF (the OPTION 2 Trial). $72,713 of this unrecognized expense will vest upon enrollment completion of the ongoing Combination Trial in Europe. $40,300 of this unrecognized expense vests upon the Company initiating a Phase III clinical trial in the U.S. for MS1819. $40,300 of this unrecognized expense vests upon initiating a U.S. Phase I clinical trial for any product other than MS1819. The Company will recognize the expense related to these milestones when the milestones become probable.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 14 - Agreements

Mayoly Agreement

On March 27, 2019, the Company and Laboratories Mayoly Spinder (“Mayoly”) entered into an Asset Purchase Agreement (the “Mayoly APA”), pursuant to which the Company purchased all rights, title and interest in and to MS1819. Upon execution of the Mayoly APA, the Joint Development and License Agreement (the “JDLA”) previously executed by AzurRx SAS and Mayoly was terminated. In addition, the Company granted to Mayoly an exclusive, royalty-bearing right to revenue received from commercialization of MS1819 within certain territories.

During the three months ended March 31, 2019, the Company charged $403,020 to Mayoly under the JDLA that was in effect during both periods.

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

Amounts paid under this Sublicense Agreement during the three months ended March 30, 2020 and 2019 were $0 and $50,000, respectively, and are included in R&D expense.

Employment Agreements

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

Notes to Unaudited Condensed Consolidated Financial Statements

In the event that Mr. Sapirstein’s employment is terminated by the Company for Cause, as defined in his employment agreement, or by Mr. Sapirstein voluntarily, then he will not be entitled to receive any payments beyond amounts already earned, and any unvested equity awards will terminate. In the event that Mr. Sapirstein’s employment is terminated as a result of an Involuntary Termination Other than for Cause, as defined in his employment agreement, Mr. Sapirstein will be entitled to receive the following compensation: (i) severance in the form of continuation of his salary (at the base salary rate in effect at the time of termination, but prior to any reduction triggering Good Reason (as such term is defined in Mr. Sapirstein’s employment agreement) for a period of twelve months following the termination date; (ii) payment of Mr. Sapirstein’s premiums to cover COBRA for a period of twelve months following the termination date; and (iii) a prorated annual bonus.

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

Notes to Unaudited Condensed Consolidated Financial Statements

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

Mr. Spoor received no additional or severance compensation and all unvested stock options and unvested shares of restricted common stock granted to Mr. Spoor were cancelled as a result of Mr. Spoor’s resignation. As of March 31, 2020, there were 241,667 shares earned, but unissued shares of restricted common stock due to Mr. Spoor. However, Mr. Spoor declined the right to receive these shares on April 29, 2020.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Mr. Shenouda resigned from his position as the Company’s Chief Financial Officer effective November 30, 2019. Mr. Shenouda received no additional or severance compensation and all unvested stock options and shares of restricted common stock granted to Mr. Shenouda were cancelled as a result of Mr. Shenouda’s resignation. Mr. Shenouda has a period of twelve months following his resignation to exercise all vested stock options

Note 15 - Leases

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

Lease expense amounted to $35,098 and $50,655, respectively, in the three months ended March 31, 2020 and 2019.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at March 31, 2020 are:

March 31,
2020
Lease term and discount rate
Weighted-average remaining lease term	0.66 years
Weighted-average discount rate	6.0%

Maturities of operating lease liabilities at March 31, 2020 are as follows:

2020	$56,442
Total lease payments	56,442
Less imputed interest	(2,194)
Present value of lease liabilities	$54,248

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At March 31, 2020 and December 31, 2019, the Company had no tax provision for either jurisdiction.

At March 31, 2020 and December 31, 2019, the Company had gross deferred tax assets of approximately $16,020,000 and $16,372,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $16,020,000 and $16,372,000, respectively, has been established at March 31, 2020 and December 31, 2019. The change in the valuation allowance in the three months ended March 31, 2020 and 2019 was $(352,000) and $1,160,000, respectively.

At March 31, 2020, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $30,682,000 and $22,178,000, respectively. The NOL’s expire between the years 2034 and 2039. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At March 31, 2020 and December 31, 2019, the Company had approximately $19,782,000 and $19,475,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At March 31, 2020 and December 31, 2019, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

Notes to Unaudited Condensed Consolidated Financial Statements

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

At March 31, 2020, diluted net loss per share did not include the effect of 7,117,559 shares of Common Stock issuable upon the conversion of convertible debt, 7,391,277 shares of Common Stock issuable upon the exercise of outstanding warrants, 632,667 shares of Common Stock pursuant to unissued restricted stock and RSUs, and 1,997,506 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

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

All unvested shares of restricted stock and stock options subject to time and other performance-based vesting conditions have been forfeited in connection with Mr. Spoor's resignation as the Company’s President and Chief Executive Officer.  Mr. Spoor also declined the right to receive 241,667 shares earned, but unissued shares of restricted stock on April 29, 2020.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 19 – Subsequent Events

LPC Equity Line of Credit

In April and May 2020, the Company issued an aggregate of 788,464 shares of Common Stock in connection with the LPC Purchase Agreement, resulting in gross proceeds to the Company of $456,698.

Change in Directors

Effective April 3, 2020, the Company appointed Gregory Oakes to the Board. Mr. Oakes, age 52, brings over 25 years of pharmaceutical industry and leadership experience and currently serves as Corporate Vice President, Global Integration Lead for Otezla at Amgen where he is responsible for the integration and continued success for sustained growth of the brand with $2 billion in assets. Prior to Amgen from 2017 to 2019, Mr. Oakes served as Corporate Vice President and U.S. General Manager at Celgene, a global biopharmaceutical company which develops and commercializes medicines for cancer and inflammatory disorders. Mr. Oakes also served as the Global Commercial Integration Lead at Celgene where he helped steer the $74 billion acquisition by Bristol-Myers Squibb and the $13.4 billion divestiture of Otezla. From 2010 to 2017, Mr. Oakes held several positions at Novartis, the most recent as Head of Sandoz Biopharmaceuticals, North America. He began his career at Schering-Plough (Merck) where he held executive roles in both the U.S. and Europe. Mr. Oakes holds a bachelor's degree in Marketing and Business Administration from Edinboro University and a M.B.A. from Clemson University. He currently sits on the Board of BioNJ and previously served on various Executive Committees at Celgene, Novartis, and Schering-Plough (Merck).

In connection with his service on the Board for 2020, Mr. Oakes received an initial grant of stock options to purchase 60,000 shares of Common Stock with an exercise price of $0.97 per share. 20,000 of these stock options vest in equal installments on each of June 30, 2020, September 30, 2020 and December 31, 2020, in accordance with the Company's director compensation plan.

On April 29, 2020, Mr. Spoor resigned as a member of the Board. Additionally, Mr. Spoor provided notice to the Company that he declined the right to receive 241,667 earned shares, but unissued shares of restricted stock.

French R&D (CIR) Tax Credit

In May 2020, the Company received payment for the 2019 refundable tax credits for research conducted in France of approximately $721,000.

CARES ACT PPP Loan

In April 2020, the Company applied for and received a CARES Act Paycheck Protection Program (PPP) loan of approximately $180,000 through the Small Business Administration (SBA). Subsequently, in May 2020, the Company returned the loan of approximately $180,000 after analysis of the updated guidance from the U.S. Department of Treasury and the SBA regarding the eligibility of such loans.

2020 Board Compensation

On April 6, 2020, the Company issued each of its five outside Board members stock options to purchase a total of 80,000 shares of Common Stock each with an exercise price of $0.97 per share. 20,000 of these stock options were vested immediately with the remainder vesting in equal installments on each of June 30, 2020, September 30, 2020 and December 31, 2020.

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We are currently focused on developing our lead drug product candidate, MS1819, which is described below:

MS1819

MS1819 is a yeast derived recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) associated with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). A lipase is an enzyme that breaks up fat molecules. MS1819 is considered recombinant because it was created from new combinations of genetic material in yeast called Yarrowia lipolytica.

Completed Clinical Studies

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

MS1819 – Phase 2 OPTION Cystic Fibrosis Monotherapy Study

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

On September 25, 2019, the Company announced positive results from the OPTION Cross-Over Study. Results showed that the primary efficacy endpoint of CFA was comparable to the CFA in a prior phase two study in patients with CP, while using the same dosage of MS1819. The dosage used in the OPTION Cross-Over Study was 2.2 grams per day, which was determined in agreement with the FDA as a bridging dose from the highest safe dose used in the Phase 2a CP dose escalation study. Although the study was not powered for statistical significance, the data demonstrated meaningful efficacy results, with approximately 50% of the patients showing CFAs high enough to reach non-inferiority with standard porcine-derived pancreatic enzyme replacement therapy (“PERT”). Additionally, the coefficient of nitrogen absorption (“CNA”) was comparable between the MS1819 and PERT arms, 93% vs. 97%, respectively, in the OPTION Cross-Over Study. This important finding confirms that protease supplementation is not likely to be required with MS1819 treatment. A total of 32 patients, ages 18 or older, completed the OPTION Cross-Over Study.

Ongoing and Planned Clinical Studies

MS1819 – Phase 2b OPTION 2 Cystic Fibrosis Monotherapy Study

On October 17, 2019, the Company announced that the Cystic Fibrosis Foundation Data Safety Monitoring Board (the “CFF DSMB”) completed its review of the Company’s final results of the OPTION Cross-Over Study and has found no safety concerns for MS1819, and that the CFF DSMB supports the Company’s plan to proceed to a higher 4.4 gram dose of MS1819 with enteric capsules in its next planned multi-center dose escalation Phase 2b OPTION clinical trial (the “OPTION 2 Trial”). In December 2019, the Company submitted the clinical trial protocol to the existing IND at the FDA. The clinical trial protocol has been reviewed by the FDA with no comments. In April 2020, the Company received approval to conduct the OPTION 2 Trial in Therapeutics Development Network (TDN) clinical sites in the U.S. as well as Institutional Review Board (IRB) approval to commence the OPTION 2 Trial.

The OPTION 2 Trial is designed to investigate the safety, tolerability and efficacy of MS1819 (2.2 gram and 4.4 gram doses in enteric capsules) in a head-to-head manner versus the current standard of care, porcine pancreatic enzyme replacement therapy (PERT) pills. The OPTION 2 Trial will be an open-label, crossover study, conducted in 15 sites in the U.S. and Europe. A total of 30 CF patients 18 years or older will be enrolled.  MS1819 will be administered in enteric capsules to provide gastric protection and allow optimal delivery of enzyme to the duodenum.  Patients will first be randomized into two cohorts: to either the MS1819 arm, where they receive a 2.2 gram daily oral dose of MS1819 for three weeks; or to the PERT arm, where they receive their pre-study dose of PERT pills for three weeks. After three weeks, stools will be collected for analysis of coefficient of fat absorption (CFA). Patients will then be crossed over for another three weeks of the alternative treatment. After three weeks of cross-over therapy, stools will again be collected for analysis of CFA. A parallel group of patients will be randomized and studied in the same fashion, using a 4.4 gram daily dose of MS1819. All patients will be followed for an additional two weeks after completing both crossover treatments for post study safety observation. Patients will be assessed using descriptive methods for efficacy, comparing CFA between MS1819 and PERT arms, and for safety.

The Company expects to initiate the OPTION 2 Trial by the end of the second quarter of 2020, with target enrollment completion in the fourth quarter of 2020 and study completion anticipated in the first quarter of 2021, however, these timelines may be delayed due to the COVID-19 pandemic.

MS1819 – Phase 2 Combination Therapy Study

In addition to the monotherapy studies, the Company launched a Phase 2 multi-center clinical trial (the “Combination Trial”) in Europe to investigate MS1819 in combination with PERT, for CF patients who suffer from severe EPI, but continue to experience clinical symptoms of fat malabsorption despite taking the maximum daily dose of PERTs. The Combination Trial is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819 (700 mg, 1120 mg and 2240 mg per day, respectively), in conjunction with a stable dose of PERTs, in order to increase CFA and relieve abdominal symptoms in uncontrolled CF patients. A combination therapy of PERT and MS1819 has the potential to: (i) correct macronutrient and micronutrient maldigestion; (ii) eliminate abdominal symptoms attributable to maldigestion; and (iii) sustain optimal nutritional status on a normal diet in CF patients with severe EPI.

On October 15, 2019, the Company announced that it dosed the first patients in its Combination Trial in Hungary. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, at clinical trial sites in Hungary and additional countries in Europe including Spain and possibly Turkey. Study completion was originally anticipated by the end of 2020; however, this timeline has been delayed due to the COVID-19 pandemic and topline results are now expected in the first quarter of 2021.

We do not expect to generate revenue from drug candidates that we develop until we obtain approval for one or more of such drug candidates and commercialize our product or enter into a collaborative agreement with a third party. We do not have any products approved for sale at the present and have never generated revenue from product sale.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2020, we had cash of approximately $1,630,007 and had sustained cumulative losses attributable to common stockholders of approximately $67.9 million. Subsequent to March 31, 2020, we have raised aggregate net proceeds of approximately $456,698. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital through additional equity and/or debt financings, including utilization of our LPC Equity Line of Credit (see Note 11), in order to fund our ongoing operations and to satisfy our obligations under our convertible debt (see Note 9), and the impact of the COVID-19 pandemic which is evolving rapidly could negatively impact our ability to raise additional capital and our ability to repay, extend or restructure our convertible debt.

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

In the quarter ended March 31, 2020, we issued an aggregate of 150,000 shares of Common Stock in connection with the LPC Purchase Agreement, resulting in gross proceeds to the Company of $144,000.

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

Cash Flows for the Three Months Ended March 31, 2020 and 2019

Net cash used in operating activities for the three months ended March 31, 2020 was $1,291,280, which primarily reflected our net loss of $5,261,290 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $140,810, non-cash stock-based compensation of $54,950, non-cash restricted stock granted to employees and directors of $19,503, non-cash Common Stock granted to settle accounts payable of $131,137, non-cash Common Stock granted to consultants of $87,105, non-cash accretion of debt discount of $2,059,086, non-cash interest on convertible debt of $164,281, non-cash lease expense of 6,065. Changes in assets and liabilities are due to a decrease in other receivables of $2,064,252 due primarily to the payments of French R&D tax credits, offset by a decrease in prepaid expense of $87,906 due primarily to the expensing of prepaid insurance, a decrease in accounts payable and accrued expense of $832,955.

Net cash used in investing activities for the three months ended March 31, 2020 was $5,080, which consisted of the purchase of property and equipment. Net cash used in investing activities for the three months ended March 31, 2019 was $13,352, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2020 was $2,751,132, compared to $1,967,142 for the three months ended March 31, 2029, representing an increase of $783,990.

Net cash provided by financing activities for the three months ended March 31, 2020 consisted of $3,221,880 from the from the issuance of the convertible debt in the Promissory Note Offering, and $144,000 from the proceeds of the LPC Equity Line of Credit, offset by repayments of convertible debt of $450,000 plus accrued interest of $104,153 related to the ADEC Notes and repayment of a note payable of $164,748.

Consolidated Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues.  We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to developing MS1819. As a result, we did not have any revenue during the three months ended March 31, 2020 and 2019, respectively.

Research and Development Expense. R&D expense was $1,553,360 for the three months ended March 31, 2020, as compared to $3,009,676 for the three months ended March 31, 2019. This represents a decrease of $1,456,316, or approximately 48% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Stock-based compensation for stock options, stock expense for employees and consultants and depreciation and amortization was $9,000, $0, and $136,658, respectively, for the three months ended March 31, 2020, as compared to $361,739, $12,095, and $549,171, respectively for the three months ended March 31, 2019. Excluding non-cash stock-based compensation, stock expense and depreciation and amortization, cash R&D expenses decreased by $681,863, or approximately 33% to $1,407,701 for the three months ended March 31, 2020, from $2,086,671 for the three months ended March 31, 2019.

The decrease in R&D cash spending was primarily due to decreased direct clinical trial costs of $548,436 related to the recruitment delay in the Combination Study for the three months ended March 31, 2020 as compared to OPTION Cross-Over Study for the three months ended March 31, 2019, decreased consulting expenses of $63,445, decreased personnel costs of $41,973. We expect cash R&D expense to increase during the remainder of this fiscal year as we progress the Combination Study and CMC activities, and launch the Phase 2 OPTION2 Trial in connection with the continued development of MS1819.

General and Administrative Expense. G&A expense was $1,375,091 for the three months ended March 31, 2020, as, as compared to $1,593,968 for the for the three months ended March 31, 2019. This represents a decrease of $218,877, or approximately 14% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Stock-based compensation for stock options, stock expense for employees and consultants, depreciation was $152,558, $4,890, and $0, respectively, for the three months ended March 31, 2020, as compared to $445,881, $17,110, and $0, respectively for the three months ended March 31, 2019. Excluding non-cash stock-based compensation, stock expense, depreciation and amortization, cash G&A expenses increased by $87,164, or approximately 8% to $1,218,142 for the three months ended March 31, 2020, from $1,130,978 for the three months ended March 31, 2019.

The increase in G&A cash spending was primarily due to increased consulting expenses of $72,695, increased insurance of $66,276, increased personnel costs of $41,173, increased travel and entertainment expenses of $35,425, and increased information technology administration expenses of $24,128, offset by decreased legal expenses of $76,145, decreased directors fees of $35,000, decreased public company and corporate communications, including investor relations of $16,000, decreased rent of $14,750.

We expect cash G&A expense to remain relatively flat during the remainder of this fiscal year as management instituted cost cutting measures related to public company and corporate communications, including investor relations, the termination of the TransChem Sublicense Agreement and related intellectual property legal expenses and one-time and transaction-related costs are expected to be offset by increases to D&O and corporate insurance, outside consulting fees related to business development efforts and information technology security expenses.

Other Expense. Interest expense for the three months ended March 31, 2020 was $2,332,839 as compared to $57,111 for the three months ended March 31, 2019. The increased interest expense is due to amortization of debt discount and accrued interest related to the convertible debt issued in 2019 which was not present in the prior period.

Net Loss. As a result of the factors above, our net loss increased by $600,535 to $5,261,290 for the three months ended March 31, 2020 as compared to $4,660,755 for the three months ended March 31, 2019.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on March 30, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of May 15, 2020, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, the Company issued an aggregate of 101,195 shares of its Common Stock to consultants with a grant date fair value of $87,105 for services provided, that was recorded as part of G&A expense.

During the three months ended March 31, 2020, the Company issued its outside Board members an aggregate of 105,937 shares of Common Stock for the settlement of accounts payable in the aggregate amount of $131,137. The aggregate effective settlement price was $1.24 per share, and each individual stock issuance was based on the closing stock price of the Common Stock on the initial date the payable was accrued.

During the three months ended March 31, 2019, the Company issued 27,102 shares of its common stock to a consultant as payment of $60,000 of accounts payable.

During the three months ended March 31, 2019, the Company issued an aggregate of 30,000 shares of its Common Stock to outside members of its Board as payment of Board fees with an aggregate grant date fair value of $296,285, that was recorded as part of G&A expense.

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

AZURRX BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ Daniel Schneiderman
Date: May 15, 2020		Daniel Schneiderman Chief Financial Officer (Principal Financial and Accounting Officer)