Form 10-Q
period 2020-06-30
AzurRx BioPharma, Inc.
filed 2020-08-14
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there were 28,502,850 shares of the registrant’s common stock, $0.0001 par value, (“common stock”) issued and outstanding.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2020.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2020	2019
ASSETS

Current Assets:
Cash	$984,950	$175,796
Other receivables	102,601	2,637,303
Prepaid expenses	321,299	595,187
Deferring offering costs	192,071	-
Total Current Assets	1,600,921	3,408,286

Property, equipment, and leasehold improvements, net	62,054	77,391

Other Assets:
Patents, net	3,143,310	3,407,084
Goodwill	1,889,879	1,886,686
Operating lease right-of-use assets	129,553	82,386
Deposits	36,071	41,047
Total Other Assets	5,198,813	5,417,203
Total Assets	$6,861,788	$8,902,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,314,281	$1,754,682
Accounts payable and accrued expenses - related party	396,853	533,428
Note payable	112,609	444,364
Convertible debt	5,285,340	1,076,938
Other current liabilities	506,526	476,224
Total Current Liabilities	7,615,609	4,285,636

Other liabilities	43,629	-
Total Liabilities	7,659,238	4,285,636

Stockholders' Equity:
Common stock - Par value $0.0001 per share; 150,000,000 shares authorized; 28,502,850 and 26,800,519 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	2,850	2,680
Additional paid-in capital	73,124,380	68,575,851
Accumulated deficit	(72,651,900)	(62,694,732)
Accumulated other comprehensive loss	(1,272,780)	(1,266,555)
Total Stockholders' Equity	(797,450)	4,617,244
Total Liabilities and Stockholders' Equity	$6,861,788	$8,902,880

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	06/30/20	06/30/19	06/30/20	06/30/19

Research and development expenses	$1,089,177	$2,875,851	$2,642,537	$6,172,146
General and administrative expenses	1,304,527	2,056,340	2,679,618	3,363,688

Loss from operations	(2,393,704)	(4,932,191)	(5,322,155)	(9,535,834)

Other:
Interest expense	(2,302,174)	(110,646)	(4,635,013)	(167,757)
Total other	(2,302,174)	(110,646)	(4,635,013)	(167,757)

Loss before income taxes	(4,695,878)	(5,042,837)	(9,957,168)	(9,703,591)

Income taxes	-	-	-	-

Net loss	(4,695,878)	(5,042,837)	(9,957,168)	(9,703,591)

Other comprehensive loss:
Foreign currency translation adjustment	(163,719)	26,488	(6,225)	(68,793)
Total comprehensive loss	$(4,859,597)	$(5,016,349)	$(9,963,393)	$(9,772,384)

Basic and diluted weighted average shares outstanding	28,016,478	20,479,917	27,479,140	19,107,534

Loss per share - basic and diluted	$(0.17)	$(0.25)	$(0.36)	$(0.51)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	17,704,925	$1,771	$53,139,259	$(47,517,046)	$(1,150,112)	$4,473,872

Common stock issued from public offering	2,522,097	252	5,023,704			5,023,956
Common stock issued to consultants	40,481	4	89,996			90,000
Common stock issued for warrant exercises	775,931	77	1,740,882			1,740,959
Stock-based compensation			511,335			511,335
Restricted stock granted to employees/directors	60,000	6	493,448			493,454
Convertible debt converted into common stock			325,320			325,320
Warrant modification			61,590			61,590
Foreign currency translation adjustment					(68,793)	(68,793)
Net loss				(9,703,591)		(9,703,591)
Balance, June 30, 2019	21,103,434	$2,110	$61,385,534	$(57,220,637)	$(1,218,905)	$2,948,102

Balance, January 1, 2020	26,800,519	$2,680	$68,575,851	$(62,694,732)	$(1,266,555)	$4,617,244

Common stock issued to settle accounts payable	105,937	11	131,126			131,137
Common stock issued to consultants	101,195	10	87,095			87,105
Common stock issued to Lincoln Park for Equity Purchase agreement	1,495,199	149	988,199			988,348
Warrants issued in association with convertible debt issuances			1,252,558			1,252,558
Beneficial conversion feature on convertible debt issuances			1,838,422			1,838,422
Stock-based compensation			251,129			251,129
Foreign currency translation adjustment					(6,225)	(6,225)
Net loss				(9,957,168)		(9,957,168)
Balance, June 30, 2020	28,502,850	$2,850	$73,124,380	$(72,651,900)	$(1,272,780)	$(797,450)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Six Months	Six Months
	Ended	Ended
	06/30/20	06/30/19
Cash flows from operating activities:
Net loss	$(9,957,168)	$(9,703,591)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	18,368	34,041
Amortization	263,774	693,176
Non-cash lease expense	(6,065)
Common stock issued to settle accounts payable	131,137	-
Stock-based compensation	230,126	511,335
Restricted stock granted to employees/directors	21,003	493,454
Common stock granted to consultants	87,105	90,000
Accreted interest on convertible debt	319,196	74,521
Accretion of debt discount	4,203,182	87,959
Changes in assets and liabilities:
Accounts receivables	(36,033)	-
Other receivables	2,548,659	(193,152)
Prepaid expenses	274,019	312,672
Right of use assets	(108,447)	(240,993)
Deposits	5,000	(4,125)
Accounts payable and accrued expenses	(571,728)	940,347
Deferred offering costs	(192,071)	-
Other liabilities	135,210	250,579
Net cash used in operating activities	(2,634,733)	(6,653,777)

Cash flows from investing activities:
Purchase of property and equipment	(2,808)	(13,337)
Net cash used in investing activities	(2,808)	(13,337)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	179,418	-
Proceeds from issuance of common stock, net	988,348	5,023,956
Proceeds from issuance of convertible debt, net	3,227,002	2,000,000
Received from stockholder in relation to warrant modification	-	61,590
Repayments of convertible debt	(450,000)
Repayments of note payable	(511,173)	(190,318)
Net cash provided by financing activities	3,433,595	6,895,228

Increase in cash	796,054	228,114

Effect of exchange rate changes on cash	13,100	(31,770)

Cash, beginning balance	175,796	1,114,343

Cash, ending balance	$984,950	$1,310,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$104,153	$5,277

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for patents purchased from Mayoly	$-	$1,740,959

Warrant modification related to convertible debt issuance	$-	$325,320

See accompanying notes to consolidated financial statements

Note 1 - The Company and Basis of Presentation

Description of Business

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, AzurRx acquired 100% of the issued and outstanding capital stock of AzurRx SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France. AzurRx and its wholly-owned subsidiary, AzurRx SAS (“ABS”), are collectively referred to as the “Company.”

The Company is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

The Company is currently focused on developing its lead drug candidate, MS1819, a yeast derived recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) associated with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). MS1819, supplied as an oral non-systemic biologic capsule, is derived from the Yarrowia lipolytica yeast lipase and breaks up fat molecules in the digestive tract of EPI patients so that they can be absorbed as nutrients. Unlike the standard of care, the MS1819 synthetic lipase does not contain any animal products.

The Company is currently conducting two Phase 2 clinical trials of MS1819: the OPTION 2 monotherapy trial in the U.S. and Europe, and the Combination therapy trial in Europe, consisting of MS1819 in conjunction with porcine-derived pancreatic enzyme replacement therapy, the current standard of care.

Recent Developments

Series B Private Placement and Exchange

On July 16, 2020 (the “Series B Closing Date”), the Company consummated a private placement offering (the “Series B Private Placement”) whereby the Company entered into a Convertible Preferred Stock and Warrant Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited and institutional investors (the “Series B Investors”). Pursuant to the Series B Purchase Agreement, the Company issued an aggregate of 2,912.583124 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), at a price of $7,700.00 per share, initially convertible into an aggregate of 29,125,833 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at $0.77 per share, together with warrants (the “Series B Warrants”) to purchase an aggregate of 14,562,957 shares of Common Stock at an exercise price of $0.85 per share. The amount of the Series B Warrants is equal to 50% of the shares of Common Stock into which the Series B Preferred Stock is initially convertible.

In connection with the Private Placement, an aggregate of 1,975.578900 shares of Series B Preferred Stock initially convertible into 19,755,795 shares of Common Stock and related 7,379,790 Series B Warrants were issued for cash consideration, resulting in aggregate gross proceeds of approximately $15.2 million and aggregate net proceeds to the Company of approximately $13.5 million after deducting placement agent compensation and expenses.

In addition, the balance of an aggregate of 937.004221 shares of Series B Preferred Stock initially convertible into 9,370,039 shares of Common Stock and related Series B Warrants to purchase 4,685,040 shares of Common Stock was issued to certain Series B Investors (the “Exchange Investors”) in exchange for consideration consisting of approximately $6.9 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon through the Series B Closing Date of approximately $0.3 million, of certain Senior Convertible Promissory Notes (the “Promissory Notes”) issued between December 20, 2019 and January 9, 2020 (the “Exchange”), pursuant to an Exchange Addendum (the “Exchange Addendum”) executed by the Company and the Exchange Investors. As additional consideration to the Exchange Investors, the Company also issued certain additional warrants (the “Exchange Warrants”) to purchase an aggregate of 1,772,972 shares of Common Stock at an exercise price of $0.85 per share. The amount of the Exchange Warrants is equal to 25% of the shares of Common Stock into which such Promissory Notes were originally convertible upon the initial issuance thereof.

Pursuant to the Series B Private Placement and the Series B Purchase Agreement, for purposes of complying with Nasdaq Listing Rule 5635(c) and 5635(d), the Company is required to hold a meeting of its stockholders not later than 60 days following the Series B Closing Date to seek approval (the “Stockholder Approval”) for, among other things, the issuance of shares of Common Stock upon (i) full conversion of the Series B Preferred Stock; and (ii) full exercise of the Series B Warrants and the Exchange Warrants. In the event the Stockholder Approval is not received on or prior to the 90th day following the Series B Closing Date, subject to extension upon the prior written approval of the holders of at least a majority of the Series B Preferred Stock then outstanding, the Company is required to repurchase all of the then outstanding shares of Series B Preferred Stock at a price equal to 150% of the stated value thereof plus accrued and unpaid dividends thereon, in cash.

The Company prepaid the outstanding balance of $25,000 aggregate principal amount of Promissory Notes, together with accrued and unpaid interest thereon through such prepayment date, held by a partial non-participating holder in the Exchange, following which no Promissory Notes remained outstanding.

As of June 30, 2020, the Company incurred $192,071 of deferred offering costs in connection with the Series B Private Placement.

In connection with the Series B Private Placement, the Company paid the placement agent 9.0% of the gross cash proceeds received by the Company from investors introduced by the placement agent and 4.0% of the gross cash proceeds received by the Company for all other investors, or approximately $1.3 million. The Company also paid the placement agent a non-accountable cash fee equal to 1.0% of the gross cash proceeds and a cash financial advisory fee equal to 3.0% of the outstanding principal balance of the Promissory Notes that were submitted in the Exchange, or approximately $0.3 million in additional cash fees in the aggregate. In addition, the Company issued to the placement agent warrants to purchase up to 1,377,458 shares of Common Stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants have substantially the same terms as the Series B Warrants, except the July Placement Agent Warrants have an exercise price of $1.06 per share, are not callable, provide for cashless exercise and are not exercisable until the earlier of stockholder approval of the Series B Private Placement and the date that is six months following the issuance thereof.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 27, 2020, in connection with discussions with the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) regarding compliance with Listing Rule 5635, the Company determined that its prior issuance of a Promissory Note (the “Borkowski Note”) in the principal amount of $100,000, issued on December 20, 2019 to Edward J. Borkowski, chairman of the Company’s board of directors (the “Board”) was inadvertently not in compliance with Listing Rule 5635(c). To remediate this non-compliance, on June 1, 2020, the Company and Mr. Borkowski promptly entered into an amendment (the “Note Amendment”) to the Borkowski Note to increase the conversion price to $1.07 per share from $0.97 per share. Accordingly, the non-compliance with Nasdaq Listing Rule 5635(c) was remediated, and the Company regained compliance with Nasdaq Listing Rule 5635(c) with respect to the Borkowski Note.

On June 11, 2020, the Company received a letter (the “June Letter”) from the Staff providing notice that the Staff determined the Company had failed to comply with Nasdaq Listing Rule 5635(c) and Nasdaq Listing Rule 5635(d).

Nasdaq Listing Rule 5635(d) requires shareholder approval for certain transactions, other than public offerings, involving the issuance of 20% or more of the total pre-transaction shares outstanding at less than the applicable Minimum Price (as defined in Nasdaq Listing Rule 5635(d)(1)(A)). The Staff’s determination under Nasdaq Listing Rule 5635(d) related to the issuance by the Company, in certain closings of a private offering between December 24, 2019 and January 9, 2020 (the “Below Market Closings”), of an aggregate of $4,600,900 principal amount of Convertible Notes, convertible into 4,743,214 shares of Common Stock, at a conversion price of $0.97 per share, and warrants (the “Warrants”) to purchase up to 2,371,617 shares of Common Stock at an exercise price of $1.07 per share. Unlike the warrants issued in the December 20, 2019 closing, all of the Warrants issued in the subsequent Below Market Closings included a provision prohibiting exercise until six months following their issuance date.

As determined by the Company in the course of its discussions with Nasdaq, the conversion price of the Convertible Notes and, for certain Below Market Closings, the exercise price of the Warrants was less than the applicable Minimum Price as of the applicable closing date. As a result, as required to be calculated under Nasdaq Listing Rule 5635(d), the aggregate potential issuance of Common Stock in the Below Market Closings inadvertently exceeded 20% of the total pre-transaction shares outstanding.

As described in the June Letter, the Staff determined that it is appropriate for these purposes to aggregate shares potentially issuable in the Below Market Closings with shares potentially issuable under the equity line of credit purchase agreement (the “Equity Line Agreement”), dated November 13, 2019, with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the Equity Line Agreement, Lincoln Park has committed to purchase up to 19.9% of the total pre-transaction shares outstanding at potentially less than the applicable Minimum Price as of the time of its entry into the Equity Line Agreement. The Staff has determined that aggregation is appropriate because the Below Market Closings and the entry into the Equity Line Agreement occurred within a three-month period of each other, and because the proceeds from each were contemplated to be used for general corporate purposes.

Accordingly, the Staff determined, shareholder approval was required to be obtained but was not obtained under Nasdaq Listing Rule 5635(d), for both the Below Market Closings and the Equity Line Agreement. The June Letter also addressed the Company's failure to comply with Listing Rule 5635(c), which had already been remediated pursuant to the Note Amendment.

Under Nasdaq Listing Rule 5810(c)(2)(C), the Company had 45 calendar days from June 11, 2020, or through Monday, July 27, 2020, to submit to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5635(d).

On July 23, 2020, the Company received a letter (the “July Letter”) from the Staff providing notice that the Staff determined the Company has regained compliance with Nasdaq Listing Rule 5635(d), as a result of its recently completed Exchange of Convertible Notes for Series B Convertible Preferred Stock and related warrants in the Series B Private Placement. As a result of the Exchange, the Company reduced the number of shares issuable at below the Minimum Price to less than 20% of the total shares outstanding as of the applicable time of the prior transactions. Accordingly, the non-compliance with Nasdaq Listing Rule 5635(d) was remediated, and the Staff determined that the matter is now closed.

As part of its remediation discussions with the Staff, the Company has clarified that, as of July 23, 2020, it may not issue more than 2,118,389 additional shares of Common Stock pursuant to its Equity Line Agreement with Lincoln Park without first obtaining stockholder approval, unless the average price of all applicable sales thereunder exceeds $0.70 per share calculated by reference to the “Minimum Price” under Nasdaq Listing Rule 5635(d).

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

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception, had negative working capital at June 30, 2020 of approximately $6.0 million, and had an accumulated deficit of approximately $72.7 million at June 30, 2020. Subsequent to June 30, 2020, the Company raised aggregate gross proceeds of approximately $15.2 million and aggregate net proceeds of approximately $13.5 million in the Series B Private Placement. The Company is dependent on obtaining, and continues to pursue, additional working capital funding from the sale of securities and debt in order to continue to execute its development plan and continue operations. Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by the novel coronavirus ("COVID-19") pandemic, which is evolving and could negatively impact our ability to raise additional capital in the future.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at June 30, 2020 and December 31, 2019, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At June 30, 2020 and December 31, 2019, the Company had $0 and $0, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and cash equivalents with high quality financial institutions.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through June 30, 2020.

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

Patents                                                           7.2 years
In Process Research & Development            12 years
License Agreements                                        5 years

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2020.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At June 30, 2020 and December 31, 2019, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

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

Research and Development

Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expense. R&D costs consist principally of compensation of employees and consultants that perform the Company’s research activities, the fees paid to maintain the Company’s licenses, and the payments to third parties for manufacturing drug supply and clinical trials, laboratory and other supply expenses and amortization of intangible assets.

Stock-Based Compensation

The Board and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan which took effect on May 12, 2014. The Company accounts for its stock-based compensation awards to employees and Board members in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and Board members, including grants of employee stock options, to be recognized in the statements of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line method over the requisite service period, generally the vesting period.

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

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured a Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At June 30, 2020:
Cash	$984,950	$-	$984,950	$-	$984,950
Other receivables	$102,601	$-	$-	$102,601	$102,601
Note payable	$112,609	$-	$-	$112,609	$112,609
Convertible debt	$5,285,340	$-	$-	$5,285,340	$5,285,340

At December 31, 2019:
Cash	$175,796	$-	$175,796	$-	$175,796
Other receivables	$2,637,303	$-	$-	$2,637,303	$2,637,303
Note payable	$444,364	$-	$-	$444,364	$444,364
Convertible debt	$1,076,938	$-	$-	$1,076,938	$1,076,938

At June 30, 2020, the fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits and accounts receivable that are normally received the following year.

At December 31, 2019, the fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received the following year.

The fair value of the note payable in connection with the financing of directors and officer’s liability insurance approximates carrying value due to the terms of such instruments and applicable interest rates.

The convertible debt is based on its fair value less unamortized debt discount plus accrued interest through the date of reporting (see Note 9).

Note 4 - Other Receivables

Other receivables consisted of the following:
	June 30,	December 31,
	2020	2019
R&D tax credits	$8,252	$2,566,281
Accounts receivable	36,764	-
Other	57,585	71,022
Total other receivables	$102,601	$2,637,303

At June 30, 2020, the R&D tax credits were comprised of a portion of the 2019 refundable tax credits for research conducted in France.

At December 31, 2019, the R&D tax credits were comprised of the 2017, 2018, and 2019 refundable tax credits for research conducted in France. In the six months ended June 30, 2020, the Company received both the 2017 and 2018 and partial 2019 refundable tax credits totaling approximately $2,289,096. At December 31, 2019, Other consisted of amounts due from U.S. R&D tax credits.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	June 30,	December 31,
	2020	2019
Laboratory equipment	$193,661	$193,661
Computer equipment	77,850	74,836
Office equipment	36,703	36,703
Leasehold improvements	29,163	35,711
Total property, plant and equipment	337,377	340,911
Less accumulated depreciation	(275,323)	(263,520)
Property, plant and equipment, net	$62,054	$77,391

Depreciation expense for the three months ended June 30, 2020 and 2019 was $8,708 and $16,927, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $18,369 and $34,041, respectively.

For the three months ended June 30, 2020, $4,720 of depreciation is included in R&D expense and $3,988 of depreciation is included in G&A expense. For the six months ended June 30, 2020, $9,491 of depreciation is included in R&D expense and $8,877 of depreciation is included in G&A expense.

For the three months ended June 30, 2019, $11,751 of depreciation has been reclassified to R&D expense and $5,176 of depreciation remains in G&A expense. For the six months ended June 30, 2019, $23,846 of depreciation is included in R&D expense and $10,195 of depreciation is included in G&A expense.

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into on March 27, 2019, in which the Company purchased all rights, title and interest in and to MS1819 (see Note 14), the Company recorded Patents in the amount of $3,802,745 as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at 12/31/19 - €400,000	449,280
Due to Mayoly at 12/31/20 - €350,000	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
$3,802,745

Intangible assets are as follows:

	June 30,	December 31,
	2020	2019
Patents	$3,802,745	$3,802,745
Less accumulated amortization	(659,435)	(395,661)
Patents, net	$3,143,310	$3,407,084

Amortization expense for the three months ended June 30, 2020 and 2019 was $131,887 and $(131,887), respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $263,774 and $693,176, respectively.

Amortization expense for the three and six months ended March 31, 2019 included $384,234, and $384,234, respectively, from In process research and development and License agreements written off as a result of the Mayoly APA.

As of June 30, 2020, amortization expense related to patents is expected to be as follows for the next five years (2020 through 2025):

2020 (balance of year)	$263,774
2021	527,548
2022	527,548
2023	527,548
2024	527,548
2025	527,548

Goodwill is as follows:

Goodwill
Balance at January 1, 2019	$1,924,830
Foreign currency translation	(38,144)
Balance at December 31, 2019	1,886,686
Foreign currency translation	(3,193)
Balance at June 30, 2020	$1,889,879

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Trade payables	$1,200,341	$1,683,505
Accrued expenses	113,935	71,177
Total accounts payable and accrued expenses	$1,314,281	$1,754,682

At June 30, 2020, and December 31, 2019, trade payables included $358,400, and $358,400, respectively, due to related parties (See Note 18).

Note 8 - Notes Payable

Directors and Officer’s Liability Insurance

On December 5, 2019, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $498,783 that bears interest at an annual rate of 5.461%. Monthly payments, including principal and interest, are $56,689 per month. The balance due under this financing agreement at June 30, 2020 was $112,609.

CARES ACT PPP Loan

In April 2020, the Company applied for and received a CARES Act Paycheck Protection Program (“PPP”) loan of $179,418 through the Small Business Administration (SBA). In May 2020, the Company returned the loan of $179,418 after analysis of the updated guidance from the U.S. Department of Treasury and the SBA regarding the eligibility of such loans.

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

The ADEC Notes accrued interest at a rate of 10% per annum; provided, however, that in the event the Company should elect to repay the full balance due under the terms of both ADEC Notes prior to December 31, 2019, then the interest rate would be reduced to 6% per annum. Interest would be payable at the time all outstanding principal amounts owed under each ADEC Note were repaid. The ADEC Notes were scheduled to mature on the earlier to occur of (i) the tenth business day following the receipt by ABS of certain tax credits that the Company expects to receive prior to July 2019 in the case of Note A (the “2019 Tax Credit”) and July 2020 in the case of Note B (the “2020 Tax Credit”), respectively, or (ii) December 31, 2019 in the case of Note A and December 31, 2020 in the Case of Note B (the “Maturity Dates”). As a condition to entering into the ADEC NPA, ABS and ADEC also entered into a Pledge Agreement, pursuant to which ABS agreed to pledge an interest in each of the 2019 Tax Credit and 2020 Tax Credit to ADEC in order to guarantee payment of all amounts due under the terms of the ADEC Notes.

Each of the ADEC Notes was convertible, at ADEC’s option, into shares of Common Stock, at a conversion price equal to $2.50 per share; provided, however, that pursuant to the term of the ADEC Notes, ADEC could not convert all or a portion of the ADEC Notes if such conversion would result in the significant stockholder and/or entities affiliated with him beneficially owning in excess of 19.99% of the shares of Common Stock issued and outstanding immediately after giving effect to the issuance of the shares issuable upon conversion of the ADEC Notes (the “ADEC Note Conversion Shares”).

As additional consideration for entering into the ADEC NPA, the Company entered into a warrant amendment agreement, whereby the Company agreed to reduce the exercise price of 1,009,565 outstanding warrants previously issued by the Company to ADEC and its affiliates (the “ADEC Warrants”) to $1.50 per share (the “ADEC Warrant Amendment”). The ADEC Warrant Amendment did not alter any other terms of the ADEC Warrants. The ADEC Warrant Amendment resulted in a debt discount of $325,320 that was accreted to additional interest expense over the lives of the ADEC Notes.

In December 2019, the Company repaid $1,550,000 principal amount of the ADEC Notes and on January 2, 2020 repaid the remaining principal balance of $450,000 plus outstanding accrued interest of $104,153. As of June 30, 2020, no ADEC Notes were outstanding.

Senior Convertible Promissory Note Offering

On December 20, 2019, the Company began an offering of (i) Senior Convertible Promissory Notes (each a “Promissory Note,” and together, the “Promissory Notes”) in the principal amount of up to $8.0 million to certain accredited investors (the “Note Investors”), and (ii) warrants (“Note Warrants”) to purchase shares of Common Stock, each pursuant to Note Purchase Agreements entered into by and between the Company and each of the Note Investors (the “Promissory NPAs”) (the “Promissory Note Offering”).

In December 2019, the Company issued Promissory Notes to the Note Investors in the aggregate principal amount of $3,386,300. The Promissory Notes were scheduled to mature on September 20, 2020, accrue interest at a rate of 9% per annum, and were convertible, at the sole option of the holder, into shares of Common Stock (the “Promissory Note Conversion Shares”) at a price of $0.97 per share (the “Conversion Option”). The Promissory Notes could be prepaid by the Company at any time prior to the maturity date in cash without penalty or premium (the “Prepayment Option”).

On January 2, 2020, January 3, 2020, and January 9, 2020, the Company issued Promissory Notes to the Note Investors in the aggregate principal amount of $3,517,700.

As additional consideration for the execution of the Promissory NPA, each Note Investor also received Note Warrants to purchase that number of shares of Common Stock equal to one-half (50%) of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes (the “Note Warrant Shares”). The Note Warrants have an exercise price of $1.07 per share and expire five years from the date of issuance. In addition, all of the Note Warrants, other than those issued in the December 20, 2019 closing (covering an aggregate of 2,374,345 shares of Common Stock) contain a provision prohibiting exercise until the expiration of six months from the date of issuance. The Company and each Note Investor executed a Registration Rights Agreement (the “RRA”), pursuant to which the Company agreed to file a registration statement. The Company filed a registration statement with the SEC on February 7, 2020 covering the Promissory Note Conversion Shares and Note Warrant Shares, but that registration statement has not yet been declared effective. On July 27, 2020, the Company filed a separate registration statement in connection with the Series B Private Placement and the Exchange described in Note 1 above, which also covers the Promissory Note Conversion Shares and the Note Warrant Shares. That registration statement is anticipated to be declared effective following the approval of certain stockholder proposals relating to the Series B Private Placement and Exchange at the 2020 Annual Meeting of Stockholders, which is currently scheduled to occur on September 11, 2020.

In connection with the four closings in December 2019 of the Promissory Note Offering, the Company paid aggregate placement agent fees of $338,630, which fees were based on (i) 9% of the aggregate principal amount of the Promissory Notes issued to the Note Investors introduced by the placement agent, and (ii) a non-accountable expense allowance of 1% of the gross proceeds from the Promissory Note Offering. In addition, the placement agent was issued warrants, containing substantially the same terms and conditions as the Note Warrants, to purchase an aggregate of 244,372 shares of Common Stock (the “January Placement Agent Warrants”), representing 7% of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes issued to the Note Investors. The January Placement Agent Warrants expire five years from the date of issuance. The January Placement Agent Warrants in connection with the December 2019 closings have an exercise price of $1.21 per share.

In connection with the three closings in January 2020 of the Promissory Note Offering, the Company paid aggregate placement agent fees of $276,770, which fees were based on (i) 9% of the aggregate principal amount of the Promissory Notes issued to the Note Investors introduced by the placement agent, and (ii) a non-accountable expense allowance of 1% of the gross proceeds from the Promissory Note Offering. In addition, the placement agent was issued January Placement Agent Warrants, to purchase an aggregate of 199,732 shares of Common Stock. 41,495 of these January Placement Agent Warrants have an exercise price of $1.21 per share and 158,237 of these January Placement Agent Warrants have an exercise price of $1.42 per share.

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

On June 1, 2020, the Company entered into an amendment to a certain Promissory Note in the principal amount of $100,000 issued on December 20, 2019 to Edward J. Borkowski, the chairman of the Board, to increase the Conversion Price to $1.07 per share (the “Note Amendment”). The Company evaluated the Note Amendment transaction in accordance with ASC 470-50 and determined the Note Amendment did not constitute a substantive modification of the Promissory Note and that the transaction should be accounted for as a debt modification with no accounting treatment required.

During the three months ended June 30, 2020, the Company recognized $2,299,011 of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of $683,437, amortization of the beneficial conversion feature of $1,100,843, amortization of debt discount related to debt issuance costs of $359,817, and accrued interest expense of $154,914.

During the six months ended June 30, 2020, the Company recognized $4,508,174 of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of $1,341,563, amortization of the beneficial conversion feature of $2,154,209, amortization of debt discount related to debt issuance costs of $707,411, and accrued interest expense of $304,992.

Subsequent to June 30, 2020, in connection with the Series B Private Placement (See Note 1), 937.004177 shares of Series B Preferred Stock and Series B Warrants to purchase 4,684,991 shares of Common Stock were issued to certain holders of the Promissory Notes in exchange for such Promissory Notes for consideration of approximately $7.2 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon through the date of the Series B Private Placement of $0.3 million. The Company prepaid the outstanding balance of $25,000 aggregate principal amount of Promissory Notes, together with accrued and unpaid interest thereon through the prepayment date, held by those holders who did not participate in the Exchange. Following these transactions, no Promissory Notes remain outstanding.

Convertible Debt consisted of:

	Total	Promissory Notes	ADEC Notes	Total
	June 30,	June 30,	June 30,	December 31,
	2020	2020	2020	2019
Convertible debt	$6,904,000	$6,904,000	$-	$3,836,300
Unamortized debt discount - revalued warrants	-	-	-	(118,356)
Unamortized debt discount - warrants	(615,844)	(615,844)	-	(878,979)
Unamortized debt discount - BCF	(991,968)	(991,968)	-	(1,307,755)
Unamortized debt discount - debt issuance costs	(324,231)	(324,231)	-	(566,815)
Accrued interest	313,382	313,382	-	112,543
Total convertible debt	$5,285,340	$5,285,340	$-	$1,076,938

Note 10 – Other Liabilities

Other liabilities consisted of the following:

	June 30,	December 31,
Current	2020	2019
Due to Mayoly	$393,635	$392,989
Lease liabilities	87,194	83,235
Other liabilities	25,697	-
	$506,526	$476,224

	June 30,	December 31,
Long-term	2020	2019
Lease liabilities	43,629	-
	$43,629	$-

Note 11 – Equity

Our certificate of incorporation, as amended and restated on December 20, 2019 (the “Charter”) authorizes the issuance of up to 150,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On December 19, 2019, the Company held its Annual Meeting of Stockholders (the “2019 Annual Meeting”), whereby, the shareholders approved, among others, amending the Company’s Charter to authorize the Board to effect a reverse stock split of both the issued and outstanding and authorized shares of Common Stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-five (1:5), any time prior to the one-year anniversary date of the 2019 Annual Meeting, with the exact ratio to be determined by the Board (the “Reverse Split”). As of June 30, 2020, the Board had not elected to effect a Reverse Split.

Common Stock

The Company had 28,502,850 and 26,800,519 shares of its Common Stock issued and outstanding at June 30, 2020 and December 31, 2019, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. Our Charter and Amended and Restated Bylaws (the “Bylaws”) do not provide for cumulative voting rights.

In addition, the holders of our Common Stock will be entitled to receive ratably such dividends, if any, as may be declared by the Board out of legally available funds; however, the current policy of our Board is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of our Common Stock will be entitled to share ratably in all assets that are legally available for distribution.

Holders of our Common Stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences and privileges of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.

Preferred Stock

We have 10,000,000 shares of preferred stock, par value $0.0001 per share, authorized and available for issuance in one or more series. The Board is authorized to divide the preferred stock into any number of series, fix the designation and number of each such series, and determine or change the designation, relative rights, preferences, and limitations of any series of preferred stock. The Board of may increase or decrease the number of shares initially fixed for any series, but no decrease may reduce the number below the shares then outstanding and duly reserved for issuance.

As of June 30, 2020, no series of preferred stock were issued and outstanding.

On July 16, 2020, we authorized 5,194.805195 shares as Series B Preferred Stock and issued 2,912.583005 shares of Series B Preferred Stock (See Note 1), with 2,282.222190 shares of Series B Preferred Stock remaining authorized but unissued. Following such transactions, we currently have 2,912.583005 shares of preferred stock issued and outstanding with 9,997,087.416995 shares of preferred stock remaining authorized but unissued.

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

The Company issued an aggregate of 795,006 and 0 stock options, during the six months ended June 30, 2020 and 2019, respectively, under the 2014 Plan (see Note 13). As of June 30, 2020, there were an aggregate of 4,367,806 total shares available under the 2014 Plan, of which 2,272,506 are issued and outstanding, 387,000 shares are reserved subject to issuance of restricted stock and RSUs and 1,708,300 shares are available for potential issuances. The Company may issue securities outside of the 2014 Plan.

Equity Line with Lincoln Park

On November 13, 2019, the Company entered into a purchase agreement (the “Equity Line Agreement”), together with a registration rights agreement (the “Lincoln Park Registration Rights Agreement”), with Lincoln Park. Under the terms of the Equity Line Agreement, Lincoln Park has committed to purchase up to $15,000,000 of our Common Stock (the “Equity Line”). Upon execution of the Equity Line Agreement, the Company issued Lincoln Park 487,168 shares of Common Stock (the “Commitment Shares”) as a fee for its commitment to purchase shares of our Common Stock under the Equity Line Agreement. The remaining shares of our Common Stock that may be issued under the Equity Line Agreement may be sold by the Company to Lincoln Park at our discretion from time-to-time over a 30-month period commencing after the satisfaction of certain conditions set forth in the Equity Line Agreement, subject to the continued effectiveness of a registration statement covering such shares of Common Stock sold to Lincoln Park by the Company. The registration statement was filed with the SEC on December 31, 2019 and was declared effective on January 14, 2020.

Under the Equity Line Agreement, on any business day over the term of the Equity Line Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a “Purchase Notice”) directing Lincoln Park to purchase up to 150,000 shares of Common Stock per business day (the “Regular Purchase”). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The Equity Line Agreement provides for a purchase price per Purchase Share (the “Purchase Price”) equal to the lesser of:

●	the lowest sale price of Common Stock on the purchase date; and;

●	the average of the three lowest closing sale prices for the Common Stock during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares;

In addition, on any date on which the Company submits a Purchase Notice to Lincoln Park, the Company also has the right, in its sole discretion, to present Lincoln Park with an accelerated purchase notice (each, an “Accelerated Purchase Notice”) directing Lincoln Park to purchase an amount of stock (the “Accelerated Purchase”) equal to up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate shares of Common Stock traded during all or, if certain trading volume or market price thresholds specified in the Equity Line Agreement are crossed on the applicable Accelerated Purchase date, the portion of the normal trading hours on the applicable Accelerated Purchase date prior to such time that any one of such thresholds is crossed (such period of time on the applicable Accelerated Purchase Date, the “Accelerated Purchase Measurement Period”), provided that Lincoln Park will not be required to buy shares pursuant to an Accelerated Purchase Notice that was received by Lincoln Park on any business day on which the last closing trade price of Common Stock on the Nasdaq Capital Market (or alternative national exchange) is below $0.25 per share. The purchase price per share for each such Accelerated Purchase will be equal to the lesser of:

●	97% of the volume weighted average price of the Company’s common stock during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase date; and

●	the closing sale price of Common Stock on the applicable Accelerated Purchase Date.

The Company may also direct Lincoln Park on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the Equity Line Agreement, to purchase an amount of stock (the “Additional Accelerated Purchase”) equal to up to the lesser of (i) three times the number of shares purchased pursuant to such Regular Purchase; and (ii) 30% of the aggregate number of shares of Common Stock traded during a certain portion of the normal trading hours on the applicable Additional Accelerated Purchase date as determined in accordance with the Purchase Agreement (such period of time on the applicable Additional Accelerated Purchase date, the “Additional Accelerated Purchase Measurement Period”), provided that the closing price of the Company’s common stock on the business day immediately preceding such business day is not below $0.25 per share. Additional Accelerated Purchases will be equal to the lower of:

●
 97% of the volume weighted average price of the Company’s common stock during the applicable Additional Accelerated Purchase Measurement Period on the applicable Additional Accelerated Purchase date; and

●	the closing sale price of Common Stock on the applicable Additional Accelerated Purchase.

During the six months ended June 30, 2020, the Company issued an aggregate of 1,495,199 shares of Common Stock in connection with the Equity Line Agreement, resulting in net proceeds to the Company of approximately $988,348. Pursuant to the terms of the Equity Line Agreement, without first obtaining stockholder approval, the aggregate number of shares that the Company is permitted to sell to Lincoln Park thereunder, when aggregated with certain other private offerings of Common Stock, as applicable, may not exceed 19.99% of the Common Stock outstanding immediately prior to the execution of the Equity Line Agreement on November 13, 2019, unless the average price of all applicable sales thereunder exceeds $0.70 per share calculated by reference to the “Minimum Price” under Nasdaq Listing Rule 5635(d). As part of its discussions with the Staff of Nasdaq relating to certainremediation actions described in Note 1, the Company has clarified that, as of July 23, 2020, 2,118,389 additional shares of Common Stock remained available to be sold below such thresholds.

Common Stock Issuances

During the three months ended June 30, 2020, the Company did not issue any shares of its Common Stock to consultants or outside Board members.

During the six months ended June 30, 2020, the Company issued an aggregate of 101,195 shares of its Common Stock to consultants with a total grant date fair value of approximately $87,105 for services provided, that was recorded was recorded as stock-based compensation, included as part of general and administrative expense.

During the six months ended June 30, 2020, the Company issued an aggregate of 105,937 shares of its Common Stock to outside Board members as payment of Board fees with an aggregate grant date fair value of approximately $131,137 that was recorded as stock-based compensation, included as part of general and administrative expense. The aggregate effective settlement price was $1.24 per share, and each individual stock issuance was based on the closing stock price of the Common Stock on the initial date the payable was accrued.

During the three and six months ended June 30, 2019, the Company issued 13,379 and 40,481 shares of Common Stock, respectively, to an investor relations consultant as payment of $30,000 and $90,000, respectively, of accounts payable.

During the three and six months ended June 30, 2019, the Company issued an aggregate of 30,000 and 60,000 shares of its Common Stock, respectively, to outside Board members as payment of Board fees with an aggregate grant date fair value of approximately $51,000 and $123,000, respectively that was recorded as stock-based compensation, included as part of general and administrative expense.

During the period from April 6, 2020 through May 22, 2020, the Company sold an aggregate of 1,345,199 shares of Common Stock pursuant to the Equity Line, from which the Company derived approximately $869,000 in net proceeds. The sales of these shares were exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder).

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards (“RSUs”) refer to an award under the 2014 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

During the three months ended June 30, 2020, an aggregate of 2,917 unvested restricted shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $10,500 and was recorded as stock-based compensation, included as part of general and administrative expense.

During the six months ended June 30, 2020, an aggregate of 8,334 unvested restricted shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $30,008 and was recorded as stock-based compensation, included as part of general and administrative expense.

During the three and six months ended June 30, 2020, an aggregate of 4,000 unvested restricted shares of Common Stock were forfeited.

During the three months ended June 30, 2019, an aggregate of 47,084 unvested restricted shares of Common Stock vested with a total grant date fair value of approximately $146,169. 33,334 of these restricted shares with a total grant date fair value of approximately $101,335 vested during the three months ended June 30, 2019 due to the Company achieving certain clinical milestones. 13,750 of these restricted shares with a total grant date fair value of approximately $44,834 vested during the three months ended June 30, 2019 due to the satisfacation of service conditions.

During the six months ended June 30, 2019, an aggregate of 119,667 unvested restricted shares of Common Stock vested with a total grant date fair value of approximately $369,854. 92,167 of these restricted shares with a total grant date fair value of approximately $280,188 vested during the six months ended June 30, 2019 due to the Company achieving certain clinical milestones. 27,500 of these restricted shares with a total grant date fair value of approximately $89,666 vested during the six months ended June 30, 2019 due to the satisfaction of service conditions.

As of June 30, 2020, the Company had unrecognized restricted common stock expense of approximately $399,531. Approximately $6,281 of this unrecognized expense will be recognized over the average remaining vesting term of 0.15 years. Approximately $196,625 of this unrecognized expense vests upon the first commercial sale in the United States of MS1819 and approximately $196,625 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable at June 30, 2020.

As of June 30, 2019, the Company had unrecognized restricted common stock expense of approximately $292,359 that will be recognized over the average remaining vesting term of 1.80 years.

Note 12 – Warrants

For the six months ended June 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued Note Warrants to investors to purchase an aggregate of 1,813,257 shares of Common Stock with the issuance of the Promissory Notes as referenced in Note 9. These Note Warrants were issued between January 2, 2020 and January 9, 2020, are exercisable commencing six (6) months following the issuance date at $1.07 per share and expire five years from issuance. The total grant date fair value of these warrants was determined to be approximately $1,574,886, as calculated using the Black-Scholes model, and were recorded as a debt discount based on their relative fair value.

For the six months ended June 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued placement agent warrants to purchase an aggregate of 199,732 shares of Common Stock. These placement agent warrants were issued between January 2, 2020 and January 9, 2020, vested immediately, and expire five years from issuance. 41,495 of these Placement Agent Warrants are exercisable at $1.21 per share and 158,237 are exercisable at $1.42 per share. The total grant date fair value of these placement agent warrants was determined to be approximately $174,130, as calculated using the Black-Scholes model, and was charged to debt discount that will be amortized over the life of the debt.

During the six months ended June 30, 2020, warrants to purchase an aggregate of 30,096 shares of Common Stock expired with exercise prices ranging between $4.76 and $7.37 per share.

Warrant transactions for the six months ended June 30, 2020 and 2019 were as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2019	3,112,715	$2.55 - 7.37	$4.83

Granted during the period	75,663	$2.55 – 2.82	$2.68
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at June 30, 2019	3,188,378	$1.50 - 7.37	$3.51

Warrants outstanding and exercisable at January 1, 2020	5,378,288	$1.07 - 7.37	$2.53

Granted during the period	2,012,989	$1.07 - 1.42	$1.10
Expired during the period	(30,096)	$4.76 - 7.37	$4.92
Exercised during the period	-	-	-
Warrants outstanding and exercisable at June 30, 2020	7,361,181	$1.07 - 7.37	$2.13

	Number of	Weighted Average	Weighted
	Shares Under	Remaining Contract	Average
Exercise Price	Warrants	Life in Years	Exercise Price
$1.07 - $1.99	4,202,899	4.48
$2.00 - $2.99	1,292,813	1.74
$3.00 - $3.99	623,787	3.20
$4.00 - $4.99	214,256	4.09
$5.00 - $5.99	551,835	5.47
$6.00 - $6.99	416,657	5.92
$7.00 - $7.37	58,934	3.33
Total	7,361,181	3.28	$2.13

The weighted average fair value of warrants granted during the six months ended June 30, 2020 was $1.10 per share. The fair value was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

June 30,
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

During the three months ended June 30, 2020, the Company issued stock options to purchase an aggregate of 460,000 shares of Common Stock with a strike price of $0.97 per share and a term of ten years to its non-executive directors. These options had a total grant date fair value of approximately $210,284, as calculated using the Black-Scholes model.

During the six months ended June 30, 2020, the Company issued additional stock options to purchase an aggregate of 335,006 shares of Common Stock with a strike price of $1.03 per share and a term of ten years to its chief financial officer that vest quarterly over three years. These options had a total grant date fair value of approximately $281,405, as calculated using the Black-Scholes model.

During the three months ended June 30, 2020, stock options to purchase an aggregate of 185,000 shares of Common Stock were cancelled with strike prices ranging between $0.97 and $3.60 per share.

During the six months ended June 30, 2020, stock options to purchase an aggregate of 200,000 shares of Common Stock were cancelled with strike prices ranging between $0.97 and $3.60 per share.

During the three months ended June 30, 2020, stock options to purchase an aggregate of 257,917 shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $146,026 and were recorded as stock-based compensation, and included as part of general and administrative expense.

During the six months ended June 30, 2020, stock options to purchase an aggregate of 315,834 shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $200,977 and were recorded as stock-based compensation, and included as part of general and administrative expense.

During the three and six months ended June 30, 2020, stock options to purchase an aggregate of 50,000 shares of Common Stock, subject to performance conditions vesting, vested with a total grant date fair value of approximately $20,150 and were recorded as stock-based compensation, and included as part of general and administrative expense due to the Company determining the probability of initiating the Option 2 Clinical Trial was greater than 75% at June 30, 2020.

During the three and six months ended June 30, 2019, stock options to purchase an aggregate of 893,500 shares of Common Stock were granted with an exercise price of $1.75 and a term of five years. During the three months ended June 30, 2019, no options vested. During the six months ended June 30, 2019, stock options to purchase an aggregate 244,500 shares of Common Stock vested with a total grant date fair value of approximately $511,335. stock options to purchase an aggregate 242,000 shares of Common Stock with a total grant date fair value of approximately $501,666 vested due to the Company achieving certain clinical milestones.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:
June 30,
2020
Expected life (in years)	10
Volatility	84.5%
Risk-free interest rate	0.70- 0.76%
Dividend yield	-%

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

During the six months ended June 30, 2020 and 2019, stock option activity under the 2014 Plan was as follows:

	Number	Average	Remaining Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2019	994,000	$3.58	5.42	$-

Granted during the period	-	-
Expired during the period	-	-
Canceled during the period	-	-
Exercised during the period	-	-
Stock options outstanding at June 30, 2019	994,000	$3.58	5.17	$-

Exercisable at June 30, 2019	749,500	$3.74	5.71	$-

Non-vested stock options outstanding at January 1, 2019	244,500	$3.05	4.53	$-

Granted during the period	-	-
Vested during the period	(244,500)	$3.05	4.53
Expired during the period	-	-
Canceled during the period	-	-
Exercised during the period	-	-
Non-vested stock options outstanding at June 30, 2019	-	$-	-	$-

Stock options outstanding at January 1, 2020	1,677,5000	$2.17	5.37	$-

Granted during the period	795,006	$1.00	10.00	$-
Expired during the period	-	-
Canceled during the period	(200,000)	$2.10	3.28	$-
Exercised during the period	-	-
Stock options outstanding at June 30, 2020	2,272,506	$1.86	6.52	$-

Exercisable at June 30, 2020	1,084,834	$2.59	5.60	$-

Non-vested stock options outstanding at January 1, 2020	883,500	$1.33	6.26	$-

Granted during the period	795,006	$1.03	10.00	$-
Vested during the period	(365,834)	$2.59	6.88	$-
Expired during the period	-	-	-
Canceled during the period	(125,000)	$2.10	2.82	$-
Exercised during the period	-	-	-
Non-vested stock options outstanding at June 30, 2020	1,187,672	$1.20	7.36	$-

As of June 30, 2020, the Company had unrecognized stock-based compensation expense of approximately $908,911. Approximately $326,736 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 9.62 years. Approximately $440,213 of this unrecognized expense will vest upon enrollment completion of the next MS1819 Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $41,213 of this unrecognized expense will vest upon enrollment completion of the ongoing Combination Trial in Europe. Approximately $20,150 of this unrecognized expense will vest upon trial completion of the next MS1819 Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $40,300 of this unrecognized expense vests upon the Company initiating a Phase III clinical trial in the U.S. for MS1819. Approximately $40,300 of this unrecognized expense vests upon initiating a U.S. Phase I clinical trial for any product other than MS1819. The Company will recognize the expense related to these milestones when the milestones become probable.

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

During the three and six months ended June 30, 2019, the Company charged $0 and $403,020, respectively, to Mayoly under the JDLA that was in effect during both periods.

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

No payments were made under this Sublicense Agreement during in the three and six months ended June 30, 2020 and 2019, respectively.

Employment Agreements

James Sapirstein

Effective October 8, 2019, the Company entered into an employment agreement with Mr. Sapirstein to serve as its President and Chief Executive Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Sapirstein provides for a base salary of $450,000 per year. In addition to the base salary, Mr. Sapirstein is eligible to receive (i) a cash bonus of up to 40% of his base salary on an annual basis, based on certain milestones that are yet to be determined; (ii) 1% of net fees received by the Company upon entering into license agreements with any third-party with respect to any product current in development or upon the sale of all or substantially all assets of the Company; (iii) an award grant of 200,000 restricted stock units (“RSUs”) which are scheduled to vest as follows (a) 100,000 shares upon the first commercial sale of MS1819 in the U.S. and (b) 100,000 shares upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days; (iv) a grant of 300,000 10-year stock options to purchase shares of common stock with an exercise price equal to $0.56 per share, which are scheduled to vest as follows (a) 50,000 shares upon the Company initiating its next Phase II clinical trial in the U.S. for MS1819, (b) 50,000 shares upon the Company completing its next or subsequent Phase II clinical trial in the U.S. for MS1819, (c) 100,000 shares upon the Company initiating a Phase III clinical trial in the U.S. for MS1819, and (d) 100,000 shares upon the Company initiating a Phase I clinical trial in the U.S. for any product other than MS1819. Mr. Sapirstein is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his services to the Company.

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

The Company leases its office and research facilities under operating leases which are subject to various rent provisions and escalation clauses.

On April 1, 2020, the Company entered into a two-year lease extension (amendment) to is Hayward, CA office. The Company determined that the lease modification did not grant an additional right of use and concluded that the modification was not a separate new lease, but rather that it should reassess and remeasure the entire modified lease on the effective date of the modification. The Company accounted for the lease amendment prospectively.

The Company’s leases expire at various dates through 2022. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expense amounted to $40,066 and $50,655, respectively, in the three months ended June 30, 2020 and 2019.

Lease expense amounted to $77,081 and $101,666, respectively, in the six months ended June 30, 2020 and 2019.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at June 30, 2020 are:

June 30,
2020
Lease term and discount rate
Weighted-average remaining lease term	1.21 years
Weighted-average discount rate	6.0%

Maturities of operating lease liabilities at June 30, 2020 are as follows:

2020	$59,847
2021	55,420
2022	23,375
Total lease payments	138,642
Less imputed interest	(7,819)
Present value of lease liabilities	$130,823

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At June 30, 2020 and December 31, 2019, the Company had no tax provision for either jurisdiction.

At June 30, 2020 and December 31, 2019, the Company had gross deferred tax assets of approximately $16,817,000 and $16,372,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $16,817,000 and $16,372,000, respectively, has been established at June 30, 2020 and December 31, 2019. The change in the valuation allowance in the six months ended June 30, 2020 and 2019 was $445,000 and $2,010,000, respectively.

At June 30, 2020, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $33,031,000 and $24,527,000, respectively. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At June 30, 2020 and December 31, 2019, the Company had approximately $21,001,000 and $19,475,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At June 30, 2020 and December 31, 2019, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

At June 30, 2020, diluted net loss per share did not include the effect of 7,427,032 shares of Common Stock issuable upon the conversion of convertible debt, 7,361,181 shares of Common Stock issuable upon the exercise of outstanding warrants, 387,000 shares of Common Stock pursuant to unearned and unissued restricted stock and RSUs, and 2,272,506 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

At June 30, 2019, diluted net loss per share did not include the effect of 3,188,378 shares of Common Stock issuable upon the exercise of outstanding warrants, 416,000 shares of restricted Common Stock not yet issued, and 1,887,500 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

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

All unvested shares of restricted stock and stock options subject to time and other performance-based vesting conditions have been forfeited in connection with Mr. Spoor's resignation as the Company’s President and Chief Executive Officer.  Mr. Spoor also declined the right to receive 241,667 earned, but unissued shares of restricted stock on April 29, 2020 in connection with his resignation from the Board.

As of June 30, 2020, management was negotiating with Mr. Spoor regarding the amounts, if any, that should be paid to Mr. Spoor relating to payments due to JIST, any bonus payable, as well as the equity awards due to Mr. Spoor. Subsequent to June 30, 2020, the parties entered into a settlement and release agreement (See Note 19).

Maged Shenouda

From October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company employed the services of Maged Shenouda as a financial consultant. Included in accounts payable at June 30, 2020 and 2019 is $10,000 and $50,000, respectively, for Mr. Shenouda’s services. On November 1, 2019, Mr. Shenouda submitted his resignation as Chief Financial Officer of the Company, effective November 30, 2019.

On June 29, 2019, the Company accrued an incentive bonus in the amount of $100,000 payable to Mr. Shenouda. Subsequent to Mr. Shenouda’s resignation, the Compensation Committee reviewed the accrued bonus and determined that such amount should not be paid, and the Company reversed the accrual in the quarter ended December 31, 2019.
Subsequent to June 30, 2020, the parties entered into a settlement and release agreement (See Note 19).

Note 19 – Subsequent Events

See Note 1 for a discussion of the Series B Private Placement and the Exchange, which was consummated on July 16, 2020.

Settlement with former Officers

On July 9, 2020, the Company and Johan (Thijs) Spoor, its former Chief Executive Officer, entered into a settlement and general release (the “Settlement and Release”), effective July 9, 2020 (the “Settlement Date”), of certain claims relating to Mr. Spoor's separation from the Company on October 8, 2019. The warrants are immediately exercisable, have an exercise price equal to $1.00 per share, a five-year term and may be exercised pursuant to a cashless exercise provision commencing six months from the issuance date.

In connection with the Settlement and Release, on July 14, 2020 we granted Mr. Spoor warrants to purchase an aggregate of 150,000 shares of Common Stock. In addition, Mr. Spoor legally released all claims to a discretionary bonus in the amount of $255,000, which was originally accrued by the Company in June 2019 but was subsequently reversed during the quarter ended December 31, 2019, legally released all claims to $348,400 due to JIST Consulting, a company controlled by Mr. Spoor, that is reflected in the Company's accounts payable as of June 30, 2020 and the Company also paid Mr. Spoor's legal expenses in the amount of $51,200.

On July 2, 2020, the Company and Maged Shenouda, its former Chief Financial Officer also entered into a settlement and general release (the “Shenouda Settlement and Release”), of certain claims relating to Mr. Shenouda’s s separation from the Company effective November 30, 2019. In connection with the Shenouda Settlement and Release, the Company paid a total of $15,000 to Mr. Shenouda, which amount includes $10,000 of accounts payable of the Company due to Mr. Shenouda for services provided, that is reflected in the Company's accounts payable as of June 30, 202, and Mr. Shenouda legally released all claims to a discretionary bonus in the amount of $100,000 originally accrued by the Company in June 2019, but was subsequently reversed during the quarter ended December 31, 2019.
.

Amendment to Incentive Plan

On July 16, 2020, the Board approved an amendment to the 2014 Plan. The amendment eliminates individual grant limits under the 2014 Plan that were intended to comply with the exemption for “performance-based compensation” under Section 162(m) of the Internal Revenue Code, which section has been repealed.

Option Grants

On July 16, 2020, the Board authorized the grant of stock options covering a total of 2,040,000 shares of Common Stock under the 2014 Plan to certain employees, officers and directors. Such options each have an exercise price of $0.85 per share, the closing market price of the Common Stock on their date of grant. James Sapirstein, Chief Executive Officer, received options to purchase up to 1,200,000 shares of the Common Stock, 600,000 of which will vest in equal monthly installments over a term of three years commencing on the one month anniversary of the issuance date, and 600,000 of which will vest upon the achievement of certain strategic milestones specified by the Compensation Committee of the Board. Daniel Schneiderman, Chief Financial Officer, received options to purchase up to 250,000 shares of Common Stock and James E. Pennington, Chief Medical Officer, received options to purchase up to 300,000 shares of Common Stock, each vesting in equal monthly installments over a term of three years commencing on the one month anniversary of the issuance date.

In addition, on July 16, 2020, the Board also approved an amended and restated option grant to Daniel Schneiderman, amending and restating a grant previously made on January 2, 2020, to reduce the amount of shares issuable upon exercise of such option to be the maximum number of shares Mr. Schneiderman was eligible to receive under the Incentive Plan on the original grant date (or 300,000 shares), due to the Incentive Plan provisions relating to the Section 162(m) limitations described above. The Board also approved the issuance of a replacement option covering the balance of shares intended to be issued at that time (or 35,006 shares). The amended and restated option has an exercise price of $1.03, the closing market price of Common Stock on January 2, 2020, which was the date of its original grant, and the replacement option has an exercise price of $0.85, the closing market price of the Common Stock on its date of grant. Both the amended and restated option and the replacement option vest over a term of three years, in 36 equal monthly installments on each monthly anniversary of January 2, 2020.

Amendments to Articles of Incorporation or Bylaws

On August 5, 2020, the Board approved and adopted amended and restated Bylaws (the “2020 Amended and Restated Bylaws”) which became effective immediately upon the Board’s approval. The Amended and Restated Bylaws restate the Company’s prior bylaws in their entirety to, among other things: (i) establish advance notice and other procedures for the presentation of stockholder proposals, including stockholder nominations of directors, at stockholder meetings; (ii) establish procedures to allow for reasonable postponements and adjournments of stockholder meetings in the circumstances set forth therein; (iii) update the voting requirements for any proposal presented at stockholder meetings, other than the election of directors, to reflect a majority of votes cast in favor of or against the proposal; (iv) designate the Court of Chancery of the State of Delaware, subject to certain exceptions, to be the sole and exclusive forum for certain specified actions, including derivative actions or proceedings brought on behalf of the Company or actions asserting a claim breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company; and (v) designate the federal district courts of the United States to be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. Our business and financial performance are subject to substantial risks and uncertainties. Actual results, performance or achievements of the company and its clinical trials  may differ materially from those indicated by such forward-looking statements as a result of various important factors, including whether the Company’s cash resources will be sufficient to fund its continuing operations for the periods and/or trials anticipated; whether results obtained in preclinical and nonclinical studies and clinical trials will be indicative of results obtained in future clinical trials; whether preliminary or interim results from a clinical trial such as the interim results presented will be indicative of the final results of the trial; whether the Company’s product candidates will advance through the clinical trial process on a timely basis, or at all; whether the results of such trials will warrant submission for approval from the United States Food and Drug Administration or equivalent foreign regulatory agencies; whether the Company’s product candidates will receive approval from regulatory agencies on a timely basis or at all; whether, if product candidates obtain approval, they will be successfully distributed and marketed; whether the coronavirus pandemic will have an impact on the timing of our clinical development, clinical supply and our operations; and other factors discussed in the “Risk Factors” section of the Company’s annual report on Form 10-K for the period ended December 31, 2019, and risks described in other filings that the Company may make with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements contained in this report speak only as of the date hereof, and the Company specifically disclaims any obligation to update any forward-looking statement, whether because of new information, future events or otherwise.

Overview

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, AzurRx acquired 100% of the issued and outstanding capital stock of AzurRx SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France. AzurRx and its wholly-owned subsidiary, AzurRx SAS (“ABS”), are collectively referred to as the “Company.”

The Company is engaged in the research and development of non-systemic biologics for the treatment of patients with gastrointestinal disorders. Non-systemic biologics are non-absorbable drugs that act locally, i.e. the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. The Company is currently focused on developing its lead drug candidate, MS1819.

MS1819

MS1819 is a yeast derived recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) associated with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). MS1819, supplied as an oral non-systemic biologic capsule, is derived from the Yarrowia lipolytica yeast lipase and breaks up fat molecules in the digestive tract of EPI patients so that they can be absorbed as nutrients. Unlike the standard of care, the MS1819 synthetic lipase does not contain any animal products.

EPI is a condition characterized by deficiency of the exocrine pancreatic enzymes, resulting in a patient’s inability to digest food properly, or maldigestion. The deficiency in this enzyme can be responsible for greasy diarrhea, fecal urge and weight loss. There are more than 30,000 patients with EPI caused by CF according to the Cystic Fibrosis Foundation approximately and approximately 90,000 patients in the U.S. with EPI caused by CP according to the National Pancreas Foundation. Patients are currently treated with porcine pancreatic enzyme replacement pills.

Ongoing Clinical Studies

MS1819 – Phase 2b OPTION 2 Cystic Fibrosis Monotherapy Study

On October 17, 2019, the Company announced that the Cystic Fibrosis Foundation Data Safety Monitoring Board (the “CFF DSMB”) completed its review of the Company’s final results of the OPTION Cross-Over Study and has found no safety concerns for MS1819, and that the CFF DSMB supports the Company’s plan to proceed to a higher 4.4 gram dose of MS1819 with enteric capsules in the multi-center dose escalation Phase 2b OPTION clinical trial (the “OPTION 2 Trial”). In December 2019, the Company submitted the clinical trial protocol to the existing IND at the FDA. The clinical trial protocol has been reviewed by the FDA with no comments. In April 2020, the Company received approval to conduct the OPTION 2 Trial in Therapeutics Development Network (TDN) clinical sites in the U.S. as well as Institutional Review Board (IRB) approval to commence the OPTION 2 Trial.

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

On July 22, 2020, the Company announced that it initiated the OPTION 2 Trial in July 2020 with the first patient screened and three clinical trial sites activated in the U.S. The initiation of the OPTION 2 Trial Topline data is anticipated in the first quarter of 2021; however, this timeline may be further delayed due to the COVID-19 pandemic.

MS1819 – Phase 2 Combination Therapy Study

In addition to the monotherapy studies, the Company launched a Phase 2 multi-center clinical trial (the “Combination Trial”) in Europe to investigate MS1819 in combination with PERT, for CF patients who suffer from severe EPI but continue to experience clinical symptoms of fat malabsorption despite taking the maximum daily dose of PERTs. The Combination Trial is designed to investigate the safety, tolerability and efficacy of escalating doses of MS1819 (700 mg, 1120 mg and 2240 mg per day, respectively), in conjunction with a stable dose of PERTs, in order to increase CFA and relieve abdominal symptoms in uncontrolled CF patients. A combination therapy of PERT and MS1819 has the potential to: (i) correct macronutrient and micronutrient maldigestion; (ii) eliminate abdominal symptoms attributable to maldigestion; and (iii) sustain optimal nutritional status on a normal diet in CF patients with severe EPI.

On October 15, 2019, the Company announced that it dosed the first patients in its Combination Trial in Hungary. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, at clinical trial sites in Hungary and additional countries in Europe including Spain and possibly Turkey. Topline data is currently expected in the first half of 2021; however, this timeline may be further delayed due to the COVID-19 pandemic.

On August 11, 2020, the Company announced positive interim data on the first five patients in the Combination Trial. The primary efficacy endpoint was met, with CFAs greater than 80% for all patients across all visits. For secondary efficacy endpoints, the Company observed that stool weight decreased, the number of stools per day decreased, steatorrhea improved, and body weight increased. Additionally, no serious adverse events were reported.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2020, we had cash of approximately $984,950 and had sustained cumulative losses attributable to common stockholders of approximately $72.7 million. Subsequent to June 30, 2020, we have raised aggregate gross proceeds of approximately $15.2 million and aggregate net proceeds of approximately $13.5 million in the Series B Private Placement and eliminated approximately 6.9 million of Convertible Notes in the Exchange (see Note 19). We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by the COVID-19 pandemic, which is evolving and could negatively impact our ability to raise additional capital in the future.

We have funded our operations to date primarily through the issuance of debt and convertible debt securities, as well as the issuance of Common Stock in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of MS1819 and any other product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities.

Between December 20, 2019 and January 9, 2020, we issued Promissory Notes to certain investors in the aggregate principal amount of $6,904,000. Each Promissory Note matures on September 20, 2020, accrues interest at a rate of 9% per annum, and is convertible, at the option of the holder, into shares of Common Stock at a price of $0.97 per share (the “Promissory Note Conversion Shares”). As additional consideration for the purchase of the Promissory Notes, each Investor also received Common Stock purchase warrants (the “Note Warrants”) to purchase that number of shares of Common Stock equal to one-half of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes. The Note Warrants have an exercise price of $1.07 per share and expire five years from the date of issuance.

During the six months ended June 30, 2020, the Company issued an aggregate of 1,495,199 shares of Common Stock in connection with the Equity Line Purchase Agreement, resulting in gross proceeds to the Company of approximately $988,348.

As described in Note 1 in the accompanying financial statements, on July 16, 2020, the Company consummated the Series B Private Placement whereby the Company entered into the Series B Purchase Agreement with certain accredited and institutional investors, resulting in aggregate gross proceeds of approximately $15.2 million and aggregate net proceeds to the Company of approximately $13.5 million, after deducting placement agent compensation and expenses. Pursuant to the Series B Purchase Agreement, the Company issued an aggregate of 2,912.583124 shares of Series B Preferred Stock at a price of $7,700.00 per share, initially convertible into an aggregate of 29,125,833 shares of Common Stock at $0.77 per share, together with Series B Warrants to purchase an aggregate of 14,562,957 shares of Common Stock at an exercise price of $0.85 per share. In connection with the Series B Private Placement, an aggregate of 1,975.578900 shares of Series B Preferred Stock initially convertible into 19,755,795 shares of Common Stock and related 7,379,790 Series B Warrants were issued for cash consideration. In addition, the balance of an aggregate of 937.004221 shares of Series B Preferred Stock initially convertible into 9,370,039 shares of Common Stock and related Series B Warrants to purchase 4,685,040 shares of Common Stock was issued to certain investors in exchange for consideration consisting of approximately $6.9 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon of approximately $0.3 million, of Promissory Notes. As additional consideration, the Company also issued certain additional warrants to purchase an aggregate of 1,772,972 shares of Common Stock at an exercise price of $0.85 per share. The Company prepaid the outstanding balance of $25,000 aggregate principal amount of Promissory Notes, together with accrued and unpaid interest thereon through the prepayment date, held by those holders who did not participate in the Exchange. Following the consummation of the Series B Private Placement and the Exchange, the Company no longer has any convertible debt outstanding.

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

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. To regain compliance, the closing bid price of the Company's Common Stock must be at least $1.00 per share for 10 consecutive business days at some point during the period of 180 calendar days from the date of the Notice, or until December 3, 2020, due to certain COVID-19 related relief from price-based continued listing requirements issued by Nasdaq on April 16, 2020. If the Company does not regain compliance with the minimum bid price requirement by December 3, 2020, Nasdaq may grant the Company a second period of 180 calendar days to regain compliance. To qualify for this additional compliance period, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

In addition, as described in Note 1 in the accompanying financial statements, on June 11, 2020, the Company received a separate letter from the Staff regarding certain other compliance issues under Nasdaq Listing Rule 5635. On July 23, 2020, the Company received an updated letter describing the Staff’s determination that the Company had regained compliance with Nasdaq Listing Rule 5635, as a result of the recent completion of its Series B Private Placement and Exchange and certain other remediation actions taken by the Company. The Company is still seeking to regain compliance with the minimum bid price requirement, under Nasdaq Listing Rule 5550(a)(2), as indicated above.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

Net cash used in operating activities for the six months ended June 30, 2020 was $2,634,733, which primarily reflected our net loss of $9,957,168 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $282,142, non-cash stock-based compensation of $230,126, non-cash restricted stock granted to employees and directors of $21,003, non-cash Common Stock granted to settle accounts payable of $131,137, non-cash Common Stock granted to consultants of $87,105, non-cash accretion of debt discount of $4,203,182, non-cash interest on convertible debt of $319,196, and non-cash lease expense of $6,065. Changes in assets and liabilities are due to a decrease in other receivables of $2,548,659 due primarily to the payments of French R&D tax credits, a decrease in prepaid expenses of $274,019 due primarily to the expensing of prepaid insurance, a decrease in other liabilities of $135,210, and a decrease in deposits from the return of a refundable deposit of $5,000, offset by an increase in accounts payable and accrued expense of $571,728, an increase in deferred offering costs in connection with the Series B Private Placement of $192,071, an increase in right-of-use assets in connection the lease extension and an increase in accounts receivable of $36,003.

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

Net cash used in investing activities for the six months ended June 30, 2020 and 2019, was $2,808, which consisted of the purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2019 was $13,337, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2020 was $3,433,595, compared to $6,895,228 for the six months ended June 30, 2019, resulting in a decrease of $3,461,633.

Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $3,227,002 from the from the issuance of the convertible debt in the Promissory Note Offering, $988,348 from the proceeds of the Equity Line, and $179,418 from the issuance of a note payable in connection with the PPP loan, offset by repayments of convertible debt of $450,000 plus accrued interest of $104,153 related to the ADEC Notes and repayment of a notes payable of $511,173, which included the repayment of the PPP loan.

Net cash provided by financing activities for the six months ended June 30, 2019 was $6,895,228, which consisted of $5,023,956 from the sale of Common Stock offered in our April and May 2019 Public Offerings, $2,000,00 from the issuance of the Notes to ADEC, and $61,590 received from a stockholder in relation to a warrant modification offset by repayment of a note payable of $190,318.

Consolidated Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues.  We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to developing MS1819. As a result, we did not have any revenue during the three months ended June 30, 2020 and 2019, respectively.

Research and Development Expense. R&D expense was $1,089,176 for the three months ended June 30, 2020, as compared to $2,875,851 for the three months ended June 30, 2019. This represents a decrease of $1,786,675 or approximately 62.1% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Stock-based compensation for employees, depreciation and amortization was $0, $4,720 and $131,887, respectively, for the three months ended June 30, 2020, as compared to $0, $5,197 and $138,982, respectively for the three months ended June 30, 2019. Excluding non-cash expenses, total cash R&D expense decreased by $1,779,104, or approximately 65.1% to $952,568 for the three months ended June 30, 2020, from $2,731,672 for the three months ended June 30, 2019.

The decrease in R&D cash spending was primarily due to decreased clinical trial costs of $1,501,019 related to reduced clinical trial activity in connection with recruitment delays in the Combination Study due to COVID-19 as compared to the prior period when we were conducting the OPTION Trial, and decreased personnel costs of $54,921. We expect cash R&D expense to increase during the second half of the year as compared to the first half of the year as we advance both the Phase 2 OPTION2 Trial and the Phase 2 Combination Study and increase CMC activities in connection with the continued development of MS1819.

General and Administrative Expense. G&A expense was $1,304,528 for the three months ended June 30, 2020, as, as compared to $2,056,340 for the for the three months ended June 30, 2019. This represents a decrease of $751,812, or approximately 36.6% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Stock-based compensation for employees, depreciation, amortization and loss on asset disposal was $176,676, $3,987, $0 and $2,498, respectively, for the three months ended June 30, 2020, as compared to $197,169, $0, $0, and $0, respectively for the three months ended June 30, 2019. Excluding non-cash expenses, total cash G&A expense decreased by $737,803, or approximately 39.7% to $1,121,368 for the three months ended June 30, 2020, from $1,859,171 for the three months ended June 30, 2019.

The decrease in G&A cash spending was primarily due to the elimination of bonuses of $629,300 as compared to the prior period, cutbacks in public company and corporate communications expense, including investor and public relations of $151,005, directors fees of $35,000, and travel and entertainment expenses of $74,836, offset by increased insurance of $68,339, increases in legal expenses of $50,765, and increased information technology expenses of $22,899.

We expect cash G&A expense to increase during the remainder of this fiscal year as management instituted cost cutting measures primarily related to public company and corporate communications, including investor relations, the termination of the TransChem Sublicense Agreement and related intellectual property legal expenses and one-time and transaction-related costs are expected to be offset by increases to D&O and corporate insurance, legal expenses, outside consulting fees related to business development efforts, information technology security expenses and costs in connection with our annual shareholder meeting.

Other Expense. Interest expense for the three months ended June 30, 2020 was $2,302,174 as compared to $110,646 for the three months ended June 30, 2019. The increased interest expense is due to amortization of debt discount and accrued interest related to the convertible debt issued in between December 2019 and January 2020, which was not present in the prior period.

Net Loss. As a result of the factors above, our net loss decreased by $346,959 to $4,695,877 for the three months ended June 30, 2020 as compared to $5,042,837 for the three months ended June 30, 2019.

Consolidated Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenues.  We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to developing MS1819. As a result, we did not have any revenue during the three months ended June 30, 2020 and 2019, respectively.

Research and Development Expense. R&D expense was $2,642,536 for the six months ended June 30, 2020, as compared to $6,172,147 for the six months ended June 30, 2019. This represents a decrease of $3,525,127, or approximately 57.1% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Stock-based compensation for employees, depreciation and amortization was $9,000, $9,491, and $263,774, respectively, for the six months ended June 30, 2020, as compared to $361,739, $31,882 and $131,887, respectively for the six months ended June 30, 2019. Excluding non-cash expenses, total cash R&D expense decreased by $3,281,885, or approximately 58.1% to $2,360,270 for the six months ended June 30, 2020, from $5,646,639 for the six months ended June 30, 2019.

The decrease in R&D cash spending was primarily due to decreased clinical trial costs of $2,622,917 related to reduced clinical trial activity in connection with recruitment delays in the Combination Study due to COVID-19 as compared to the prior period, decreased personnel costs of $295,903, and decreased consulting expenses of $140,381. We expect cash R&D expense to increase during the second half of the year as compared to the first half of the year as we advance both the Phase 2 OPTION2 Trial and the Phase 2 Combination Study and increase CMC activities in connection with the continued development of MS1819.

General and Administrative Expense. G&A expense was $2,679,618 for the six months ended June 30, 2020, as, as compared to $3,363,688 for the for the six months ended June 30, 2019. This represents a decrease of $680,070, or approximately 20.3% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Stock-based compensation for employees and consultants, depreciation and loss on asset disposal was $329,234, $8,877, and $1,998 respectively, for the six months ended June 30, 2020, as compared to $643,050, $0 and $0, respectively for the six months ended June 30, 2019. Excluding non-cash expenses, total cash G&A expense decreased by $381,128, or approximately 14.0% to $2,339,510 for the six months ended June 30, 2020, from $2,720,638 for the six months ended June 30, 2019.

The decrease in G&A cash spending was primarily due to the elimination of bonuses of $410,300 as compared to the prior period, cutbacks in public company and corporate communications expense, including investor and public relations of $132,276, directors fees of $70,000, legal expenses of $40,222, and travel and entertainment expenses of $35,657, offset by increases in consulting expenses of $161,224, increased insurance of $134,022, and increased information technology expenses of $46,750.

We expect cash G&A expense to increase during the remainder of this fiscal year as management instituted cost cutting measures primarily related to public company and corporate communications, including investor relations, the termination of the TransChem Sublicense Agreement and related intellectual property legal expenses and one-time and transaction-related costs are expected to be offset by increases to D&O and corporate insurance, legal expenses, outside consulting fees related to business development efforts, information technology security expenses and costs in connection with our annual shareholder meeting.

Other Expense. Interest expense for the six months ended June 30, 2020 was $4,635,013 as compared to $167,757 for the six months ended June 30, 2019. The increased interest expense is due to amortization of debt discount and accrued interest related to the convertible debt issued in between December 2019 and January 2020, which was not present in the prior period.

Net Loss. As a result of the factors above, our net loss increased by $258,237 to $9,957,168 for the six months ended June 30, 2020 as compared to $9,703,591 for the six months ended June 30, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on March 30, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of August 14, 2020, there have been no material changes to the disclosures made in the above referenced Form 10-K, except as set forth below:

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our clinical trial activities and our supply chain. The continued spread of COVID-19 may result in a period of business disruption, including delays in our clinical trials or delays or disruptions in our supply chain. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our drug candidates.

The continued spread of COVID-19 globally could adversely affect our clinical trial operations in the United States and Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. We have already experienced certain delays of our clinical trials and may experience further delays as the pandemic continues. In March and April of 2020, shutdowns in Europe hindered recruitment for certain clinical trials, due to (among other factors) travel restrictions, home confinement and diversions of resources by hospitals and other healthcare professionals away from normal operations and toward the COVID-19 response. Potential enrollees for our clinical trials are among patient populations that are more likely to be considered to be at high-risk for a severe illness from a COVID-19 infection, which may affect their willingness to participate. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves. While we have sufficient supply of our product on hand to meet any needs for our ongoing clinical trials through completion, disruptions in national or international shipments and deliveries could impede our ability to distribute product to trial sites in a timely manner. Any of the foregoing factors could delay our ability to conduct clinical trials or release clinical trial results. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. In addition, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

In addition, the global spread of COVID-19 has created significant volatility and uncertainty in global financial markets and may materially affect us economically and such conditions continue to persist. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 23, 2020, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days the date of the Notice to regain compliance with the minimum bid requirement. On April 16, 2020, Nasdaq announced it was providing temporary relief from continued listing bid price requirements through June 30, 2020. As such, the compliance period for us will expire on December 3, 2020, and not September 21, 2020, as previously announced. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days before December 3, 2020.  If we do not regain compliance during this cure period, we expect that Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

We currently have Series B Preferred Stock outstanding and our certificate of incorporation authorizes our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval.

We currently have 2,912.583005 shares of Series B Preferred Stock outstanding, which is convertible at the holder’s option at any time into shares of common stock at a conversion rate equal to the quotient of (i) the $7,700 stated value (the “Series B Stated Value”) divided by (ii) the initial conversion price of $0.77, subject to certain adjustments. The Series B Preferred Stock Certificate of Designations provides for the payment of cash dividends on the Series B Preferred Stock at a rate of 9.00% per annum, provided that we may pay dividends in-kind through the issuance of additional shares to holders of the Series B Preferred Stock.

Our Series B Preferred Stock gives its holders the preferred right to our assets upon liquidation and the right to receive dividend payments before dividends are distributed to the holders of common stock, among other things. In addition, in the event we effect any issuance of common stock or common stock equivalents for cash consideration, or a combination of units thereof, the holders of the Series B Preferred Stock have the right, subject to certain exceptions, at their option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of the Series B Preferred Stock equal to the Series B Stated Value plus accrued and unpaid dividends thereon) for any securities or units issued in such issuance on a dollar-for-dollar basis. The holders of the Series B Preferred Stock, voting as a separate class, also have customary consent rights with respect to certain corporate actions, including the issuance of an increased number of shares of Series B Preferred Stock, the establishment of any capital stock ranking senior to or on parity the Series B Preferred Stock as to dividends or upon liquidation and certain changes to our Charter or Bylaws including other actions. Our obligations to the holders of the Series B Preferred Stock could limit out ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and hinder the accomplishment of our corporate goals.

In addition to the Series B Preferred Stock, our Board could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

The holders of the Series B Preferred Stock are entitled to have their shares of Series B Preferred Stock redeemed at a substantial premium in the event that certain stockholder approvals relating to the Series B Private Placement and the Exchange are not obtained at our 2020 Annual Meeting of Stockholders

In the event stockholder approval of the Series B Private Placement is not received by October 14, 2020, subject to extension upon the prior written approval of the holders of at least a majority of the Series B Preferred Stock then outstanding, we will be required to repurchase all of the then outstanding shares of Series B Preferred Stock at a price in cash equal to 150% of the then applicable liquidation preference, or approximately $34.4 million, which is equal to the Series B Stated Value plus anticipated accrued and unpaid dividends thereon through such repurchase date, if not extended. In addition, all holders of Series B Warrants and Exchange Warrants will be required to surrender such securities to us for cancellation. As a result, in the event that certain stockholder approvals relating to the Series B Private Placement and the Exchange are not obtained at our 2020 Annual Meeting of Stockholders, these repurchase obligations could severely impair our liquidity and could severely reduce or eliminate any amount of cash flows available for working capital and other general corporate purposes. Under any such circumstances, we would likely be required to enter into additional financing arrangements upon substantially disadvantageous terms, in an attempt to meet these substantial repurchase obligations, or potentially to enter into bankruptcy proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from April 6, 2020 through May 22, 2020, the Company sold an aggregate of 1,345,199 shares of Common Stock pursuant to the Equity Line, from which the Company derived approximately $869,000 in net proceeds. The sales of these shares under the Equity Line Agreement was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder).

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

AZURRX BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ Daniel Schneiderman
Date: August 14, 2020		Daniel Schneiderman Chief Financial Officer (Principal Financial and Accounting Officer)