Form 10-Q
period 2020-09-30
AzurRx BioPharma, Inc.
filed 2020-11-16
CIK 1604191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 30,412,100 shares of the registrant’s common stock, $0.0001 par value, (“Common Stock”) issued and outstanding.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2020.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2020	2019
ASSETS

Current Assets:
Cash	$11,368,680	$175,796
Other receivables	20,688	2,637,303
Prepaid expenses	148,604	595,187
Total Current Assets	11,537,972	3,408,286

Property, equipment, and leasehold improvements, net	54,070	77,391

Other Assets:
Patents, net	3,011,423	3,407,084
Goodwill	1,968,519	1,886,686
Operating lease right-of-use assets	104,196	82,386
Deposits	45,841	41,047
Total Other Assets	5,129,979	5,417,203
Total Assets	$16,722,021	$8,902,880

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,686,003	$1,754,682
Accounts payable and accrued expenses - related party	38,453	533,428
Note payable	-	444,364
Accrued Dividends Payable	408,043	-
Convertible debt	-	1,076,938
Other current liabilities	492,815	476,224
Total Current Liabilities	2,625,314	4,285,636

Other liabilities	31,469	-
Total Liabilities	2,656,783	4,285,636

Stockholders' Equity:
Common stock - Par value $0.0001 per share; 150,000,000 shares authorized; 28,881,984 and 26,800,519 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	2,888	2,680
Series B preferred stock- Par value $0.0001 per share; 5,194.805195 shares authorized; 2,878.455557 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	-	-
Additional paid-in capital	93,239,704	68,575,851
Accumulated deficit	(77,965,806)	(62,694,732)
Accumulated other comprehensive loss	(1,211,548)	(1,266,555)
Total Stockholders' Equity	14,065,238	4,617,244
Total Liabilities and Stockholders' Equity	$16,722,021	$8,902,880

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	09/30/20	09/30/19	09/30/20	09/30/19

Research and development expenses	$1,795,684	$2,221,933	$4,438,229	$7,927,907
General and administrative expenses	1,916,250	1,860,141	4,595,860	5,690,001

Loss from operations	(3,711,934)	(4,082,074)	(9,034,089)	(13,617,908)

Other:
Interest expense	(1,203,404)	(110,398)	(5,838,417)	(278,155)
Gain (Loss) on Settlement	211,430		211,430
Gain (Loss) on Debt Extinguishment	(609,998)		(609,998)
Total other	(1,601,972)	(110,398)	(6,236,985)	(278,155)

Loss before income taxes	(5,313,906)	(4,192,472)	(15,271,074)	(13,896,063)

Income taxes	-	-	-	-

Net loss	(5,313,906)	(4,192,472)	(15,271,074)	(13,896,063)

Other comprehensive loss:
Foreign currency translation adjustment	108,712	(138,241)	(55,007)	(207,034)
Total comprehensive loss	$(5,205,194)	$(4,330,713)	$(15,326,081)	$(14,103,097)

Net loss	$(5,313,906)	$(4,192,472)	$(15,271,074)	$(13,896,063)
Deemed dividend of preferred stock	(8,155,212)	-	(8,155,212)	-
Net loss applicable to common stockholders	(13,469,118)	(4,192,472)	(23,426,286)	(13,896,063)

Basic and diluted weighted average shares outstanding	28,518,835	24,962,691	27,828,235	21,080,701

Net loss per share - basic and diluted	$(0.47)	$(0.17)	$(0.84)	$(0.66)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2019	-	$-	17,704,925	$1,771	$53,139,259	$(47,517,046)	$(1,150,112)	$4,473,872

Common stock issued from public offerings			7,522,097	752	9,491,265			9,492,017
Common stock issued to consultants			62,158	6	112,494			112,500
Common stock issued to Mayoly for patents			775,931	77	1,740,882			1,740,959
Stock-based compensation					541,725			541,725
Restricted stock granted to employees/directors			90,000	9	556,879			556,888
Warrant modification					325,320			325,320
Received from stockholder in relation to warrant modification					61,590			61,590
Foreign currency translation adjustment							(207,034)	(207,034)
Net loss						(13,896,063)		(13,896,063)
Balance, September 30, 2019	-	$-	26,155,111	$2,615	$65,969,414	$(61,413,109)	$(1,357,146)	$3,201,774

Balance, January 1, 2020	-	$-	26,800,519	$2,680	$68,575,851	$(62,694,732)	$(1,266,555)	$4,617,244
Issuance of Series B preferred stock and warrants for cash, conversion of promissory notes, net of offering costs	2,912	-			14,460,155			14,460,155
Warrants issued in connection with Series B convertible preferred stock private placement					5,952,516			5,952,516
Warrants issued as inducement to exchange promissory notes into Series B convertible preferred stock private placement					986,526			986,526
Beneficial conversion feature of Series B preferred stock					8,155,212			8,155,212
Deemed dividend of preferred stock					(8,155,212)			(8,155,212)
Accrued dividends on Series B preferred stock					(412,829)			(412,829)
Deemed dividend related to exchange of promissory notes into Series B preferred stock					(1,129,742)			(1,129,742)
Conversion of Series B preferred shares into common stock	(34)	-	341,274	34	(34)			-
Issuance of common stock for accrued dividends upon conversion of Series B preferred stock			6,214	1	4,785			4,786
Common stock issued to settle accounts payable			105,937	11	131,126			131,137
Common stock issued to Lincoln Park for Equity Purchase agreement			1,495,199	149	988,199			988,348
Warrants issued in association with convertible debt issuance					1,252,558			1,252,558
Beneficial conversion feature on convertible debt issuances					1,838,422			1,838,422
Common stock issued to consultants			132,841	13	109,592			109,605
Settlement with former chief executive officer					85,770			85,770
Stock-based compensation					396,809			396,809
Foreign currency translation adjustment					-		55,007	55,007
Net loss						(15,271,074)		(15,271,074)
Balance, September 30, 2020	2,878	$-	28,881,984	$2,888	$93,239,704	$(77,965,806)	$(1,211,548)	$14,065,238

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months	Nine Months
	Ended	Ended
	09/30/20	09/30/19
Cash flows from operating activities:
Net loss	$(15,271,074)	$(13,896,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,556	51,261
Amortization	395,661	825,063
Non-cash lease expense	(4,855)	(3,218)
Common stock issued to settle accounts payable for board fees	131,137	-
Stock-based compensation	369,517	541,725
Restricted stock granted to employees/directors	27,292	556,888
Common stock granted to consultants	109,605	112,500
Accreted interest on convertible debt	234,334	124,932
Accretion of debt discount	4,580,167	147,461
Loss on debt extinguishment	609,998	-
Gain on settlement	(211,430)	-
Beneficial conversion feature related to promissory note exchange	798,413	-
Changes in assets and liabilities:
Accounts receivables	(220,094)	-
Other receivables	2,121,336	(261,981)
Prepaid expenses	446,766	420,218
Deposits	(4,180)	(4,125)
Accounts payable and accrued expenses	90,147	601,096
Accrued dividends payable	408,043	-
Other liabilities	31,104	(23,274)
Net cash used in operating activities	(5,331,557)	(10,807,517)

Cash flows from investing activities:
Purchase of property and equipment	(2,808)	(17,243)
Net cash used in investing activities	(2,808)	(17,243)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	179,408	-
Proceeds from issuance of common stock, net	988,348	9,492,016
Proceeds from issuance of convertible debt, net	3,227,002	2,000,000
Proceeds from issuance of preferred stock, net	13,197,740	-
Received from stockholder in relation to warrant modification	-	61,590
Repayments of convertible debt	(475,000)	-
Repayments of note payable	(623,772)	(255,032)
Net cash provided by financing activities	16,493,726	11,298,574

Increase in cash	11,159,361	473,814

Effect of exchange rate changes on cash	33,523	(38,332)

Cash, beginning balance	175,796	1,114,343

Cash, ending balance	$11,368,680	$1,549,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$105,460	$5,762

Non-cash investing and financing activities:

Common stock issued for patents purchased from Mayoly	$-	$1,740,959
Warrant modification related to convertible debt issuance	$-	$325,320
Deemed dividend on preferred stock	$8,155,212	$-
Accrued dividends on preferred stock	$408,043	$-
Exchange of promissory notes into preferred stock and warrants	$609,998	$-

See accompanying notes to consolidated financial statements

Note 1 - The Company and Basis of Presentation

Description of Business

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, AzurRx acquired 100% of the issued and outstanding capital stock of AzurRx SAS (formerly, ProteaBio Europe SAS), a company incorporated in October 2008 under the laws of France. AzurRx and its wholly-owned subsidiary, AzurRx SAS (“ABS”), are collectively referred to as the “Company.”

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

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $78.0 million at September 30, 2020. The Company is dependent on obtaining, and continues to pursue, additional working capital funding from the sale of securities and debt in order to continue to execute its development plan and continue operations. Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid at September 30, 2020 and December 31, 2019, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At September 30, 2020 and December 31, 2019, the Company had approximately $11.1 million and $0, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and cash equivalents with high quality financial institutions.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through September 30, 2020.

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

Patents                                                           7.2 years
In Process Research & Development            12 years
License Agreements                                        5 years

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2020.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At September 30, 2020 and December 31, 2019, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

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

Research and Development

Research and development (“R&D”) costs are charged to operations when incurred and are included in operating expense. R&D costs consist principally of compensation of employees and consultants that perform the Company’s research and development and clinical activities, the fees paid to maintain the Company’s licenses, and the payments to third parties for manufacturing drug supply and clinical trials, laboratory and other supply expenses and amortization of intangible assets.

Stock-Based Compensation

The Company’s board of directors (the “Board”) and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) which took effect on May 12, 2014, and the 2020 Omnibus Equity Incentive Plan, which took effect on September 11, 2020 (the “2020 Plan”). From the effective date of the 2020 Plan, no new awards have been or will be made under the 2014 Plan. The Company accounts for its stock-based compensation awards to employees and Board members in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and Board members, including grants of employee stock options, to be recognized in the statements of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line method over the requisite service period, generally the vesting period.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity's own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. As a smaller reporting company, as defined by the SEC, this pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the financial statements.

Note 3 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured a Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
At September 30, 2020:
Cash	$11,368,680		$$11,368,680		$$11,368,680
Other receivables	$20,688			$$20,688	$20,688

At December 31, 2019:
Cash	$175,796	$-	$175,796	$-	$175,796
Other receivables	$2,637,303	$-	$-	$2,637,303	$2,637,303
Note payable	$444,364	$-	$-	$444,364	$444,364
Convertible debt	$1,076,938	$-	$-	$1,076,938	$1,076,938

At September 30, 2020, the fair value of other receivables approximates carrying value as these consist primarily of refundable tax credits.

At December 31, 2019, the fair value of other receivables approximates carrying value as these consist primarily of French R&D tax credits that are normally received the following year.

The fair value of the note payable in connection with the financing of directors and officer’s liability insurance approximates carrying value due to the terms of such instruments and applicable interest rates.

The convertible debt is based on its fair value less unamortized debt discount plus accrued interest through the date of reporting (see Note 9).

Note 4 - Other Receivables

Other receivables consisted of the following:
	September 30,	December 31,
	2020	2019
R&D tax credits	$-	$2,566,281
Other	20,688	71,022
Total other receivables	$20,688	$2,637,303

At September 30, 2020, the R&D tax credits were comprised of a portion of the 2019 refundable tax credits for research conducted in France.

At December 31, 2019, the R&D tax credits were comprised of the 2017, 2018, and 2019 refundable tax credits for research conducted in France. In the nine months ended September 30, 2020, the Company received both the 2017 and 2018 and partial 2019 refundable tax credits totaling approximately $2,289,096. At December 31, 2019, Other consisted of amounts due from U.S. R&D tax credits.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	September 30,	December 31,
	2020	2019
Laboratory equipment	$193,661	$193,661
Computer equipment	77,850	74,836
Office equipment	36,703	36,703
Leasehold improvements	29,162	35,711
Total property, plant and equipment	337,376	340,911
Less accumulated depreciation	(283,306)	(263,520)
Property, plant and equipment, net	$54,070	$77,391

Depreciation expense for the three months ended September 30, 2020 and 2019 was $8,188 and $17,220, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $26,556 and $51,261, respectively.

For the three months ended September 30, 2020, $4,881 of depreciation is included in R&D expense and $3,307 of depreciation is included in G&A expense. For the nine months ended September 30, 2020, $14,372 of depreciation is included in R&D expense and $12,184 of depreciation is included in G&A expense.

For the three months ended September 30, 2019, $11,842 of depreciation has been reclassified to R&D expense and $5,149 of depreciation remains in G&A expense. For the nine months ended September 30, 2019, $35,442 of depreciation is included in R&D expense and $15,343 of depreciation is included in G&A expense.

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into on March 27, 2019, in which the Company purchased all rights, title and interest in and to MS1819 (see Note 14), the Company recorded Patents in the amount of $3,802,745 as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at 12/31/19 - €400,000	449,280
Due to Mayoly at 12/31/20 - €350,000	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
$3,802,745

Intangible assets are as follows:

	September 30,	December 31,
	2020	2019
Patents	$3,802,745	$3,802,745
Less accumulated amortization	(791,322)	(395,661)
Patents, net	$3,011,423	$3,407,084

Amortization expense for the three months ended September 30, 2020 and 2019 was $131,887 and $131,887, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $395,661 and $825,063, respectively.

Amortization expense for the nine months ended September 30, 2019 included $384,234 from In process research and development and License agreements written off as a result of the Mayoly APA.

As of September 30, 2020, amortization expense related to patents is expected to be as follows for the next five years (2020 through 2025):

2020 (balance of year)	$395,661
2021	527,548
2022	527,548
2023	527,548
2024	527,548
2025	527,548

Goodwill is as follows:

Goodwill
Balance at January 1, 2019	$1,924,830
Foreign currency translation	(38,144)
Balance at December 31, 2019	1,886,686
Foreign currency translation	81,833
Balance at September 30, 2020	$1,968,519

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Trade payables	$1,422,066	$1,683,505
Accrued expenses	263,937	71,177
Total accounts payable and accrued expenses	$1,686,003	$1,754,682

At September 30, 2020, and December 31, 2019, trade payables included $0, and $1,683,505, respectively, due to related parties.

Note 8 - Notes Payable

Directors and Officer’s Liability Insurance

On December 5, 2019, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of $498,783 that bears interest at an annual rate of 5.461%. Monthly payments, including principal and interest, are $56,689 per month. The balance due under this financing agreement at September 30, 2020 was $0.

CARES ACT PPP Loan

In April 2020, the Company applied for and received a CARES Act Paycheck Protection Program (“PPP”) loan of $179,418 through the Small Business Administration (SBA). In May 2020, the Company returned the loan of $179,418 after analysis of the updated guidance from the U.S. Department of Treasury and the SBA regarding the eligibility for such loans.

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

In December 2019, the Company repaid $1,550,000 principal amount of the ADEC Notes and on January 2, 2020 repaid the remaining principal balance of $450,000 plus outstanding accrued interest of $104,153. As of September 30, 2020, no ADEC Notes were outstanding.

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

As additional consideration for the execution of the Promissory NPA, each Note Investor also received Note Warrants to purchase that number of shares of Common Stock equal to one-half (50%) of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes (the “Note Warrant Shares”). The Note Warrants have an exercise price of $1.07 per share and expire five years from the date of issuance. In addition, all of the Note Warrants, other than those issued in the December 20, 2019 closing (covering an aggregate of 2,374,345 shares of Common Stock) contain a provision prohibiting exercise until the expiration of six months from the date of issuance. The Company and each Note Investor executed a Registration Rights Agreement (the “RRA”), pursuant to which the Company agreed to file a registration statement. The Company filed a registration statement with the SEC on February 7, 2020 covering the Promissory Note Conversion Shares and Note Warrant Shares, but that registration statement was not declared effective and was subsequently withdrawn by the Company. On July 27, 2020, the Company filed a separate registration statement in connection with the Series B Private Placement and the Exchange described in Note 11, which also covers the Note Warrant Shares. That registration statement was declared effective on September 21, 2020.

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

During the three months ended September 30, 2020, the Company recognized $404,222 of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of $120,165, amortization of the beneficial conversion feature of $193,555, amortization of debt discount related to debt issuance costs of $63,264, and accrued interest expense of $27,238.

During the nine months ended September 30, 2020, the Company recognized $4,912,396 of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of $1,461,728, amortization of the beneficial conversion feature of $2,347,763, amortization of debt discount related to debt issuance costs of $771,675, and accrued interest expense of $332,230.

Exchange of Promissory Notes into Series B Convertible Preferred Stock

As more fully discussed in Note 11, on July 16, 2020, in connection with the Series B Private Placement, 937.004177 shares of Series B Preferred Stock, Series B Warrants to purchase 4,684,991 shares of Common Stock, and Exchange Warrants to purchase 1,772,937 shares of Common Stock were issued to certain holders of the Promissory Notes in exchange for such Promissory Notes for aggregate consideration of approximately $7.2 million consisting of approximately $6.9 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon through the date of the Series B Private Placement of approximately $0.3 million.

The Company prepaid the remaining outstanding balance of $25,000 aggregate principal amount of Promissory Notes, together with accrued and unpaid interest thereon through the prepayment date of $1,307, held by those holders who did not participate in the Exchange. Following these transactions, no Promissory Notes remain outstanding.

Accounting for the Exchange of Promissory Notes into Series B Private Placement

The Company determined the Exchange of the Promissory Notes into Series B Preferred Stock and related warrants should be recognized as an extinguishment of the Promissory Notes, which resulted in a loss on extinguishment of approximately $0.6 million. Additionally, the Company recorded interest expense of approximately $0.8 million related to the remaining unamortized discount resulting from initial beneficial conversion feature of the Promissory Notes on closing date of the Exchange.

Convertible Debt consisted of:

	Total	Promissory Notes	ADEC Notes	Total
	September 30,	September 30,	September 30,	December 31,
	2020	2020	2020	2019
Convertible debt	$-	$-	$-	$3,836,300
Unamortized debt discount - revalued warrants	-	-	-	(118,356)
Unamortized debt discount - warrants	-	-	-	(878,979)
Unamortized debt discount - BCF	-	-	-	(1,307,755)
Unamortized debt discount - debt issuance costs	-	-	-	(566,815)
Accrued interest	-	-	-	112,543
Total convertible debt	$-	$-	$-	$1,076,938

Note 10 – Other Liabilities

Other liabilities consisted of the following:

	September 30,	December 31,
Current	2020	2019
Due to Mayoly	$410,026	$392,989
Lease liabilities	74,156	83,235
Other liabilities	8,633	-
	$492,815	$476,224

	September 30,	December 31,
Long-term	2020	2019
Lease liabilities	31,469	-
	$31,469	$-

Note 11 – Equity

Our certificate of incorporation, as amended and restated on December 20, 2019 (the “Charter”) authorizes the issuance of up to 150,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On December 19, 2019, the Company held its Annual Meeting of Stockholders (the “2019 Annual Meeting”), whereby, the shareholders approved, among others, amending the Company’s Charter to authorize the Board to effect a reverse stock split of both the issued and outstanding and authorized shares of Common Stock, at a specific ratio, ranging from one-for-two (1:2) to one-for-five (1:5), any time prior to the one-year anniversary date of the 2019 Annual Meeting, with the exact ratio to be determined by the Board (the “Reverse Split”). As of September 30, 2020, the Board had not elected to effect a Reverse Split. The authorization for the Reverse Split will expire on December 19, 2020.

Common Stock

The Company had 28,881,984 and 26,800,519 shares of its Common Stock issued and outstanding at September 30, 2020 and December 31, 2019, respectively.

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

On July 16, 2020, we authorized 5,194.805195 shares as Series B Preferred Stock and issued 2,912.583005 shares of Series B Preferred Stock, with 2,282.222190 shares of Series B Preferred Stock remaining authorized but unissued. Following such transactions, we currently have 2,912.583005 shares of preferred stock issued and outstanding with 9,997,087.416995 shares of preferred stock remaining authorized but unissued.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Series B Certificate of Designation”), the terms of the Series B Preferred Stock are as follows:

Ranking

The Series B Preferred Stock will rank senior to the Common Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company.

Stated Value

Each share of Series B Preferred Stock has a stated value of $7,700, subject to adjustment for stock splits, combinations and similar events (the “Series B Stated Value”).

Dividends

Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. At September 30, 2020 the dividend payable to the holders of the Series B Preferred Stock aggregated to approximately $408,043.

Liquidation Preference; Liquidation Rights

Under the Certificate of Designations, each share of Series B Preferred Stock carries a liquidation preference equal to the Series B Stated Value (as adjusted thereunder) plus accrued and unpaid dividends thereon (the “Liquidation Preference”).

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Common Stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At September 30, 2020, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $22.6 million.

Conversion

Each share of Series B Preferred Stock will be convertible at the holder’s option at any time, into Common Stock at a conversion rate equal to the quotient of (i) the Series B Stated Value divided by (ii) the initial conversion price of $0.77, subject to specified adjustments for stock splits, cash or stock dividends, reorganizations, reclassifications other similar events as set forth in the Series B Certificate of Designations. In addition, at any time after the six month anniversary of the Series B Closing Date, if the closing sale price per share of Common Stock exceeds 250% of the initial conversion price, or $1.925, for 20 consecutive trading days, then all of the outstanding shares of Series B Preferred Stock will automatically convert (the “Automatic Conversion”) into such number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be so converted, plus the amount of any accrued and unpaid dividends thereon, by the Series B Stated Value per share and dividing the result by the then applicable conversion price. The Series B Preferred Stock contains limitations that prevent the holder thereof from acquiring shares of Common Stock upon conversion (including pursuant to the Automatic Conversion) that would result in the number of shares beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election not to exceed 19.99%.

Most Favored Nations Exchange Right

In the event the Company effects any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof (a “Subsequent Financing”), each holder of the Series B Preferred Stock has the right, subject to certain exceptions set forth in the Series B Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the Liquidation Preference) for any securities or units issued in a Subsequent Financing on dollar-for-dollar basis.

Voting

The holders of the Series B Preferred Stock, voting as a separate class, will have customary consent rights with respect to certain corporate actions of the Company. The Company may not take the following actions without the prior consent of the holders of at least a majority of the Series B Preferred Stock then outstanding: (a) authorize, create, designate, establish, issue or sell an increased number of shares of Series B Preferred Stock or any other class or series of capital stock ranking senior to or on parity with the Series B Preferred Stock as to dividends or upon liquidation; (b) reclassify any shares of Common Stock or any other class or series of capital stock into shares having any preference or priority as to dividends or upon liquidation superior to or on parity with any such preference or priority of Series B Preferred Stock; (c) amend, alter or repeal the Certificate of Incorporation or Bylaws of the Company and the powers, preferences, privileges, relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, which would adversely affect any right, preference, privilege or voting power of the Series B Preferred Stock; (d) issue any indebtedness or debt security, other than trade accounts payable, insurance premium financings and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase, or otherwise alter in any material respect the terms of any such indebtedness existing as of the date of first issuance of shares of Series B Preferred Stock; (e) redeem, purchase, or otherwise acquire or pay or declare any dividend or other distribution on (or pay into or set aside for a sinking fund for any such purpose) any capital stock of the Company; (f) declare bankruptcy, dissolve, liquidate, or wind up the affairs of the Company; (g) effect, or enter into any agreement to effect, a Change of Control (as defined in the Certificate of Designations); or (h) materially modify or change the nature of the Company’s business.

2014 Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. From the adoption and approval of the 2020 Plan on September 11, 2020, no new awards have been or will be made under the 2014 Plan.

The 2014 Plan allowed for the issuance of securities, including stock options to employees, Board members and consultants. The number of shares of Common Stock reserved for issuance under the 2014 Plan could not exceed ten percent (10%) of the issued and outstanding shares of Common Stock on an as converted basis (the “As Converted Shares”) on a rolling basis. For calculation purposes, the As Converted Shares included all shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock and other convertible securities but did not include any shares of Common Stock issuable upon the exercise of options, or other convertible securities issued pursuant to the 2014 Plan. The number of authorized shares of Common Stock reserved for issuance under the 2014 Plan was automatically be increased concurrently with the Company’s issuance of fully paid and non- assessable shares of As Converted Shares. Shares were deemed to have been issued under the 2014 Plan solely to the extent actually issued and delivered pursuant to an award.

On July 16, 2020, the Board approved an amendment to the 2014 Plan. The amendment eliminates individual grant limits under the 2014 Plan that were intended to comply with the exemption for “performance-based compensation” under Section 162(m) of the Internal Revenue Code, which section has been repealed.

The Company issued an aggregate of 795,006 and 0 stock options, during the nine months ended September 30, 2020 and 2019, respectively, under the 2014 Plan (see Note 13). Upon adoption of the 2020 Omnibus Equity Incentive Plan on September 11, 2020, the Company will no longer make grants under the 2014 Plan.

2020 Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which took effect on September 11 ,2020. The 2020 Plan allows for the issuance of securities, including stock options to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2020 Plan is 10,000,000 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10%) of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) from is 15,000,000 under the 2020 Plan.

As of September 30, 2020, no grants were issued under the 2020 Plan and an aggregate of 10,000,000 total shares are available under the 2020 Plan.

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

During the three and nine months ended September 30, 2020, the Company issued an aggregate of 0, and 1,495,199 shares of Common Stock, respectively, in connection with the Equity Line Agreement, resulting in net proceeds to the Company of approximately $0, and $988,348, respectively.

Pursuant to the terms of the Equity Line Agreement, without first obtaining stockholder approval, the aggregate number of shares that the Company is permitted to sell to Lincoln Park thereunder, when aggregated with certain other private offerings of Common Stock, as applicable, may not exceed 19.99% of the Common Stock outstanding immediately prior to the execution of the Equity Line Agreement on November 13, 2019, unless the average price of all applicable sales thereunder exceeds $0.70 per share calculated by reference to the “Minimum Price” under Nasdaq Listing Rule 5635(d). On September 11, 2020, the Company received stockholder approval for the issuances of the full $15 million available under the Equity Line Agreement. Generally, there is approximately $14 million of availability left for issuance pursuant to the Equity Line Agreement.

Common Stock Issuances

During the three months ended September 30, 2020, holders of shares of Series B Preferred Stock converted 34.127448 shares of Series B Preferred Stock into an aggregate of 341,274 shares of Common Stock at the stated conversion price of $0.77 per share, plus the issuance of 4,610 shares of Common Stock for accrued dividends of $3,551 through such conversion dates.

During the three months ended September 30, 2020, the Company issued an aggregate of 31,646 shares of its Common Stock to consultants with a total grant date fair value of approximately $25,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2020, the Company issued an aggregate of 132,841 shares of its Common Stock to consultants with a total grant date fair value of approximately $112,105 for investor relations services provided, which was recorded was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2020, the Company issued an aggregate of 105,937 shares of its Common Stock to outside Board members as payment of Board fees with an aggregate grant date fair value of approximately $131,137 that was recorded as stock-based compensation, included as part of general and administrative expense. The aggregate effective settlement price was $1.24 per share, and each individual stock issuance was based on the closing stock price of the Common Stock on the initial date the payable was accrued.

During the three and nine months ended September 30, 2019, the Company issued 21,677 and 62,518 shares of Common Stock, respectively, to a consultant as payment of $22,500 and $112,500, respectively, of accounts payable related to investor relations services.

During the three and nine months ended September 30, 2019, the Company issued an aggregate of 0 and 60,000 shares of its Common Stock, respectively, to outside Board members as payment of Board fees with an aggregate grant date fair value of approximately $0 and $123,000, respectively that was recorded as stock-based compensation, included as part of general and administrative expense.

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

During the three months ended September 30, 2020, an aggregate of 1,746 unvested restricted shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $6,289 and was recorded as stock-based compensation, included as part of general and administrative expense.

During the nine months ended September 30, 2020, an aggregate of 10,080 unvested restricted shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $36,289 and was recorded as stock-based compensation, included as part of general and administrative expense.

During the three and nine months ended September 30, 2020, an aggregate of 0, and 4,000 unvested restricted shares of Common Stock were forfeited, respectively.

During the three months ended September 30, 2019, the Company issued 21,677 restricted shares of Common Stock to a consultant as payment of $22,500 of accounts payable for investor relations services. During the nine months ended September 30, 2019, the Company issued 62,518 shares of Common Stock to a consultant as payment of $112,500 of accounts payable for investor relations services.

During the three months ended September 30, 2019, an aggregate of 43,750 unvested restricted shares of Common Stock vested with a total grant date fair value of approximately $63,434. 13,750 of these restricted shares vested during the three months ended September 30, 2019 due to the terms of such grants with a total grant date fair value of approximately $44,834. 30,000 of these restricted shares were issued during the three months ended September 30, 2019 to our directors as a part of Board compensation with a total grant date fair value of approximately $18,600.

During the nine months ended September 30, 2019, an aggregate of 223,417 unvested restricted shares of Common Stock vested with a total grant date fair value of approximately $556,888. 33,334 of these restricted shares with a total grant date fair value of approximately $101,335 vested during the nine months ended September 30, 2019 due to the Company achieving certain clinical milestones. 41,250 of these restricted shares with a total grant date fair value of approximately $134,501 vested during the nine months ended September 30, 2019 due to the satisfaction of service conditions 30,000 of these restricted shares were issued during the three months ended September 30, 2019 to our directors as a part of Board compensation with a total grant date fair value of approximately $142,200.

As of September 30, 2020, the Company had unrecognized restricted common stock expense of approximately $393,250. Approximately $196,625 of this unrecognized expense vests upon the first commercial sale in the United States of MS1819 and approximately $196,625 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable at September 30, 2020.

Series B Private Placement

The Series B Private Placement and the Exchange

On July 16, 2020 (the “Series B Closing Date”), the Company consummated a private placement offering (the “Series B Private Placement”) whereby the Company entered into a Convertible Preferred Stock and Warrant Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited and institutional investors (the “Series B Investors”). Pursuant to the Series B Purchase Agreement, the Company issued an aggregate of 2,912.583005 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), at a price of $7,700.00 per share, initially convertible into an aggregate of 29,125,756 shares of Common Stock at $0.77 per share, together with warrants (the “Series B Warrants”) to purchase an aggregate of 14,562,826 shares of Common Stock at an exercise price of $0.85 per share. The amount of the Series B Warrants is equal to 50% of the shares of Common Stock into which the Series B Preferred Stock is initially convertible.

In connection with the Series B Private Placement, an aggregate of 1,975.578828 shares of Series B Preferred Stock initially convertible into 19,755,748 shares of Common Stock and related 9,877,835 Series B Warrants were issued for cash consideration, resulting in aggregate gross proceeds of approximately $15.2 million and aggregate net proceeds to the Company of approximately $13.2 million after deducting placement agent compensation and offering expenses.

An aggregate of 937.004177 shares of Series B Preferred Stock initially convertible into 9,370,008 shares of Common Stock and related Series B Warrants to purchase 4,684,991 shares of Common Stock were issued to certain Series B Investors (the “Exchange Investors”) in exchange for consideration consisting of approximately $6.9 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon through the Series B Closing Date of approximately $0.3 million, of certain Senior Convertible Promissory Notes (the “Promissory Notes”) issued between December 20, 2019 and January 9, 2020 (the “Exchange”), pursuant to an Exchange Addendum (the “Exchange Addendum”) executed by the Company and the Exchange Investors. As additional consideration to the Exchange Investors, the Company also issued certain additional warrants (the “Exchange Warrants”) to purchase an aggregate of 1,772,937 shares of Common Stock at an exercise price of $0.85 per share. The amount of the Exchange Warrants is equal to 25% of the shares of Common Stock into which such Promissory Notes were originally convertible upon the initial issuance thereof.

Pursuant to the Series B Private Placement and the Series B Purchase Agreement, for purposes of complying with Nasdaq Listing Rule 5635(c) and 5635(d), the Company was required to hold a meeting of its stockholders not later than 60 days following the Series B Closing Date to seek approval (the “Stockholder Approval”) for, among other things, the issuance of shares of Common Stock upon (i) full conversion of the Series B Preferred Stock; and (ii) full exercise of the Series B Warrants and the Exchange Warrants. In the event the Stockholder Approval was not received on or prior to the 90th day following the Series B Closing Date, subject to extension upon the prior written approval of the holders of at least a majority of the Series B Preferred Stock then outstanding, the Company would have been required to repurchase all of the then outstanding shares of Series B Preferred Stock at a price equal to 150% of the stated value thereof plus accrued and unpaid dividends thereon, in cash. On September 11, 2020, the Company received Stockholder Approval.

The Company prepaid the remaining outstanding balance of $25,000 aggregate principal amount of Promissory Notes, together with accrued and unpaid interest thereon through the prepayment date of $1,307, held by those holders who did not participate in the Exchange. Following these transactions, no Promissory Notes remain outstanding.

In connection with the Series B Private Placement, the Company paid the placement agent 9.0% of the gross cash proceeds received by the Company from investors introduced by the placement agent and 4.0% of the gross cash proceeds received by the Company for all other investors, or approximately $1.3 million. The Company also paid the placement agent a non-accountable cash fee equal to 1.0% of the gross cash proceeds and a cash financial advisory fee equal to 3.0% of the outstanding principal balance of the Promissory Notes that were submitted in the Exchange, or approximately $0.3 million in additional cash fees in the aggregate. In addition, the Company issued to the placement agent warrants to purchase up to 1,377,458 shares of Common Stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants have substantially the same terms as the Series B Warrants, except the July Placement Agent Warrants have an exercise price of $0.96 per share, are not callable, provide for cashless exercise and are not exercisable until the earlier of stockholder approval of the Series B Private Placement and the date that is six months following the issuance thereof.

Accounting for the Series B Private Placement

Upon receiving Shareholder Approval on September 11, 2020, the Company classified the Series B Preferred Stock as permanent equity because no features provide for redemption by the holders of the Series B Preferred Stock or conditional redemption, which is not solely within the Company’s control, and there are no unconditional obligations in that (1) the Company must or may settle in a variable number of its equity shares and (2) the monetary value is predominantly fixed, varying with something other than the fair value of the Company’s equity shares or varying inversely in relation to the Company’s equity shares.

Because the Series B Preferred Stock contain certain embedded features that could affect the ultimate settlement of the Series B Preferred Stock, the Company analyzed the instrument for embedded derivatives that require bifurcation. The Company’s analysis began with determining whether the Series B Preferred Stock is more akin to equity or debt.  The Company evaluated the following criteria/features in this determination: redemption, voting rights, collateral requirements, covenant provisions, creditor and liquidation rights, dividends, conversion rights and exchange rights. The Company determined that the Series B Preferred Stock was more akin to equity than to debt when evaluating the economic characteristics and risks of the entire Series B Preferred Stock, including the embedded features. The Company then evaluated the embedded features to determine whether their economic characteristics and risks were clearly and closely related to the economic characteristics and risks of the Series B Preferred Stock. Since the Series B Preferred Stock was determined to be more akin to equity than debt, and the underlying that causes the value of the embedded features to fluctuate would be the value of the Company’s common stock, the embedded features were considered clearly and closely related to the Series B Preferred Stock. As a result, the embedded features would not need to be bifurcated from the Series B Preferred Stock.

Any beneficial conversion features related to the exercise of the Most Favored Nation exchange right or the application of the Mandatory Conversion provision will be recognized upon the occurrence of the contingent events based on its intrinsic value at the commitment date.

The Company concluded the freestanding Series B Warrants did not contain any provision that would require liability classification and therefore should be classified in stockholder’s equity, based on their relative fair value.

The proceeds from the Series B Private Placement were allocated to the Series B Preferred Stock and Series B Warrants based on their relative fair values. The total proceeds of approximately $22,426,890 were allocated as follows: $16,474,374 to the Series B Preferred Stock, and $5,952,515 to the Series B Warrants. After allocation of the proceeds, the effective conversion price of the Series B Preferred Stock was determined to be beneficial and, as a result, the Company recorded a deemed dividend of $8,155,212 equal to the intrinsic value of the beneficial conversion feature and recognized on the closing date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

The total offering costs of approximately $2,014,218 were recognized in equity.

Note 12 – Warrants

For the nine months ended September 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued Note Warrants to investors to purchase an aggregate of 1,813,257 shares of Common Stock with the issuance of the Promissory Notes as referenced in Note 9. These Note Warrants were issued between January 2, 2020 and January 9, 2020, are exercisable commencing six (6) months following the issuance date at $1.07 per share and expire five years from issuance. The total grant date fair value of these warrants was determined to be approximately $1,574,886, as calculated using the Black-Scholes model, and were recorded as a debt discount based on their relative fair value.

For the nine months ended September 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued the January Placement Agent Warrants to purchase an aggregate of 199,732 shares of Common Stock to the placement agent and/or their designees. The January Placement Agent Warrants were issued between January 2, 2020 and January 9, 2020, vested immediately, and expire five years from issuance. 41,495 of these January Placement Agent Warrants are exercisable at $1.21 per share and 158,237 are exercisable at $1.42 per share. The total grant date fair value of the January Placement Agent Warrants was determined to be approximately $174,130, as calculated using the Black-Scholes model, and was charged to debt discount that will be amortized over the life of the debt.

For the three and nine months ended September 30, 2020, in connection with the closing of the Series B Private Placement, the Company issued Series B Warrants to investors to purchase an aggregate of 14,562,826 shares of Common Stock with the issuance of the Series B Preferred Stock as referenced in Note 11. These Series B Warrants were issued on July 16, 2020, are exercisable commencing six (6) months following the issuance date at $0.85 per share and expire five years from issuance. The total grant date fair value of the Series B Warrants was determined to be approximately $8,103,277, as calculated using the Black-Scholes model, and were recorded as equity based on their relative fair value (See Note 11).

For the three and nine months ended September 30, 2020, in connection with the closing of the Exchange (See Note 11), the Company issued Exchange Warrants to certain investors to purchase an aggregate of 1,772,937 shares of Common Stock with the issuance of the Series B Preferred Stock as referenced in Note 11. These Exchange Warrants were issued on July 16, 2020, are exercisable commencing six (6) months following the issuance date at $0.85 per share and expire five years from issuance. The total grant date fair value of the Exchange warrants was determined to be approximately $986,526, as calculated using the Black-Scholes model, and were recorded as part of the loss on extinguishment (See Note 9).

For the three and nine months ended September 30, 2020, in connection with the closing of the Series B Private Placement, the Company issued the July Placement Agent Warrants to purchase an aggregate of 1,377,458 shares of Common Stock to the placement agent and/or their designees as referenced in Note 11. The July Placement Agent Warrants were issued on July 16, 2020, are exercisable commencing six (6) months following the issuance date at $0.96 per share and expire five years from issuance. The total grant date fair value of the July Placement Agent Warrants was determined to be approximately $744,378, as calculated using the Black-Scholes model, and were recorded as equity (See Note 11).

For the three and nine months ended September 30, 2020, in connection with the Spoor Settlement and Release (See Note 18), on July 14, 2020 the Company granted Mr. Spoor warrants to purchase an aggregate of 150,000 shares of Common Stock. The warrants were immediately exercisable, have an exercise price equal to $1.00 per share, a five-year term and may be exercised pursuant to a cashless exercise provision commencing six months from the issuance date. The total grant date fair value of these warrants was determined to be approximately $85,770, as calculated using the Black-Scholes model, and were included in the gain on settlement (See Note 18).

During the nine months ended September 30, 2020, warrants to purchase an aggregate of 59,774 shares of Common Stock expired with exercise prices ranging between $3.25 and $7.37 per share.

Warrant transactions for the nine months ended September 30, 2020 and 2019 were as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Exercise Price

Warrants outstanding and exercisable at January 1, 2019	3,112,715	$2.55 - 7.37	$4.83

Granted during the period	275,663	$2.55 – 2.82	$2.68
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable at September 30, 2019	3,388,378	$1.50 - 7.37	$3.51

Warrants outstanding and exercisable at January 1, 2020	5,378,288	$1.07 - 7.37	$2.53

Granted during the period	19,881,654	$0.85 - 1.42	$0.88
Expired during the period	(59,774)	$3.25 - 7.37	$5.15
Exercised during the period	-	-	-
Warrants outstanding and exercisable at September 30, 2020	25,200,168	$0.85 - 7.37	$1.22

		Number of	Weighted Average	Weighted
		Shares Under	Remaining Contract	Average
	Exercise Price	Warrants	Life in Years	Exercise Price
	$0.00 - 0.99	17,718,665	4.79
	$1.00 - 1.99	5,362,464	3.65
	$2.00 - 2.99	320,063	2.82
	$3.00 - 3.99	635,019	1.57
	$4.00 - 4.99	164,256	1.53
	$5.00 - 5.99	783,132	1.42
	$6.00 - 6.99	187,750	1.01
	$7.00 - 7.37	28,819	0.28
Totals		25,200,168	4.28	$1.22

The weighted average fair value of warrants granted during the nine months ended September 30, 2020 was $0.88 per share. The fair value was estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions:

September 30,
2020
Expected life (in years)	5
Volatility	84.7%
Risk-free interest rate	0.28-1.67%
Dividend yield	-%

Note 13 - Stock Options

Under the 2014 Plan and the 2020 Plan, the fair value of options granted is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the common stock price and the assumed risk-free interest rate. The Company recognizes stock-based compensation expense for only those shares expected to vest over the requisite service period of the award. No compensation cost is recorded for options that do not vest and the compensation cost from vested options, whether forfeited or not, is not reversed.

During the three months ended September 30, 2020, the Company issued stock options to purchase an aggregate of 2,040,000 shares of Common Stock with a strike price of $0.85 per share and a term of ten years to its employees. These options had a total grant date fair value of approximately $1,449,130, as calculated using the Black-Scholes model.

During the three months ended September 30, 2020, the Board approved an amended and restated option grant to its chief financial officer, amending and restating a grant previously made on January 2, 2020, to reduce the amount of shares issuable upon exercise of such option to be the maximum number of shares Mr. Schneiderman was eligible to receive under the 2014 Incentive Plan on the original grant date, or 300,000 shares, due to the 2014 Incentive Plan provisions relating to the Section 162(m) limitations described above. The Board also approved the issuance of a replacement option covering the balance of shares intended to be issued at that time, or 35,006 shares. The original stock option has an exercise price of $1.03, the closing sale price of Common Stock on January 2, 2020, which was the date of its original grant, and the replacement stock option has an exercise price of $0.85, the closing sale price of the Common Stock on its date of grant. Both the original stock option and the replacement stock option vest over a term of three years, in 36 equal monthly installments on each monthly anniversary of January 2, 2020. On the issuance date, 6,336 shares had vested, and 28,670 shares were unvested with $24,102 of unrecognized expense. The Company determined the cancellation and reissue of these stock options resulted in an effective repricing of the stock options and modification accounting should be applied under ASC 718. The fair value of the original stock options immediately prior to the modification was $23,454 and the grant date fair value of the replacement stock options was $24,154. The Company will recognize a total of $24,802 over the remaining requisite service period through January 1, 2023.

During the nine months ended September 30, 2020, the Company issued stock options to purchase an aggregate of 335,006 shares of Common Stock with a strike price of $1.03 per share and a term of ten years to its chief financial officer that vest quarterly over three years. These options had a total grant date fair value of approximately $281,405, as calculated using the Black-Scholes model.

During the nine months ended September 30, 2020, the Company issued stock options to purchase an aggregate of 460,000 shares of Common Stock with a strike price of $0.97 per share and a term of ten years to its non-executive directors. These options had a total grant date fair value of approximately $210,284, as calculated using the Black-Scholes model.

During the nine months ended September 30, 2020, stock options to purchase an aggregate of 235,006 shares of Common Stock were cancelled with strike prices ranging between $0.97 and $3.60 per share.

During the three months ended September 30, 2020, stock options to purchase an aggregate of 234,252 shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $139,392 and recorded as stock-based compensation, of which $119,514 was included as part of general and administrative expense and $19,878 was included as part of research and development expense.

During the nine months ended September 30, 2020, stock options to purchase an aggregate of 600,086 shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $360,519 and recorded as stock-based compensation, of which $340,640 was included as part of general and administrative expense and $19,878 was included as part of research and development expense.

During the nine months ended September 30, 2020, stock options to purchase an aggregate of 50,000 shares of Common Stock, subject to performance conditions vesting, vested with a total grant date fair value of approximately $20,150 and were recorded as stock-based compensation, and included as part of general and administrative expense due to the Company initiating the Option 2 Clinical Trial.

During the three and nine months ended September 30, 2020, stock options to purchase an aggregate of 35,006, and 235,006 shares of Common Stock were cancelled, respectively, with strike prices ranging between $0.97 and $3.60 per share.

During the three and nine months ended September 30, 2019, stock options to purchase an aggregate of 893,500 shares of Common Stock were granted with an exercise price of $1.75 and a term of five years. During the three months ended September 30, 2019, no options vested. During the nine months ended September 30, 2019, stock options to purchase an aggregate 244,500 shares of Common Stock vested with a total grant date fair value of approximately $511,335. stock options to purchase an aggregate 242,000 shares of Common Stock with a total grant date fair value of approximately $501,666 vested due to the Company achieving certain clinical milestones.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

September 30,
2020
Expected life (in years)	10
Volatility	84.0%
Risk-free interest rate	0.62- 1.88%
Dividend yield	-%

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

Since the adoption of the 2020 Plan on September 11, 2020, no awards have yet been made thereunder. During the nine months ended September 30, 2020 and 2019, stock option activity under the 2014 Plan was as follows:

	Number	Average	Remaining Contract	Intrinsic
	of Shares	Exercise Price	Life in Years	Value

Stock options outstanding at January 1, 2019	994,000	$3.58	5.42	$-

Granted during the period	893,500	$1.70	4.96	-
Expired during the period	-	-	-	-
Canceled during the period	-	-	-	-
Exercised during the period	-	-	-	-
Stock options outstanding at September 30, 2019	1,887,500	$2.58	4.69	$-

Exercisable at September 30, 2019	994,000	$3.58	5.17	$-

Non-vested stock options outstanding at January 1, 2019	244,500	$3.05	4.53	$-

Granted during the period	893,500	$1.70	4.96	-
Vested during the period	(274,500)	$2.91	3.88	-
Expired during the period	-	-	-	-
Canceled during the period	-	-	-	-
Exercised during the period	-	-	-	-
Non-vested stock options outstanding at September 30, 2019	863,500	$1.70	4.77	$-

Stock options outstanding at January 1, 2020	1,677,5000	$2.17	5.37	$-

Granted during the period	2,870,012	$0.89	9.79	$-
Expired during the period	-	-
Canceled during the period	(235,006)	$1.94	3.28	$-
Exercised during the period	-	-
Stock options outstanding at September 30, 2020	4,312,506	$1.38	7.94	$-

Exercisable at September 30, 2020	1,084,834	$2.59	5.60	$-

Non-vested stock options outstanding at January 1, 2020	883,500	$1.33	6.26	$-

Granted during the period	2,870,012	$0.98	10.00	$-
Vested during the period	(593,750)	$2.59	6.88	$-
Expired during the period	-	-	-
Canceled during the period	(160,006)	$1.30	7.10	$-
Exercised during the period	-	-	-
Non-vested stock options outstanding at September 30, 2020	2,999,756	$0.98	8.75	$-

As of September 30, 2020, the Company had unrecognized stock-based compensation expense of approximately $2,190,131. Approximately $1,189,036 of this unrecognized expense will be recognized over the average remaining vesting term of the options of.8.75 years. Approximately $440,213 of this unrecognized expense will vest upon enrollment completion of the next MS1819 Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $41,213 of this unrecognized expense will vest upon enrollment completion of the ongoing Combination Trial in Europe. Approximately $20,150 of this unrecognized expense will vest upon trial completion of the next MS1819 Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $40,300 of this unrecognized expense vests upon the Company initiating a Phase III clinical trial in the U.S. for MS1819. Approximately $40,300 of this unrecognized expense vests upon initiating a U.S. Phase I clinical trial for any product other than MS1819. Approximately, $139,640 of this unrecognized expense vests upon the public release of topline data of the complete Combination Trial results. Approximately, $139,640 of this unrecognized expense vests upon the public release of topline data of the complete OPTION 2 Trial results. Approximately, $139,640 of this unrecognized expense vests upon signing of a definitive term sheet with Board approval for either (i) a strategic licensing, distribution or commercialization agreement for MS1819 with a bona fide partner, or (ii) the substantial sale of the Company or the MS1819 asset, on or before December 31, 2021. The Company will recognize the expense related to these milestones when the milestones become probable.

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

During the three and nine months ended September 30, 2019, the Company charged $0 and $403,020, respectively, to Mayoly under the JDLA that was in effect during both periods.

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

No payments were made under this Sublicense Agreement during in the three and nine months ended September 30, 2020 and 2019, respectively.

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

During the three months ended September 30, 2020, the Company entered into a month-to-month lease for office space in Delray Beach, FL and one-year residential lease in Delray Beach, FL.

During the nine months ended September 30, 2020, the Company entered into a two-year lease extension (amendment) to is Hayward, CA office. The Company determined that the lease modification did not grant an additional right of use and concluded that the modification was not a separate new lease, but rather that it should reassess and remeasure the entire modified lease on the effective date of the modification. The Company accounted for the lease amendment prospectively.

The Company’s leases expire at various dates through 2022. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expense amounted to $55,418 and $52,057, respectively, in the three months ended September 30, 2020 and 2019.

Lease expense amounted to $128,663 and $153,723, respectively, in the nine months ended September 30, 2020 and 2019.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at September 30, 2020 are:

September 30,
2020
Lease term and discount rate
Weighted-average remaining lease term	1.16 years
Weighted-average discount rate	6.0%

Maturities of operating lease liabilities at September 30, 2020 are as follows:

2020	$30,565
2021	55,420
2022	23,375
Total lease payments	109,360
Less imputed interest	(3,736)
Present value of lease liabilities	$105,624

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At September 30, 2020 and December 31, 2019, the Company had no tax provision for either jurisdiction.

At September 30, 2020 and December 31, 2019, the Company had gross deferred tax assets of approximately $20,059,000 and $16,372,000, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $20,059,000 and $16,372,000, respectively, has been established at September 30, 2020 and December 31, 2019. The change in the valuation allowance in the nine months ended September 30, 2020 and 2019 was $3,687,000 and $2,108,000, respectively.

At September 30, 2020, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $35,077,000 and $26,572,000, respectively. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

At September 30, 2020 and December 31, 2019, the Company had approximately $22,120,000 and $19,425,000, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

At September 30, 2020 and December 31, 2019, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

At September 30, 2020, diluted net loss per share did not include the effect of 29,314,408 shares of Common Stock issuable upon the conversion of Series B Preferred Stock including accrued and unpaid dividends, 25,200,168 shares of Common Stock issuable upon the exercise of outstanding warrants, 387,000 shares of Common Stock pursuant to unearned and unissued restricted stock and RSUs, and 4,312,506 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

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

On July 9, 2020, the Company and Johan (Thijs) Spoor, its former Chief Executive Officer, entered into a settlement and general release (the “Spoor Settlement and Release”), effective July 9, 2020 (the “Spoor Settlement Date”), of certain claims relating to Mr. Spoor's separation from the Company on October 8, 2019. In connection with the Spoor Settlement and Release, on July 14, 2020 the Company granted Mr. Spoor warrants to purchase an aggregate of 150,000 shares of Common Stock, which had a grant date fair value of $85,770 (See Note 12). In addition, Mr. Spoor legally released all claims to a discretionary bonus in the amount of $255,000, which was originally accrued by the Company in June 2019 but was subsequently reversed during the quarter ended December 31, 2019, legally released all claims to $348,400 due to JIST Consulting, a company controlled by Mr. Spoor and the Company also paid Mr. Spoor's legal expenses in the amount of $51,200. During the three and nine months ended September 30, 2020, the Company recognized a gain on settlement of $211,430 in connection with the Spoor Settlement and Release.

Maged Shenouda

From October 1, 2016 until his appointment as the Company’s Chief Financial Officer on September 25, 2017, the Company employed the services of Maged Shenouda as a financial consultant. Included in accounts payable at September 30, 2020 and 2019 is $10,000 and $50,000, respectively, for Mr. Shenouda’s services. On November 1, 2019, Mr. Shenouda submitted his resignation as Chief Financial Officer of the Company, effective November 30, 2019.

On June 29, 2019, the Company accrued an incentive bonus in the amount of $100,000 payable to Mr. Shenouda. Subsequent to Mr. Shenouda’s resignation, the Compensation Committee reviewed the accrued bonus and determined that such amount should not be paid, and the Company reversed the accrual in the quarter ended December 31, 2019.

On July 2, 2020, the Company and Maged Shenouda, its former Chief Financial Officer also entered into a settlement and general release (the “Shenouda Settlement and Release”), of certain claims relating to Mr. Shenouda’s s separation from the Company effective November 30, 2019. In connection with the Shenouda Settlement and Release, the Company paid a total of $15,000 to Mr. Shenouda, which amount includes $10,000 of accounts payable of the Company due to Mr. Shenouda for services provided and $5,000 for legal expenses, and Mr. Shenouda legally released all claims to a discretionary bonus in the amount of $100,000 originally accrued by the Company in June 2019, but was subsequently reversed during the quarter ended December 31, 2019.

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

Ongoing Clinical Studies

MS1819 – Phase 2b OPTION 2 Cystic Fibrosis Monotherapy Study

On October 17, 2019, the Company announced that the Cystic Fibrosis Foundation Data Safety Monitoring Board (the “CFF DSMB”) completed its review of the Company’s final results of the OPTION Cross-Over Study and had found no safety concerns for MS1819, and that the CFF DSMB supported the Company’s plan to proceed to a higher 4.4 gram dose of MS1819 with enteric capsules in the multi-center dose escalation Phase 2b OPTION clinical trial (the “OPTION 2 Trial”). In December 2019, the Company submitted the clinical trial protocol to the existing IND at the FDA. The clinical trial protocol has been reviewed by the FDA with no comments. In April 2020, the Company received approval to conduct the OPTION 2 Trial in Therapeutics Development Network (“TDN”) clinical sites in the U.S. as well as Institutional Review Board (“IRB”) approval to commence the OPTION 2 Trial.

The OPTION 2 Trial is designed to investigate the safety, tolerability and efficacy of MS1819 (2.2 gram and 4.4 gram doses in enteric capsules) in a head-to-head manner versus the current standard of care, porcine pancreatic enzyme replacement therapy (“PERT”) pills. The OPTION 2 Trial will be an open-label, crossover study, conducted in 15 sites in the U.S. and Europe. A total of 30 CF patients 18 years or older will be enrolled.  MS1819 will be administered in enteric capsules to provide gastric protection and allow optimal delivery of enzyme to the duodenum.  Patients will first be randomized into two cohorts: to either the MS1819 arm, where they receive a 2.2 gram daily oral dose of MS1819 for three weeks; or to the PERT arm, where they receive their pre-study dose of PERT pills for three weeks. After three weeks, stools will be collected for analysis of coefficient of fat absorption (“CFA”). Patients will then be crossed over for another three weeks of the alternative treatment. After three weeks of cross-over therapy, stools will again be collected for analysis of CFA. A parallel group of patients will be randomized and studied in the same fashion, using a 4.4 gram daily dose of MS1819. All patients will be followed for an additional two weeks after completing both crossover treatments for post study safety observation. Patients will be assessed using descriptive methods for efficacy, comparing CFA between MS1819 and PERT arms, and for safety.

The Company initiated the OPTION 2 Trial in July 2020 with the first patient screened and three clinical trial sites activated in the U.S. In August 2020, the Company dosed the first patients and initiated the European arm of the OPTION 2 Trial. Topline data is anticipated in the first quarter of 2021; however, this timeline may be further delayed due to the COVID-19 pandemic.

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

The Company dosed the first patients in its Combination Trial in Hungary in October 2019. Planned enrollment is expected to include approximately 24 CF patients with severe EPI, at clinical trial sites in Hungary and additional countries in Europe, including Turkey. Topline data is currently expected in the first half of 2021; however, this timeline may be further delayed due to the COVID-19 pandemic.

The Company announced positive interim data on the first five patients in the Combination Trial in August 2020. The primary efficacy endpoint was met, with CFAs greater than 80% for all patients across all visits. For secondary efficacy endpoints, the Company observed that stool weight decreased, the number of stools per day decreased, steatorrhea improved, and body weight increased. Additionally, no serious adverse events were reported.

The Company opened a total of five clinical sites for the Combination Trial in Turkey in October 2020. The Company currently has a total of nine of the expected ten sites in Europe active and recruiting patients.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2020, we had cash of approximately $11.4 million and had sustained cumulative losses attributable to common stockholders of approximately $78.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by the COVID-19 pandemic, which is evolving and could negatively impact our ability to raise additional capital in the future.

We have funded our operations to date primarily through the issuance of debt and convertible debt securities, as well as the issuance of our common stock, par value $0.0001 per share (the “Common Stock”) in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of MS1819 and any other product candidates. We will require additional financing to develop, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities.

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

Series B Private Placement and Exchange

As described in Note 11 in the accompanying financial statements, on July 16, 2020, we consummated a private placement of our Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) and related warrants (the “Series B Private Placement”), resulting in aggregate gross proceeds of approximately $15.2 million and aggregate net proceeds of approximately $13.2 million, after deducting placement agent compensation and offering expenses.

In the private placement we issued an aggregate of 2,912.583005 shares of Series B Preferred Stock at a price of $7,700.00 per share, initially convertible into an aggregate of 29,125,756 shares of Common Stock at $0.77 per share, together with warrants (the “Series B Warrants”) to purchase an aggregate of 14,562,826 shares of Common Stock at an exercise price of $0.85 per share.

In connection with the Series B Private Placement, we issued an aggregate of 1,975.578828 shares of Series B Preferred Stock initially convertible into 19,755,748 shares of Common Stock and related 9,877,835 Series B Warrants for cash consideration. In addition, we issued the balance of an aggregate of 937.004177 shares of Series B Preferred Stock initially convertible into 9,370,008 shares of Common Stock and related Series B Warrants to purchase 4,684,991 shares of Common Stock to certain investors in exchange for approximately $6.9 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon of approximately $0.3 million, of outstanding promissory notes previously issued between December 2019 and January 2020. As additional consideration to such investors, we also issued certain additional warrants to purchase an aggregate of 1,772,937 shares of Common Stock at an exercise price of $0.85 per share.

Following the Series B Private Placement, we prepaid the outstanding balance of $25,000 aggregate principal amount of outstanding promissory notes, together with accrued and unpaid interest thereon through the prepayment date, held by those holders who did not participate in such exchange. As a result, following the consummation of the Series B Private Placement, the Company no longer has any convertible debt outstanding.

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

In addition, on August 20, 2020, the Company received a separate letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1 (the “Minimum Equity Requirement”), because the Company’s stockholders’ equity of approximately negative $0.8 million, as reported for the quarter ended June 30, 2020, was below the required minimum of $2.5 million, and because, as of August 19, 2020, the Company did not meet certain alternative compliance standards. Based on correspondence with the Listing Qualifications Staff of Nasdaq, the Company has been granted an extension of time to regain compliance with the Minimum Equity Requirement, provided that the Company file its Form 10-Q for the period ended September 30, 2020 on or before November 16, 2020, demonstrating a minimum of $2.5 million in stockholders’ equity.

As reflected in the accompanying financial statements, as of September 30, 2020, our stockholders’ equity was approximately $14.0 million. Accordingly, we believe we have evidenced compliance with the Minimum Equity Requirement, and we anticipate resolving this matter with Nasdaq promptly following the filing of this Form 10-Q with the Securities and Exchange Commission.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

Net cash used in operating activities for the nine months ended September 30, 2020 was $5,331,557, which primarily reflected our net loss of $15,271,074 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $422,217, non-cash stock-based compensation of $369,517, non-cash restricted stock granted to employees and directors of $27,292, non-cash Common Stock granted to members of the Company's board of directors to settle accounts payable of $131,137, non-cash Common Stock granted to consultants of $109,605, non-cash accretion of debt discount of $4,580,167, non-cash interest on convertible debt of $234,334, loss on debt extinguishment of $609,998, gain on settlement of $211,430, and beneficial conversion feature related to the promissory note exchange of $798,413, and non-cash lease expense of $4,855. Changes in assets and liabilities are due to a decrease in other receivables of $2,121,336 due primarily to the payments of French research and development (“R&D”) tax credits, a decrease in prepaid expenses of $446,766 due primarily to the expensing of prepaid insurance, a decrease in other liabilities of $31,104, and a decrease of accounts payable and accrued expense of $90,147, offset by an increase in an increase in deposits of $4,180, and an increase in accrued dividends payable of $408,043.

Net cash used in operating activities for the nine months ended September 30, 2019 was $10,807,517, which primarily reflected our net loss of $13,896,063 plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $876,324, non-cash stock-based compensation of $541,725 due primarily to achievement of certain performance-based milestones associated with previously issued equity awards, non-cash restricted stock granted to employees/directors of $556,888 due primarily to reaching certain performance-based milestones, non-cash restricted stock granted to a consultant in payment of accounts payable for $112,500, accrued interest on convertible debt of $124,932, and non-cash debt discount - warrants on convertible debt of $147,461. Changes in assets and liabilities are due to an increase in other receivables of $261,981, a decrease in prepaid expenses of $420,218 due primarily to the expensing of prepaid insurance, an increase in deposits of $4,125, a decrease in accounts payable and accrued expenses of $601,096 and a decrease in other liabilities of $23,274 primarily due to the adoption of new lease accounting standards.

Net cash used in investing activities for the nine months ended September 30, 2020, was $2,808, which consisted of the purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2019 was $17,243, which consisted of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $16,493,726, compared to $11,298,574 for the nine months ended September 30, 2019, resulting in an increase of $5,195,152.

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of $13,197,740 from the from the issuance of the preferred stock in the Series B Private Placement, $3,227,002 from the issuance of the convertible debt in our offering of Senior Convertible Promissory Notes and warrants to purchase shares of Common Stock that occurred in December 2019, $988,348 from the proceeds of the Equity Line, and $179,408 from the issuance of a note payable in connection with the PPP loan, offset by repayments of convertible debt of $475,000 plus accrued interest of $105,460 related to the issuance to ADEC Equity Investments, LLC of two Senior Convertible Notes (the “ADEC Notes”) and Senior Convertible Promissory Notes, and repayment of notes payable of $623,772, which included the repayment of the Paycheck Protection Program loan.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $11,298,574, which consisted of $9,492,016 from the sale of Common Stock offered in our public offerings of Common Stock that occurred in April 2019 and in May 2019, $2,000,000 from the issuance of the ADEC Notes, and $61,590 received from a stockholder in relation to a warrant modification offset by repayment of a note payable of $255,032.

Consolidated Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues.  We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to developing MS1819. As a result, we did not have any revenue during the three months ended September 30, 2020 and 2019, respectively.

Research and Development Expense. R&D expense was $1,795,684 for the three months ended September 30, 2020, as compared to $2,221,933 for the three months ended September 30, 2019. This represents a decrease of $426,249 or approximately 19% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Stock-based compensation for employees, depreciation and amortization was $19,878, $4,881 and $131,887, respectively, for the three months ended September 30, 2020, as compared to $0, $11,842 and $131,887, respectively for the three months ended September 30, 2019. Excluding non-cash expenses, total cash R&D expense decreased by $439,165, or approximately 21% to $1,639,038 for the three months ended September 30, 2020, from $2,078,203 for the three months ended September 30, 2019.

The decrease in R&D cash spending was primarily due to decreased clinical trial costs of $378,340 related to reduced clinical trial activity in connection with recruitment delays in the Combination Study due to COVID-19 as compared to the prior period when we were conducting the OPTION Trial, and decreased personnel costs of $104,484. We expect cash R&D expense to increase during the remainder of the fiscal year as we advance both the OPTION 2 Trial and the Combination Trial and increase chemistry, manufacturing, and controls (“CMC”) activities in connection with the continued development of MS1819.

General and Administrative Expense. General and administrative (“G&A”) expense was $1,916,250 for the three months ended September 30, 2020, as, as compared to $1,860,141 for the for the three months ended September 30, 2019. This represents an increase of $56,109, or approximately 3% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Stock-based compensation for employees and depreciation was $148,303, and $3,307, respectively, for the three months ended September 30, 2020, as compared to $93,824, and $5,149, respectively for the three months ended September 30, 2019. Excluding non-cash expenses, total cash G&A expense increased by $3,472, or approximately 0% to $1,764,640 for the three months ended September 30, 2020, from $1,761,169 for the three months ended September 30, 2019.

The slight increase in G&A cash spending was primarily due to increased legal expenses of $474,960, increased insurance of $69,368, increased personnel expenses of $57,443, and increased information technology expenses of $23,459, offset by decreased other expenses of $315,442 primarily due to the fraud loss for the three months ended September 30, 2019, cutbacks in public company and corporate communications expense, including investor and public relations of $136,554, decreased taxes and licenses of $50,421, primarily due to the refund of $42,190 in the three months ended September 30, 2020, for overpayments in prior years, elimination of directors fees of $35,000, decreased travel and entertainment of $32,136, decreased accounting and auditing fees of $27,399 and decreased consulting expenses of $22,237.

We expect cash G&A expense to increase during the remainder of this fiscal year primarily due to increases in public company and corporate communications expenses, including investor relations, legal expenses, fees related to business development efforts, and information technology security expenses, among others.

Other Expense. Other expense for the three months ended September 30, 2020 was $1,601,972 as compared to $110,398 for the three months ended September 30, 2019. This represents an increase of $1,491,574 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase is primarily due to increased interest expense of $1,203,404 due to amortization of debt discount and accrued interest related to the convertible debt issued in between December 2019 and January 2020, which was not present in the prior period, and a loss on debt extinguishment of $609,998, which was not present in the prior period, offset by gain on settlement of $211,430, which was not present in the prior period.

Net Loss. As a result of the factors above, our net loss increased by $1,121,434 to $5,313,906 for the three months ended September 30, 2020 as compared to $4,192,472 for the three months ended September 30, 2019.

Consolidated Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Revenues.  We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to developing MS1819. As a result, we did not have any revenue during the three months ended September 30, 2020 and 2019, respectively.

Research and Development Expense. R&D expense was $4,438,229 for the nine months ended September 30, 2020, as compared to $7,927,907 for the nine months ended September 30, 2019. This represents a decrease of $3,489,678, or approximately 49% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Stock-based compensation for employees, depreciation and amortization was $28,878, $14,372, and $395,661, respectively, for the nine months ended September 30, 2020, as compared to $0, $35,918 and $824,936, respectively for the nine months ended September 30, 2019. Excluding non-cash expenses, total cash R&D expense decreased by $3,068,074, or approximately 43% to $3,999,318 for the nine months ended September 30, 2020, from $7,067,392 for the nine months ended September 30, 2019.

The decrease in R&D cash spending was primarily due to decreased clinical trial costs of $2,608,858 related to reduced clinical trial activity in connection with recruitment delays in the Combination Study due to COVID-19 as compared to the prior period which included the OPTION trial, decreased personnel costs of $342,887, decreased supplies and materials expenses related to laboratory research of $57,097, and decreased consulting expenses of $53,966. We expect cash R&D expense to increase during the remainder of the fiscal year as we advance both the OPTION 2 Trial and the Combination Trial and increase CMC activities in connection with the continued development of MS1819.

General and Administrative Expense. G&A expense was $4,595,860 for the nine months ended September 30, 2020, as, as compared to $5,690,001 for the for the nine months ended September 30, 2019. This represents a decrease of $1,094,141, or approximately 19% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Stock-based compensation for employees and consultants, depreciation, and loss on asset disposal was $477,537, $12,184, and $1,998, respectively, for the nine months ended September 30, 2020, as compared to $1,098,613, $15,343 and $0, respectively for the nine months ended September 30, 2019. Excluding non-cash expenses, total cash G&A expense decreased by $471,904, or approximately 10% to $4,104,141 for the nine months ended September 30, 2020, from $4,576,045 for the nine months ended September 30, 2019.

The decrease in G&A cash spending was primarily due to the elimination of bonuses of $629,300 as compared to the prior period, cutbacks in public company and corporate communications expense, including investor and public relations of $280,153, directors fees of $105,000, and travel and entertainment expenses of $72,377, and decreased other expenses of $326,417 primarily due to the fraud loss for the three months ended September 30, 2019, offset by increases in legal expenses of $495,801, insurance of $203,080, consulting expenses of $136,976, increased insurance of $203,080, and increased information technology expenses of $72,028.

We expect cash G&A expense to increase during the remainder of this fiscal year primarily due to increases in public company and corporate communications expenses, including investor relations, legal expenses, fees related to business development efforts, and information technology security expenses, among others.

Other Expense. Other expense for the nine months ended September 30, 2020 was $6,236,985 as compared to $278,155 for the three months ended September 30, 2019. This represents an increase of $5,958,830 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase is primarily due to increased interest expense of $5,838,417 due to amortization of debt discount and accrued interest related to the convertible debt issued in between December 2019 and January 2020, as compared to $278,155 in the prior period, and a loss on debt extinguishment of $609,998, which was not present in the prior period, offset by gain on settlement of $211,430, which was not present in the prior period.

Net Loss. As a result of the factors above, our net loss increased by $1,375,011 to $15,271,074 for the nine months ended September 30, 2020 as compared to $13,896,063 for the nine months ended September 30, 2019.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on March 30, 2020 as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, as filed on August 14, 2020. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of November 16, 2020, there have been no material changes to the disclosures made in the above referenced Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, as filed on August 14, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In our Form 8-K filed July 20, 2020, and in certain subsequent filings with the Securities and Exchange Commission, we previously reported that the exercise price of the warrants issued to our placement agent in connection with our private placement of Series B Preferred Stock, which was consummated on July 16, 2020, was $1.06 per share. In fact, the terms of our engagement letter with the placement agent require the exercise price for such warrants to be $0.96 per share. Our prior disclosures are hereby updated to reflect an exercise price of $0.96 per share for these warrants.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
3.1
Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock (incorporated by reference as Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020.)

3.2	Amended and Restated Bylaws (incorporated by reference as Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2020.)
4.1	Form of Warrant (incorporated by reference as Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020.)
4.2
Form of Warrant for Convertible Notes Offering (incorporated by reference as Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 27, 2020.)

10.1
Form of Purchase Agreement, by and among the Company and the investors set forth on the signature pages thereto, including the form of Exchange Addendum (incorporated by reference as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020.)

10.2
Form of Registration Rights Agreement, by and among the Company and the investors set forth on the signature page thereto (incorporated by reference as Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020.)

10.3
First Amendment to 2014 Omnibus Equity Incentive Plan (incorporated by reference as Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2020.)

10.4	2020 Omnibus Equity Incentive Plan.
31.1	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZURRX BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Director (Principal Executive Officer)

	By	/s/ Daniel Schneiderman
Date: November 16, 2020		Daniel Schneiderman Chief Financial Officer (Principal Financial and Accounting Officer)