Form 10-Q
period 2021-03-31
AzurRx BioPharma, Inc.
filed 2021-05-24
CIK 1604191

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Yes [   ]    No [X]

There were 78,575,131 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of May 18, 2021.

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report filed on Form 10-K, filed with the SEC on March 31, 2021.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2021.

AZURRX BIOPHARMA, INC.
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$12,025,632	$6,062,141
Other receivables	501,660	551,489
Prepaid expenses	643,131	1,256,154
Total Current Assets	13,170,423	7,869,784

Property, equipment, and leasehold improvements, net	92	18,329

Other Assets:
Patents, net	2,747,649	2,879,536
Goodwill	1,973,963	2,054,048
Operating lease right-of-use assets	61,524	74,238
Deposits	29,242	27,920
Total Other Assets	4,812,378	5,035,742
Total Assets	$17,982,893	$12,923,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,707,841	$1,685,603
Payable related to license agreement	1,250,000	13,250,000
Accrued dividend payable	204,382	-
Note payable	347,082	552,405
Other current liabilities	65,335	57,417
Total Current Liabilities	3,574,640	15,545,425

Other liabilities	6,566	19,123
Total Liabilities	3,581,206	15,564,548

Stockholders' Equity:
Common stock - Par value $0.0001 per share; 250,000,000 and 150,000,000 shares authorized; 74,926,902 and 31,150,309 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	7,493	3,115
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 1,209.52 and 2,773.6 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	-	-
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	-	-
Additional paid-in capital	118,693,364	93,834,936
Accumulated deficit	(103,051,827)	(95,366,198)
Accumulated other comprehensive loss	(1,247,343)	(1,112,546)
Total Stockholders' Equity	14,401,687	(2,640,693)
Total Liabilities and Stockholders' Equity	$17,982,893	$12,923,855

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months	Three Months
	Ended	Ended
	03/31/21	03/31/20
Operating expenses:
Research and development expenses	$2,516,027	$1,548,831
General and administrative expenses	5,697,514	1,379,620
Total operating expenses	8,213,541	2,928,451

Loss from operations	(8,213,541)	(2,928,451)

Other income (expenses):
Interest expense	(5,144)	(2,332,839)
Interest income	403	-
Change in fair value of liability	532,653	-
Total other income (expenses)	527,912	(2,332,839)

Loss before income taxes	(7,685,629)	(5,261,290)

Income taxes	-	-

Net loss	$(7,685,629)	$(5,261,290)

Other comprehensive loss:
Foreign currency translation adjustment	(134,797)	157,494
Total comprehensive loss	$(7,820,426)	$(5,103,796)

Net loss	$(7,685,629)	$(5,261,290)
Deemed dividend on preferred stock issuances	(4,507,125)	-
Deemed dividend of preferred stock exchanges	(17,584,048)	-
Preferred stock dividends	(204,382)	-
Net loss applicable to common stockholders	(29,981,184)	(5,261,290)

Basic and diluted weighted average shares outstanding	55,348,130	26,941,803

Net loss per share - basic and diluted	$(0.14)	$(0.20)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2020	-	$-	-	$-	26,800,519	$2,680	$68,575,851	$(62,694,732)	$(1,266,555)	$4,617,244
Common stock issued to settle related payable accounts payable					105,937	11	131,126			131,137
Common stock issued to consultants					101,195	10	87,095			87,105
Common stock issued to Lincoln Park for Equity Purchase agreement					150,000	15	143,985			144,000
Warrants issued in association with convertible debt issuances							1,252,558			1,252,558
Beneficial conversion feature on convertible debt issuances							1,838,422			1,838,422
Stock-based compensation							74,453			74,453
Foreign currency translation adjustment									157,494	157,494
Net loss								(5,261,290)		(5,261,290)
Balance, March 31, 2020	-	$-	-	$-	27,157,651	$2,716	$72,103,490	$(67,956,022)	$(1,109,061)	$3,041,123

Balance, January 1, 2021	-	$-	2,774	$-	31,150,309	$3,115	$93,834,936	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,667	1	-	$-	-	-	7,105,167	-	-	7,105,167
Issuance of Series C preferred stock to settle liability arising from acquisition	3,290	1	-	$-	-	-	2,467,648			2,467,648
Beneficial conversion feature of Series C preferred stock	-	-	-	$-	-	-	4,507,125	-	-	4,507,125
Deemed dividend of Series C preferred stock	-	-	-	$-	-	-	(4,507,125)			(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	13,501	1	(1,306)	$-	-	-	(1,009)			(1,009)
Warrants issued in connection with exchange of Series B preferred stock	-	-	-	$-	-	-	17,585,057			17,585,057
Deemed dividend related to exchange of Series B preferred stock	-	-	-	$-	-	-	(17,584,048)			(17,584,048)
Common stock issued upon conversion of Series B preferred stock	-	-	(259)	$-	2,582,782	258	(258)			-
Dividends on preferred stock	-	-	-	$-	-	-	(204,382)			(204,382)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(27,458)	(3)	-	$-	25,615,442	2,562	(2,559)			3
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	-	-	-	$-	5,800,000	580	9,058,710			9,059,290
Common stock issued upon exercise of warrants	-	-	-	$-	9,128,068	913	4,622,929			4,623,842
Common stock and warrants issued to consultants	-	-	-	$-	575,301	58	944,441			944,499
Issuance of common stock in connection with settlement with former investment bank	-	-	-	$-	75,000	7	94,492			94,499
Stock-based compensation	-	-	-	$-	-	-	772,240			772,240
Foreign currency translation adjustment	-	-	-	$-					(134,797)	(134,797)
Net loss	-	-	-	$-				(7,685,629)		(7,685,629)
Balance, March 31, 2021	-	-	1,209	$-	74,926,902	$7,493	$118,693,364	$(103,051,827)	$(1,247,343)	$14,401,687

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months	Three Months
	Ended	Ended
	03/31/21	03/31/20
Cash flows from operating activities:
Net loss	$(7,685,629)	$(5,261,290)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,021	9,661
Amortization	131,887	131,149
Non-cash lease expense	(4,855)	(6,065)
Stock-based compensation	772,240	54,950
Common stock issued to settle related party accounts payable	-	131,137
Restricted stock granted to employees/directors	-	19,503
Common stock and warrants granted to consultants	1,038,998	87,105
Accreted interest on convertible debt	-	164,281
Accretion of debt discount	-	2,059,086
Net changes in assets and liabilities:
Other receivables	17,592	2,064,252
Prepaid expenses	613,076	87,906
Right of use assets	11,654	-
Deposits	(1,356)	-
Accounts payable and accrued expenses	53,938	(832,955)
Accrued dividends payable	204,382	-
Other liabilities	(226,342)	-
Net cash used in operating activities	(5,073,394)	(1,291,280)

Cash flows from investing activities:
Purchase of property and equipment, net	-	(4,340)
Net cash used in investing activities	-	(4,340)

Cash flows from financing activities:
Proceeds from issuance of convertible debt, net	-	3,227,002
Proceeds from issuance of preferred stock, net	7,105,167	-
Proceeds from issuance of common stock, net	9,059,290	144,000
Proceeds from exercise of warrants	4,623,842	-
Payment made related to license agreement	(9,532,353)	-
Repayments of note payable	(205,323)	(164,748)
Repayments of convertible debt	-	(450,000)
Net cash provided by financing activities	11,050,623	2,756,254

Increase in cash and cash equivalents	5,977,229	1,460,634

Effect of exchange rate changes on cash	(13,738)	(6,423)

Cash and cash equivalents, beginning balance	6,062,141	175,796

Cash and cash equivalents, ending balance	$12,025,632	$1,630,007

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,144	$104,153
Non-cash investing and financing activities:
Deemed dividend on preferred stock issuances	$(4,507,125)	$-
Deemed dividend of preferred stock exchanges	$(17,584,048)	$-
Accrued dividends on preferred stock	$(204,382)	$-
Issuance of Series C preferred stock to settle liability arising from acquisition	$2,467,648

See accompanying notes to consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

The Company

AzurRx BioPharma, Inc. (“AzurRx” or “Parent”) was incorporated on January 30, 2014 in the State of Delaware. In June 2014, the Company acquired 100% of the issued and outstanding capital stock of AzurRx SAS (formerly “ProteaBio Europe SAS”), a company incorporated in October 2008 under the laws of France. Parent and its wholly owned subsidiary, AzurRx SAS (“ABS”), are collectively referred to as the “Company”.

The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. We are focused on developing our pipeline of gut-restricted GI clinical drug candidates, including MS1819 and niclosamide.

Our lead drug candidate is MS1819, a recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”), currently in two Phase 2 CF clinical trials. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in May 2021, we announced positive interim results from the first 18 patients in our Phase 2 Combination trial in Europe.

In 2021, we intend to launch two new clinical programs using proprietary formulations of niclosamide, a small molecule with anti-helminthic, anti-viral and anti-inflammatory properties; FW-1022, for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) gastrointestinal infections, and FW-420, for Grade 1 and Grade 2 Immune Checkpoint Inhibitor-Associated Colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients. We initiated our Phase 2 RESERVOIR clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide (FW-1022) for the treatment of COVID-19 related GI infections in April 2021, and we are preparing to initiate our Phase 1b/2a PASSPORT ICI-AC trial using both an oral immediate-release tablet and a topical rectal enema foam formulations of niclosamide (FW-420) in the first half of 2021.

Since its inception, the Company has devoted substantially all its efforts to research and development, business development, and raising capital, and has primarily financed its operations through issuance of common stock, convertible preferred stock, convertible debt, and other debt/equity instruments. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development and regulatory success, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and ability to secure additional capital to fund clinical trials and operations.

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. As of March 31, 2021, the Company had approximately $12.0 million in cash and cash equivalents. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of approximately $103.0 million as of March 31, 2021.

The Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business.  The extent to which the ongoing COVID-19 pandemic impacts our business, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our Common Stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease.  The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, the Company is subject to other challenges and risks specific to its business and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology and pharmaceutical industries with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its drug candidates; delays or problems in the manufacture and supply of its drug candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or drug candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of AzurRx and its wholly owned subsidiary, AzurRx SAS. Intercompany transactions and balances have been eliminated upon consolidation.

In our opinion, the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2020, has been derived from audited financial statements of that date. The unaudited interim consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2021, we had cash and cash equivalents of approximately $12.0 million, and an accumulated deficit of approximately $103.0 million. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plan and continue operations.

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

Note 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The accompanying unaudited consolidated financial statements are prepared in conformity with GAAP and include certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements (including goodwill, intangible assets, and contingent consideration), and the reported amounts of revenue and expense during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid on March 31, 2021, and December 31, 2020, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. On March 31, 2021, and December 31, 2020, the Company had approximately $5.6 million and $2.7 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through March 31, 2021.

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

Patents                                                          7.2 years
In Process Research & Development            12 years
License Agreements                                        5 years

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2021.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. On March 31, 2021, and December 31, 2020, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

License Agreements

As more fully discussed in Note 14, the Company entered into a license agreement (the “First Wave License Agreement”) with First Wave Bio, Inc. (“First Wave”), pursuant to which First Wave granted the Company an exclusive license to certain patents and patent applications related to a proprietary formulation of niclosamide for use in the fields of ICI-AC and COVID-19 GI infections. The acquisition of intellectual property and patents for the worldwide, exclusive right to develop, manufacture, and commercialize proprietary formulations of niclosamide for the fields of treating ICI-AC and COVID-19 in humans was accounted for as an asset acquisition and initial liabilities of approximately $13.3 million in connection with the license acquisition were recorded as research and development expense, because it was determined to have no alternative future uses and therefore no separate economic value, which included cash payments totaling approximately $10.3 million and the issuance of approximately $3.0 million worth of preferred stock.

As more fully discussed in Note 14, the Company entered into a sublicense agreement with TransChem, Inc. (“TransChem”), pursuant to which TransChem granted the Company an exclusive license to certain patents and patent applications. Payments made to TransChem in connection with this sublicense agreement were recorded as research and development expense. The Company terminated the sublicense agreement with TransChem during the year ended December 31, 2020.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, expenses with clinical research organizations (CROs), investigative sites, consultants and contractors that conduct or provide other services relating to our clinical trials, costs to acquire drug product, drug supply and clinical trial materials from contract development and manufacturing organization (CDMOs) and third-party contractors relating to our chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s licenses, amortization of intangible assets related to the acquisition of MS1819 and research and development costs related to niclosamide.

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

The fair value of the Company's financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
On March 31, 2021:
Cash and cash equivalents	$12,025,632	$6,000,886	$6,024,746	$-	$12,025,632
Other receivables	$501,660	$-	$-	$501,660	$501,660
Note payable	$347,082	$-	$-	$347,082	$347,082

On December 31, 2020:
Cash and cash equivalents	$6,062,141	$3,000,184	$3,061,957	$-	$6,062,141
Other receivables	$551,489	$-	$-	$-	$551,489
Note payable	$552,405	$-	$-	$-	$552,405

On March 31, 2021, and December 31, 2020, cash and cash equivalents included approximately $6.0 million, and $3.0 million, respectively, held in high-quality money market funds quoted in an active market and included in level 1 in the table above.

The fair value of other receivables approximates carrying value as these consist primarily of French research and development tax credits that are normally received the following year.

The fair value of the note payable in connection with the financing of directors and officer’s liability insurance approximates carrying value due to the terms of such instruments and applicable interest rates.

Note 4 - Other Receivables

Other receivables consisted of the following:
	March 31,	December 31,
	2021	2020
Research and development tax credits	$442,630	$493,906
Other	59,030	57,583
Total other receivables	$501,660	$551,489

On March 31, 2021, and December 31, 2020, research and development tax credits were comprised of the 2020 refundable tax credits (CIR) for research conducted in France and Europe.

On March 31, 2021, and December 31, 2020, other consisted of amounts due from U.S. research and development tax credits.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	March 31,	December 31,
	2021	2020
Laboratory equipment	$-	$2,410
Computer equipment	19,676	19,676
Office equipment	-	5,483
Leasehold improvements	-	29,163
Total property, plant, and equipment	19,676	56,732
Less accumulated depreciation	(19,584)	(38,403)
Property, plant and equipment, net	$92	$18,329

Depreciation expense for the three months ended March 31, 2021 and 2020 was approximately $1,000 and $10,000, respectively.

For the three months ended March 31, 2021, approximately $1,000 of depreciation was included in research and development expense.

For the three months ended March 31, 2020, approximately $5,000 of depreciation was included in research and development expense and approximately $5,000 of depreciation was included in general and administrative expense.

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into in March 2019 (see Note 14), in which the Company purchased all remaining rights, title and interest in and to MS1819 from Mayoly, the Company recorded Patents in the amount of approximately $3.8 million as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at December 31, 2019	449,280
Due to Mayoly at December 31, 2020	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
$3,802,745

Intangible assets are as follows:

	March 31,	December 31,
	2021	2020
Patents	$3,802,745	$3,802,745
Less accumulated amortization	(1,055,096)	(923,209)
Patents, net	$2,747,649	$2,879,536

Amortization expense was approximately $132,000 and $131,000 for the three months ended March 31, 2021, and 2020, respectively.

As of March 31, 2021, amortization expense related to patents is expected to be as follows for the next five years (2021 through 2025):

2021 (balance of year)	$395,661
2022	527,548
2023	527,548
2024	527,548
2025	527,548

Goodwill is as follows:
Goodwill
Balance on January 1, 2020	$1,886,686
Foreign currency translation	167,362
Balance on December 31, 2020	2,054,048
Foreign currency translation	(80,085)
Balance on March 31, 2021	$1,973,963

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Trade payables	$1,440,718	$1,558,591
Accrued expenses	267,123	127,012
Total accounts payable and accrued expenses	$1,707,841	$1,685,603

Note 8 - Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2020, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $620,000 that bears interest at an annual rate of 4.250%. Monthly payments, including principal and interest, of approximately $70,000 per month. The balance due under this financing agreement was approximately $347,000 on March 31, 2021.

On December 5, 2019, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $500,000 that bears interest at an annual rate of 5.461%. Monthly payments, including principal and interest, were approximately $57,000 per month. The balance due under this financing agreement was approximately $280,000 on March 31, 2020.

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

In December 2019, the Company repaid $1,550,000 principal amount of the ADEC Notes and on January 2, 2020 repaid the remaining principal balance of $450,000 plus outstanding accrued interest of approximately $104,000. As of March 31, 2021, no ADEC Notes were outstanding.

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

As additional consideration for the execution of the Promissory NPA, each Note Investor also received Note Warrants to purchase that number of shares of Common Stock equal to one-half (50%) of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes (the “Note Warrant Shares”). The Note Warrants have an exercise price of $1.07 per share and expire five years from the date of issuance. In addition, all of the Note Warrants, other than those issued in the December 20, 2019, closing (covering an aggregate of 2,374,345 shares of Common Stock) contain a provision prohibiting exercise until the expiration of six months from the date of issuance. The Company and each Note Investor executed a Registration Rights Agreement (the “RRA”), pursuant to which the Company agreed to file a registration statement. The Company filed a registration statement with the SEC on February 7, 2020 covering the Promissory Note Conversion Shares and Note Warrant Shares, but that registration statement was not declared effective and was subsequently withdrawn by the Company. On July 27, 2020, the Company filed a separate registration statement in connection with the Series B Private Placement and the Exchange described in Note 11, which also covers the Note Warrant Shares. That registration statement was declared effective on September 21, 2020.

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

On June 1, 2020, the Company entered into an amendment to a certain Promissory Note in the principal amount of $100,000 issued on December 20, 2019, to Edward J. Borkowski, the chairman of the Board, to increase the Conversion Price to $1.07 per share (the “Note Amendment”). The Company evaluated the Note Amendment transaction in accordance with ASC 470-50 and determined the Note Amendment did not constitute a substantive modification of the Promissory Note and that the transaction should be accounted for as a debt modification with no accounting treatment required.

During the three months ended March 31, 2020, the Company recognized approximately $2.2 million of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of approximately $660,000, amortization of the beneficial conversion feature of approximately $1.1 million, amortization of debt discount related to debt issuance costs of approximately $348,000, and accrued interest expense of approximately $150,000.

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

The Company prepaid the remaining outstanding balance of $25,000 aggregate principal amount of Promissory Notes, together with accrued and unpaid interest thereon through the prepayment date of approximately $1,000, held by those holders who did not participate in the Exchange. Following these transactions, no Promissory Notes remained outstanding.

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

Note 10 – Other Liabilities

Other liabilities consisted of the following:

	March 31,	December 31,
Current	2021	2020
Lease liabilities	$56,702	$57,417
Other liabilities	8,633	-
	$65,335	$57,417

	March 31,	December 31,
Long-term	2021	2020
Lease liabilities	$6,566	$19,123
	$6,566	$19,123

Note 11 – Equity

Our certificate of incorporation, as amended and restated on December 20, 2019 and February 24, 2021 (the “Charter”) authorizes the issuance of up to 250,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On February 24, 2021 the Company held a Special Meeting of Stockholders (the “2021 Special Meeting”), whereby, the shareholders approved, among others, the following proposals: (i) amending the Company’s Certificate of Incorporation to increase the authorized shares of its Common Stock to 250,000,000 shares from 150,000,000 shares, and (ii) amending the Company’s Charter to authorize the Board to effect a reverse stock split of both the issued and outstanding and authorized shares of Common Stock, at a specific ratio, ranging from one-for-five (1:5) to one-for-ten (1:10), any time prior to the one-year anniversary date of the 2021 Special Meeting, with the exact ratio to be determined by the Board (the “Reverse Split”).  As of the date hereof, the Board had not elected to effect a Reverse Split. The authorization for the Reverse Split will expire on February 24, 2022.

Common Stock

The Company had 74,926,902 and 31,150,309 shares of its Common Stock issued and outstanding on March 31, 2021, and December 31, 2020, respectively.

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

Holders of our Common Stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences, and privileges of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock that we may designate and issue in the future.

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

On July 16, 2020, we authorized 5,194.805195 shares as Series B Preferred Stock. Shares of Series B Preferred Stock that are converted into shares of Common Stock shall be retired and may not be reissued as Series B Preferred Stock but may be reissued as all or part of another series of Preferred Stock. On March 31, 2021, 1,209.52 shares of Series B Preferred Stock were issued and outstanding, with approximately 2,168.14 shares of Series B Preferred Stock remaining authorized but unissued.

On January 5, 2021, we authorized 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. On March 31, 2021, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 47,542.05 shares of Series C Preferred Stock remaining authorized but unissued.

On March 31, 2021, the Company had approximately 1,209.52 shares of preferred stock issued and outstanding with approximately 9,969,515.38 shares of preferred stock remaining authorized but unissued.

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

Stated Value

Each share of Series B Preferred Stock has a stated value of $7,700, subject to adjustment for stock splits, combinations, and similar events (the “Series B Stated Value”).

Dividends

Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. On March 31, 2021, aggregate dividends payable amounted to approximately $205,000.

Liquidation Preference; Liquidation Rights

Under the Certificate of Designations, each share of Series B Preferred Stock carries a liquidation preference equal to the Series B Stated Value (as adjusted thereunder) plus accrued and unpaid dividends thereon (the “Liquidation Preference”).

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Common Stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. On March 31, 2021, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $9.5 million.

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

Most Favored Nations (MFN) Exchange Right

In the event the Company effects any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof (a “Subsequent Financing”), each holder of the Series B Preferred Stock has the right, subject to certain exceptions set forth in the Series B Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock (the “Series B Exchange Amount”)) for any securities or units issued in a Subsequent Financing on dollar-for-dollar basis (the “Series B Exchange Right”).

As of May 18, 2021, holders of approximately 1,622.29 shares of Series B Preferred Stock with an aggregate Series B Exchange Amount of approximately $12.6 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 16,820,841 shares of Common Stock (which conversion the Company has elected to make in full), and additional January 2021 Investor Warrants exercisable for up to an aggregate of 16,820,841 shares of Common Stock.

As a result, as of May 18, 2021, we may be required to issue up to 9,483.38 additional shares of Series C Preferred Stock that are currently convertible up to 9,483,378 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 9,483,378 shares of Common Stock, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right in connection with up to 893.52 shares of Series B Preferred Stock plus accrued dividends of approximately $232,000. Any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right would, upon issuance, be immediately converted into underlying shares of Common Stock.

Voting

The holders of the Series B Preferred Stock, voting as a separate class, have customary consent rights with respect to certain corporate actions of the Company. The Company may not take the following actions without the prior consent of the holders of at least a majority of the Series B Preferred Stock then outstanding: (a) authorize, create, designate, establish, issue or sell an increased number of shares of Series B Preferred Stock or any other class or series of capital stock ranking senior to or on parity with the Series B Preferred Stock as to dividends or upon liquidation; (b) reclassify any shares of Common Stock or any other class or series of capital stock into shares having any preference or priority as to dividends or upon liquidation superior to or on parity with any such preference or priority of Series B Preferred Stock; (c) amend, alter or repeal the Certificate of Incorporation or Bylaws of the Company and the powers, preferences, privileges, relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, which would adversely affect any right, preference, privilege or voting power of the Series B Preferred Stock; (d) issue any indebtedness or debt security, other than trade accounts payable, insurance premium financings and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase, or otherwise alter in any material respect the terms of any such indebtedness existing as of the date of first issuance of shares of Series B Preferred Stock; (e) redeem, purchase, or otherwise acquire or pay or declare any dividend or other distribution on (or pay into or set aside for a sinking fund for any such purpose) any capital stock of the Company; (f) declare bankruptcy, dissolve, liquidate, or wind up the affairs of the Company; (g) effect, or enter into any agreement to effect, a Change of Control (as defined in the Certificate of Designations); or (h) materially modify or change the nature of the Company’s business.

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

The Company issued an aggregate of 0 and 335,006 stock options, during the three months ended March 31, 2021 and 2020, respectively, under the 2014 Plan (see Note 13).

As of March 31, 2021, there were 3,924,770 shares issued and outstanding under the 2014 Plan and 387,000 shares are reserved subject to issuance of restricted stock and RSUs. Upon adoption of the 2020 Omnibus Equity Incentive Plan on September 11, 2020, the Company ceased making grants under the 2014 Plan.

As of March 31, 2020, there were an aggregate of 4,245,905 total shares available under the 2014 Plan, of which 1,997,506 are issued and outstanding, 632,667 shares are reserved subject to issuance of restricted stock and RSUs and 1,615,732 shares are available for potential issuances.

2020 Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which took effect on September 11, 2020. The 2020 Plan allows for the issuance of securities, including stock options to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2020 Plan is 10,000,000 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10%) of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) from is 15,000,000 under the 2020 Plan.

The Company issued an aggregate of 343,685 stock options during the three months ended March 31, 2021, under the 2020 Plan (see Note 13). As of March 31, 2021, 10,000,000 total shares were available under the 2020 Plan, of which 353,685 were issued and outstanding and 9,646,315 shares were available for potential issuances.

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

Under the Equity Line Agreement, on any business day over the term of the Equity Line Agreement, the Company has the right, in its sole discretion, to present Lincoln Park with a purchase notice (each, a “Purchase Notice”) directing Lincoln Park to purchase up to 150,000 shares of Common Stock per business day (the “Regular Purchase”). In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The Equity Line Agreement provides for a purchase price per Purchase Share (the “Purchase Price”) equal to the lesser of:

●	the lowest sale price of Common Stock on the purchase date; and

●	the average of the three lowest closing sale prices for the Common Stock during the ten consecutive business days ending on the business day immediately preceding the purchase date of such shares.

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

The Company issued an aggregate of 0, and 150,000 shares of Common Stock, during the three months ended March 31, 2021 and 2020, respectively, in connection with the Equity Line Agreement, resulting in net proceeds to the Company of approximately $0, and $144,000, respectively.

Common Stock Issuances

2021 Issuances

During the three months ended March 31, 2021, the Company issued an aggregate of 575,301 shares of its Common Stock to consultants with a grant date fair value of approximately $891,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended March 31, 2021, the Company issued an aggregate 75,000 shares of its Common Stock with a grant date fair value of approximately $94,000 in connection with the settlement with our former investment bank, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended March 31, 2021, the Company issued an aggregate of 25,615,442 shares of Common Stock upon the conversion of an aggregate of 27,457.95 shares of Series C Convertible Preferred Stock with a stated value of approximately $20.6 million plus accrued dividends of approximately $76,000.

During the three months ended March 31, 2021, the Company issued an aggregate of 9,128,068 shares of Common Stock upon the exercise of an aggregate of 9,197,834 investor warrants, including an aggregate of 3,991,882 pre-funded warrants (See Note 12).

During the three months ended March 31, 2021, the Company issued an aggregate of 2,582,782 shares of Common Stock upon the conversion of an aggregate of 258.08 shares of Series B Preferred Stock with a stated value of approximately $2.0 million plus accrued dividends of approximately $3,000.

During the three months ended March 31, 2021, the Company issued an aggregate of 5,800,000 shares of Common Stock in connection with the March 2021 Offering as detailed below.

2020 Issuances

During the three months ended March 31, 2020, the Company issued an aggregate of 101,195 shares of its Common Stock to consultants with a grant date fair value of approximately $87,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended March 31, 2020, the Company issued an aggregate of 105,937 shares of its Common Stock to outside Board members as payment of Board fees with an aggregate grant date fair value of approximately $131,000 that was recorded as stock-based compensation, included as part of general and administrative expense. The aggregate effective settlement price was $1.24 per share, and each individual stock issuance was based on the closing stock price of the Common Stock on the initial date the payable was accrued.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards (“RSUs”) refer to an award under the 2014 Plan or 2020 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

During the three months ended March 31, 2021, there was no vesting of restricted shares of Common Stock or RSUs.

During the three months ended March 31, 2020, an aggregate of 5,417 unvested restricted shares of Common Stock subject to service conditions, vested with a total grant date fair value of approximately $19,500, and was recorded as stock-based compensation, included as part of general and administrative expense.

As of March 31, 2021, the Company had unrecognized restricted common stock expense of approximately $394,000. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of MS1819 and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable on March 31, 2021.

As of March 31, 2020, the Company had unrecognized restricted common stock expense of approximately $424,000. Approximately $31,000 of this unrecognized expense will be recognized over the average remaining vesting term of 0.4 years. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of MS1819 and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable on March 31, 2020.

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

Pursuant to the Series B Private Placement and the Series B Purchase Agreement, for purposes of complying with Nasdaq Listing Rule 5635(c) and 5635(d), the Company was required to hold a meeting of its stockholders not later than 60 days following the Series B Closing Date to seek approval (the “2020 Stockholder Approval”) for, among other things, the issuance of shares of Common Stock upon (i) full conversion of the Series B Preferred Stock; and (ii) full exercise of the Series B Warrants and the Exchange Warrants. In the event the 2020 Stockholder Approval was not received on or prior to the 90th day following the Series B Closing Date, subject to extension upon the prior written approval of the holders of at least a majority of the Series B Preferred Stock then outstanding, the Company would have been required to repurchase all of the then outstanding shares of Series B Preferred Stock at a price equal to 150% of the stated value thereof plus accrued and unpaid dividends thereon, in cash. On September 11, 2020, the Company received the 2020 Stockholder Approval.

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

Accounting for the Series B Private Placement

Upon receiving the 2020 Stockholder Approval on September 11, 2020, the Company classified the Series B Preferred Stock as permanent equity because no features provide for redemption by the holders of the Series B Preferred Stock or conditional redemption, which is not solely within the Company’s control, and there are no unconditional obligations in that (1) the Company must or may settle in a variable number of its equity shares and (2) the monetary value is predominantly fixed, varying with something other than the fair value of the Company’s equity shares or varying inversely in relation to the Company’s equity shares.

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

January 2021 Offerings

On December 31, 2020, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.333 shares of Series C Preferred Stock, at a price of $750 per share, initially convertible into an aggregate of 5,333,334 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $0.75 per share (the “January 2021 Registered Direct Offering”).

Concurrently with the Registered Direct Offering, in a private placement offering pursuant to the Series C Purchase Agreement (the “January 2021 Private Placement,” and together with the January 2021 Registered Direct Offering, the “January 2021 Offerings”), the Company agreed to sell an additional 5,333.3333 shares of Series C Preferred Stock at the same price as the Series C Preferred Stock offered in the January 2021 Registered Direct Offering and convertible on the same terms and warrants (the “January 2021 Investor Warrants”) to purchase up to an aggregate of 10,666,668 shares of Common Stock, with an exercise price of $0.80 per share and a maturity date of July 6, 2026.

In connection with the January 2021 Private Placement, we entered into a registration rights agreement, dated as of December 31, 2020, pursuant to which we filed a registration statement on Form S-1 (File No. 333-252087) to register the shares of Common Stock issuable upon the conversion of the Series C Preferred Stock sold in the January 2021 Private Placement and the exercise of the January 2021 Investor Warrants. The registration statement was declared effective by the SEC on January 21, 2021.

On January 6, 2021, the January 2021 Offerings closed, and the Company received aggregate gross proceeds of approximately $8.0 million, excluding the net proceeds, if any, from the exercise of the January 2021 Investor Warrants.

The net proceeds to the Company from the January 2021 Offerings, after deducting the placement agent’s fees and expenses, was approximately $7.1 million. The Company used the net proceeds to fund the payment of cash consideration to First Wave under the First Wave License Agreement, and for other general corporate purposes.

The Company paid the placement agent a cash fee equal to 8.0% and a management fee equal to 1.0% of the aggregate gross proceeds received by the Company in the January 2021 Offerings, or approximately $700,000. The Company also agreed to issue to the placement agent or its designees warrants (the “January 2021 Placement Agent Warrants”) exercisable for up to 746,667 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the January 2021 Offerings by the offering price per share of Common Stock, or $0.75. The January 2021 Placement Agent Warrants have substantially the same terms as the January 2021 Investor Warrants, except they are exercisable at $0.9375 per share, or 125% of the effective purchase price per share of the Series C Preferred Stock issued. The Company also reimbursed the placement agent $35,000 for non-accountable expenses, $125,000 for legal fees and expenses and other out-of-pocket expenses and $12,900 for clearing fees.

Pursuant to the January 2021 Private Placement and the Series C Purchase Agreement, the Company was required to hold a meeting of its stockholders not later than March 31, 2021 to seek approval (the “2021 Stockholder Approval”) for, among other things, the issuance of shares of Common Stock upon (i) full conversion of the Series C Preferred Stock; and (ii) full exercise of the January 2021 Investors Warrants and the January 2021 Placement Agent Warrants, and to increase the authorized shares to 250,000,000 from 150,000,000.

On February 24, 2021, the Company received the 2021 Stockholder Approval, and all outstanding shares of Series C Preferred Stock were converted to Common Stock.

Accounting for the January 2021 Offerings

Upon receiving the 2021 Stockholder Approval on February 24, 2021, the Company classified the Series C Preferred Stock as permanent equity because no features provide for redemption by the holders of the Series C Preferred Stock or conditional redemption, which is not solely within the Company’s control, and there are no unconditional obligations in that (1) the Company must or may settle in a variable number of its equity shares and (2) the monetary value is predominantly fixed, varying with something other than the fair value of the Company’s equity shares or varying inversely in relation to the Company’s equity shares.

Because the Series C Preferred Stock contains certain embedded features that could affect the ultimate settlement of the Series C Preferred Stock, the Company analyzed the instrument for embedded derivatives that require bifurcation. The Company’s analysis began with determining whether the Series C Preferred Stock is more akin to equity or debt.  The Company evaluated the following criteria/features in this determination: redemption, voting rights, collateral requirements, covenant provisions, creditor and liquidation rights, dividends, and conversion rights. The Company determined that the Series C Preferred Stock was more akin to equity than to debt when evaluating the economic characteristics and risks of the entire Series C Preferred Stock, including the embedded features. The Company then evaluated the embedded features to determine whether their economic characteristics and risks were clearly and closely related to the economic characteristics and risks of the Series C Preferred Stock. Since the Series C Preferred Stock was determined to be more akin to equity than debt, and the underlying that causes the value of the embedded features to fluctuate would be the value of the Company’s common stock, the embedded features were considered clearly and closely related to the Series C Preferred Stock. As a result, the embedded features would not need to be bifurcated from the Series C Preferred Stock.

The Company concluded the freestanding January 2021 Investor Warrants did not contain any provision that would require liability classification and therefore should be classified in stockholder’s equity, based on their relative fair value.

The proceeds from the January 2021 Offerings were allocated to the Series C Preferred Stock and the January 2021 Investor Warrants based on their relative fair values. The total proceeds of approximately $7.1 million, net of $0.9 million offering costs, were allocated as follows: approximately $4.6 million to the Series C Preferred Stock and approximately $3.4 million to the January 2021 Investor Warrants. After allocation of the proceeds, the effective conversion price of the Series C Preferred Stock was determined to be beneficial and, as a result, the Company recorded a deemed dividend of approximately $4.3 million equal to the intrinsic value of the beneficial conversion feature and recognized on the closing date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share. The total offering costs of approximately $0.9 million were recognized in equity.

Series B Most Favored Nations (MFN) Exchanges into the January 2021 Offerings

Subject to the consummating the January 2021 Offerings, the holders of the Series B Preferred Stock became entitled to exercise their Series B Exchange Right to exchange their Series B Preferred Stock at the Series B Exchange Amount into the Series C Preferred Stock and related January 2021 Investor Warrants. During the three months ended March 31, 2021, holders of approximately 1,306.30 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $10.1 million had elected to exercise their Series B Exchange Rights into 13,501.10 shares of Series C Preferred Stock, convertible into an aggregate of 13,501,087 shares of Common Stock and additional January 2021 Investor Warrants exercisable for up to an aggregate of 13,501,087 shares of Common Stock. Immediately upon issuance of the Series C Preferred Stock pursuant to the Series B Exchange Right, an aggregate of 13,166.62 shares of Series C Preferred Stock were converted into 13,166,624 shares of Common Stock, at an effective conversion price of $0.77 per share, and an aggregate of 334.46 shares of Series C Preferred Stock, convertible into 334,463 shares of Common Stock, remained unconverted pending stockholder approval. Upon receiving the 2021 Stockholder Approval on February 24, 2021, the Company elected to convert all 334.46 remaining shares of Series C Preferred Stock issued pursuant to the Series B Exchange Right, plus accrued dividends thereon of approximately $2,000 into 336,994 shares of Common Stock.

As a result, as of March 31, 2021, the Company may be required to issue up to 12,690.20 additional shares of Series C Preferred Stock that are currently convertible up to 12,690,204 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 12,690,204 shares of Common Stock, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right. Any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right would, upon issuance, be immediately converted into underlying shares of Common Stock.

Accounting for the Series B Exchanges into the January 2021 Offerings

During the three months ended March 31, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 13,501.0807 shares of Series C Preferred Stock and warrants to purchase an aggregate of 13,501,087 shares of Common Stock in connection with the exchange of approximately 1,306.30 shares of Series B Preferred Stock. The exercise of all of these warrants and the conversion of a portion of these shares of Series C Preferred Stock were prohibited until the Company received stockholder approval on February 24, 2021. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges result in a substantive change and should be accounted for as an extinguishment. As such, for the three months ended March 31, 2021, the Company recognized an aggregate deemed dividend of approximately $17.6 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

March 2021 Offering

On March 7, 2021, the Company entered into a securities purchase agreement (the “March 2021 Purchase Agreement”), pursuant to which the Company agreed to sell, in a registered direct offering (the “March 2021 Offering”) priced at the market under Nasdaq rules, (i) 5,800,000 shares of Common Stock, (ii) pre-funded warrants (the “March 2021 Pre-Funded Warrants”) to purchase up to 2,058,548 shares of Common Stock, with an exercise price of $0.01 per share and no expiration term and (iii) warrants (the “March 2021 Warrants”) to purchase an aggregate of 3,929,274 shares of Common Stock with an exercise price of $1.21 per share and an expiration term of five years from the date of issuance. The price per share of March 2021 Offering was $1.2725.

On March 10, 2021, the March 2021 Offering closed and the Company received aggregate gross proceeds of approximately $10.0 million, excluding the net proceeds, if any, from the exercise of the March 2021 Warrants. The net proceeds to the Company from the March 2021 Offering were approximately $9.1 million, after deducting the placement agent’s fees and expenses. The Company intends to use the net proceeds of the March 2021 Offering to initiate its two niclosamide clinical programs in 2021, a Phase 2 clinical trial for COVID-19 GI infections and a Phase 1b/2a trial for immune checkpoint inhibitor induced colitis, respectively, and for other general corporate purposes, which may include funding research, development and product manufacturing, clinical trials, acquisitions or investments in business, products or technologies that are complementary to its own, increasing working capital, reducing indebtedness and capital expenditures

The Company paid the placement agent a cash fee equal to 8.0% of the aggregate gross proceeds received by the Company, or approximately $800,000. The Company also agreed to issue the placement agent or its designees warrants (the “March 2021 Placement Agent Warrants”) exercisable for up to 550,099 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $1.2725. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $1.5906 per share, or 125% of the effective purchase price per share of Common Stock issued. The Company also reimbursed the placement agent $35,000 for non-accountable expenses, $50,000 for legal fees and expenses and other out-of-pocket expenses and $15,950 for clearing fees.

The March 2021 Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-231954) originally filed with the SEC on June 21, 2019, and declared effective on June 25, 2019. The Company filed a prospectus supplement with the SEC in connection with the sale of such securities in the March 2021 Offering.

The Company concluded the freestanding March 2021 Warrants and the March 2021 Placement Agent Warrants did not contain any provisions that would require liability classification and therefore should be classified in stockholder’s equity.

Note 12 - Warrants

During the three months ended March 31, 2021, in connection with the January 2021 Offerings, the Company issued January 2021 Investor Warrants to the investor to purchase an aggregate of 10,666,668 shares of Common Stock, as referenced in Note 11. These January 2021 Investor Warrants were issued on January 6, 2021, are exercisable at $0.80 per share and expire on July 6, 2026. The exercise of the January 2021 Investor Warrants was prohibited until the Company received stockholder approval on February 24, 2021. The total grant date fair value of these warrants was determined to be approximately $6.0 million, as calculated using the Black-Scholes model, and were recorded as additional paid in capital based on their relative fair value of approximately $3.4 million (See Note 11).

During the three months ended March 31, 2021, in connection with the conversion of the Series C Preferred Stock issued in the January 2021 Offerings, the Company issued pre-funded warrants to the investor to purchase an aggregate of 1,933,334 shares of Common Stock as referenced in Note 11. These pre-funded warrants were issued on January 6, 2021, are exercisable at $0.001 per share and do not expire. The total grant date fair value of these pre-funded was determined to be approximately $1.6 million and was recorded as additional paid in capital (See Note 11).

During the three months ended March 31, 2021, in connection with the January 2021 Offerings, the Company issued January 2021 Placement Agent Warrants to the placement agent and/or their designees to purchase an aggregate of 746,667 shares of Common Stock, as referenced in Note 11. These January 2021 Placement Agent Warrants were issued on January 6, 2021, are exercisable at $0.9375 per share and expire on July 6, 2026. The total grant date fair value of these warrants was determined to be approximately $392,000, as calculated using the Black-Scholes model, and had no effect on shareholders’ equity (See Note 11).

During the three months ended March 31, 2021, the Company issued January 2021 Investor Warrants to purchase an aggregate of 13,501,087 shares of Common Stock to holders of Series B Preferred Stock elected to exercise their Series B Exchange Rights into Series C Preferred Stock and related warrants, as referenced in Note 11. These January 2021 Investor Warrants were issued between January 13, 2021 and March 25, 2021, are exercisable at $0.80 per share and expire on July 6, 2026. The exercise of these warrants was prohibited until the Company received stockholder approval on February 24, 2021. The total grant date fair value of these warrants was determined to be approximately $17.6 million, as calculated using the Black-Scholes model, and were recorded as a deemed dividend and recognized on the exchange date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

During the three months ended March 31, 2021, in connection with the March 2021 Offering, the Company issued March 2021 Warrants to the investor to purchase an aggregate of 3,929,274 shares of Common Stock, as referenced in Note 11. These March 2021 Warrants were issued on March 10, 2021, are exercisable at $1.21 per share and expire five years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $3.5 million, as calculated using the Black-Scholes model, and were recorded as additional paid in capital (See Note 11).

During the three months ended March 31, 2021, in connection with March 2021 Offering, the Company issued pre-funded warrants to the investor to purchase an aggregate of 2,058,548 shares of Common Stock, as referenced in Note 11. These pre-funded warrants were issued on March 10, 2021, are exercisable at $0.01 per share and do not expire. The total grant date fair value of these pre-funded was determined to be approximately $2.6 million and was recorded as additional paid in capital (See Note 11).

During the three months ended March 31, 2021, in connection with the March 2021 Offering, the Company issued March 2021 Placement Agent Warrants to the placement agent and/or their designees to purchase an aggregate of 550,099 shares of Common Stock, as referenced in Note 11. These March 2021 Placement Agent Warrants were issued on March 10, 2021, are exercisable at $1.5906 per share and expire five years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $453,000, as calculated using the Black-Scholes model, and had no effect on shareholders’ equity (See Note 11).

During the three months ended March 31, 2021, the Company issued warrants to a consultant to purchase an aggregate of 200,000 shares of Common Stock that are subject to service-based milestone vesting conditions for investor relations services. These warrants were issued on February 8, 2021, are exercisable at $1.69 per share and expire four years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $214,000, as calculated using the Black-Scholes model. For the three months ended March 31, 2021, warrants to purchase a total of 50,000 shares of Common Stock vested, with a grant date fair value of approximately $53,000, which was recorded as stock-based compensation and was included as part of general and administrative expense.

During the three months ended March 31, 2021, warrants to purchase an aggregate of 9,197,836 shares of Common Stock, including the pre-funded warrants issued in January 2021 and March 2021, were exercised for cash proceeds of approximately $4.6 million.

During the three months ended March 31, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued Note Warrants to investors to purchase an aggregate of 1,813,257 shares of Common Stock with the issuance of the Promissory Notes as referenced in Note 9. These Note Warrants were issued between January 2, 2020 and January 9, 2020, and became exercisable commencing six (6) months following the issuance date at $1.07 per share and expire five years from issuance. The total grant date fair value of these warrants was determined to be approximately $1.6 million, as calculated using the Black-Scholes model, and were recorded as a debt discount based on their relative fair value.

During the three months ended March 31, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued placement agent warrants to purchase an aggregate of 199,732 shares of Common Stock. These placement agent warrants were issued between January 2, 2020 and January 9, 2020, vested immediately, and expire five years from issuance. 41,495 of these Placement Agent Warrants are exercisable at $1.21 per share and 158,237 are exercisable at $1.42 per share. The total grant date fair value of these placement agent warrants was determined to be approximately $174,000, as calculated using the Black-Scholes model, and was charged to debt discount that will be amortized over the life of the debt.

Warrant transactions for the three months ended March 31, 2021 and 2020 were as follows:

		Exercise	Weighted Average
		Price Per	Exercise
	Warrants	Share	Price

Warrants outstanding and exercisable on January 1, 2020	5,378,288	$1.07 - 7.37	$2.53

Granted during the period	2,012,989	1.07 - 1.42	1.10
Expired during the period	-	-	-
Exercised during the period	-	-	-
Warrants outstanding and exercisable on March 31, 2020	7,391,277	$1.07 - 7.37	$2.14

Warrants outstanding and exercisable on January 1, 2021	25,179,192	$0.85 - 7.37	$1.22

Granted during the period	33,435,677	$0.001-1.69	$0.77
Expired during the period	24,259	-	-
Exercised during the period	(9,197,834)	-	-
Warrants outstanding and exercisable on March 31, 2021	49,392,776	$0.80 – 6.60	$1.04

Warrants exercisable on March 31, 2021, were as follows:

	Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
	$0.00 - 0.99	38,787,490	4.85
	$1.00 - 1.99	8,531,482	4.00
	$2.00 - 2.99	320,063	2.32
	$3.00 - 3.99	630,459	1.08
	$4.00 - 4.99	164,256	1.03
	$5.00 - 5.99	771,276	0.94
	$6.00 - 6.99	187,750	0.51
Totals		49,392,776	4.55	$1.04

The weighted average fair value of warrants granted during the three months ended March 31, 2021, and 2020, was $0.95 and $0.87 per share, respectively. The grant date fair values were calculated using the Black-Scholes model with the following weighted average assumptions:

March 31,
2021
Expected life (in years)	5.41
Volatility	83.8- 90.2%
Risk-free interest rate	0.36- 0.87%
Dividend yield	-%

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

During the three months ended March 31, 2021, the Company issued stock options under the 2020 Plan to new employees to purchase an aggregate of 343,685 shares of Common Stock with strike prices ranging from $0.92 to $1.54 per share and a term of ten years that vest in equal monthly installments over three years. These options had a total fair value of approximately $274,000, as calculated using the Black-Scholes model.

During the three months ended March 31, 2021, stock options to purchase an aggregate of 135,514 shares of Common Stock under the 2014 Plan were cancelled with strike prices ranging between $0.85 and $3.60 per share.

During the three months ended March 31, 2021, stock options to purchase an aggregate of 204,720 shares of Common Stock, subject to service-based milestone vesting conditions, vested with a total grant date fair value of approximately $149,000 which was recorded as stock-based compensation, of which approximately $121,000 was included as part of general and administrative expense and approximately $28,000 was included as part of research and development expense.

During the three months ended March 31, 2021, stock options to purchase an aggregate of 755,000 shares of Common Stock, subject to performance-based milestone vesting conditions, vested due to the Company achieving certain clinical milestones, with a total grant date fair value of approximately $623,000 which was recorded as stock-based compensation, of which approximately $253,000 was included as part of general and administrative expense and approximately $370,000 was included as part of research and development expense. Stock options to purchase an aggregate of 437,500 shares of Common Stock, with a total grant date fair value of approximately $427,000, vested due to the Company completing enrollment of the Phase 2 OPTION 2 clinical trial. Stock options to purchase an aggregate of 210,000 shares of Common Stock, with a total grant date fair value of approximately $148,000, vested due to the Company’s public announcement of topline data for the Phase 2 OPTION 2 clinical trial. Stock options to purchase an aggregate of 7,500 shares of Common Stock, with a total grant date fair value of approximately $8,000, vested due to the Company completing enrollment of the Phase 2 Combination Trial in Europe. Stock options to purchase an aggregate of 100,000 shares of Common Stock, with a total grant date fair value of approximately $40,000, vested due to the Company determining that initiating a U.S. Phase 1 clinical trial for any product other than MS1819 became probable in connection with the initiation of the COVID-19 niclosamide trial.

During the three months ended March 31, 2020, the Company issued stock options under the 2014 Plan to purchase an aggregate of 335,006 shares of Common Stock with a strike price of $1.03 per share and a term of ten years to its chief financial officer that vest in equal monthly installments over three years. These options had a total fair value of approximately $281,000, as calculated using the Black-Scholes model.

During the three months ended March 31, 2020, stock options to purchase an aggregate of 15,000 shares of Common Stock were cancelled with strike prices ranging between $1.75 and $3.60 per share.

During the three months ended March 31, 2020, stock options to purchase an aggregate of 57,917 shares of Common Stock, subject to service-based milestone vesting conditions, vested with a total grant date fair value of approximately $55,000 and recorded as stock-based compensation, and included as part of general and administrative expense.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31,
2021
Contractual term (in years)	10
Volatility	83.8 - 90.1%
Risk-free interest rate	0.93 - 1.69%
Dividend yield	-%

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

During the three months ended March 31, 2021 and 2020, stock option activity under the 2014 Plan and 2020 Plan was as follows:

	Number of Shares	Average Exercise Price	Remaining Contract Life in Years	Intrinsic Value
Stock options outstanding on January 1, 2020	1,677,500	$2.17	5.37	$-
				-
Granted during the period	335,006	$1.03	10.00	-
Expired during the period	-	-	-	-
Canceled during the period	(15,000)	$2.80	3.28	-
Exercised during the period	-	-	-	-
Stock options outstanding on March 31, 2020	1,997,506	$2.08	5.91	$-

Exercisable on March 31, 2020	841,917	$3.23	4.33	$-

Non-vested stock options outstanding on January 1, 2020	883,500	$1.33	6.26	$-

Granted during the period	335,006	$1.03	10.00	-
Vested during the period	(57,917)	$1.40	6.88	-
Expired during the period	-	-	-	-
Canceled during the period	(5,000)	$3.32	2.82	-
Exercised during the period	-	-	-	-
Non-vested stock options outstanding on March 31, 2020	1,155,589	$1.24	7.06	$-

Stock options outstanding on January 1, 2021	4,070,284	$1.38	7.94	$-

Granted during the period	343,685	$1.01	10.00	-
Expired during the period	-	-	-	-
Canceled during the period	(135,514)	$2.45	2.87	-
Exercised during the period	-	-	-	-
Stock options outstanding on March 31, 2021	4,278,455	$1.19	7.93	$1,599,166

Exercisable on March 31, 2021	2,221,569	$1.48	6.67	$637,269

Non-vested stock options outstanding on January 1, 2021	2,740,657	$0.99	8.42	$-

Granted during the period	343,685	$1.01	10.00	-
Vested during the period	(959,720)	$-	-	-
Expired during the period	-	-	-	-
Canceled during the period	(67,736)	$-	-	-
Exercised during the period	-	-	-	-
Non-vested stock options outstanding on March 31, 2021	2,056,886	$0.87	9.28	$961,897

As of March 31, 2021, the Company had unrecognized stock-based compensation expense of approximately $1.5 million. Approximately $1.1 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 2.24 years. Approximately $40,000 of this unrecognized expense will vest upon initiating a Phase 3 clinical trial in the U.S. for MS1819. Approximately, $140,000 of this unrecognized expense will vest upon the public release of topline data of the complete Combination Trial results. Approximately, $140,000 of this unrecognized expense will vest upon signing of a definitive term sheet with Board approval for either (i) a strategic licensing, distribution, or commercialization agreement for MS1819 with a bona fide partner, or (ii) the substantial sale of the Company or the MS1819 asset, on or before December 31, 2021. The Company will recognize the expense related to these milestones when the milestones become probable.

As of March 31, 2020, the Company had unrecognized stock-based compensation expense of approximately $965,000. Approximately $290,000 of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 2.74 years. Approximately $522,000 of this unrecognized expense will vest upon enrollment completion next of the Phase 2 OPTION 2 clinical trial. Approximately $73,000 of this unrecognized expense will vest upon enrollment completion of the ongoing Combination Trial in Europe. Approximately $40,000 of this unrecognized expense will vest upon the Company initiating a Phase 3 clinical trial in the U.S. for MS1819. Approximately $40,000 of this unrecognized expense will vest upon initiating a U.S. Phase 1 clinical trial for any product other than MS1819. The Company will recognize the expense related to these milestones when the milestones become probable.

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

In consideration of the license and other rights granted by First Wave, we agreed to pay First Wave a $9.0 million upfront cash payment due within 10 days, which was paid in January 2021 and are obligated to make an additional payment of $1.25 million due on June 30, 2021. In addition, we are obligated to pay potential milestone payments to First Wave totaling up to $37.0 million for each indication, based upon the achievement of specified development and regulatory milestones. Under the First Wave License Agreement we are obligated to pay First Wave royalties as a mid-single digit percentage of net sales of the Niclosamide Product, subject to specified reductions. We were also obligated to issue to First Wave junior convertible preferred stock, initially convertible into $3.0 million worth of Common Stock based upon the volume weighted average price of the Common Stock for the five-day period immediately preceding the date of the First Wave License Agreement, or $0.9118 per share, convertible into an aggregate of 3,290,196 shares of Common Stock. As of December 31, 2020, this was initially classified as a liability in the consolidated balance sheet because of certain NASDAQ restrictions and the requirement to obtain stockholder approval.

On January 8, 2021, in connection with the securities purchase agreement with First Wave (the “First Wave Purchase Agreement”) pursuant to which we issued to First Wave 3,290.1960 shares of Series C Preferred Stock, which were convertible into an aggregate of 3,290,196 shares of Common Stock based on a conversion price of $0.75 per share, and with a grant date fair value of approximately $2.5 million. The First Wave Purchase Agreement contains demand and piggyback registration rights with respect to the Common Stock issuable upon conversion of the Series C Preferred Stock.

The conversion price of the Series C Preferred Stock was determined to be beneficial and, as a result, the Company recorded a deemed dividend of approximately $230,000 equal to the intrinsic value of the beneficial conversion feature and recognized on the issuance date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

Upon the 2021 Stockholder Approval on February 24, 2021, the Company recognized a change in fair value of approximately $0.5 million based on the difference in fair value of the $3.0 million liability initially recorded pursuant to the First Wave License Agreement as of December 31, 2020 and the fair value of approximately $2.5 million of Series C Preferred Stock issued pursuant to the First Wave Purchase Agreement to settle the liability.

Following the 2021 Stockholder Approval, the shares of Series C Preferred Stock automatically converted into Common Stock.

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

The First Wave License Agreement also contains customary representations, warranties, and covenants by both parties, as well as customary provisions relating to indemnification, confidentiality, and other matters.

Mayoly Agreement

In March 2019, the Company and Laboratories Mayoly Spinder (“Mayoly”) entered into an Asset Purchase Agreement (the “Mayoly APA”), pursuant to which the Company purchased substantially all remaining rights, title, and interest in and to MS1819. Further, upon execution of the Mayoly APA, the Joint Development and License Agreement (the “JDLA”) previously executed by AzurRx SAS and Mayoly was assumed by the Company. In addition, the Company granted to Mayoly an exclusive, royalty-bearing right to revenue received from commercialization of MS1819 within certain territories.

TransChem Sublicense

In August 2017, the Company entered into a sublicense agreement with TransChem, pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “TransChem Licensed Patents”) currently held by TransChem (the “TransChem Sublicense Agreement”). The Company may terminate the TransChem Sublicense Agreement and the licenses granted therein for any reason and without further liability on 60 days’ notice. Unless terminated earlier, the TransChem Sublicense Agreement will expire upon the expiration of the last TransChem Licensed Patents. Upon execution, the Company paid an upfront fee to TransChem and agreed to reimburse TransChem for certain expenses previously incurred in connection with the preparation, filing, and maintenance of the TransChem Licensed Patents. The Company also agreed to pay TransChem certain future periodic sublicense maintenance fees, which fees may be credited against future royalties. The Company may also be required to pay TransChem additional payments and royalties in the event certain performance-based milestones and commercial sales involving the TransChem Licensed Patents are achieved. The TransChem Licensed Patents allowed the Company to develop compounds for treating gastrointestinal and other infections which are specific to individual bacterial species. H. pylori bacterial infections are a major cause of chronic gastritis, peptic ulcer disease, gastric cancer, and other diseases.

In March 2020, the Company provided TransChem with sixty (60) days prior written notice of its intent to terminate the TransChem Sublicense Agreement, which as of March 31, 2021 has been terminated.

Employment Agreements

James Sapirstein

Effective October 8, 2019, the Company entered into an employment agreement with Mr. Sapirstein to serve as its President and Chief Executive Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Sapirstein originally provided for a base salary of $450,000 per year, which was subsequently increased to $480,000 per year during the year ended December 31, 2020. In addition to the base salary, Mr. Sapirstein is eligible to receive (i) a cash bonus of up to 40% of his base salary on an annual basis, based on certain milestones that are yet to be determined; (ii) 1% of net fees received by the Company upon entering into license agreements with any third-party with respect to any product current in development or upon the sale of all or substantially all assets of the Company; (iii) an award grant of 200,000 restricted stock units (“RSUs”) which are scheduled to vest as follows (a) 100,000 shares upon the first commercial sale of MS1819 in the U.S. and (b) 100,000 shares upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days; (iv) a grant of 300,000 10-year stock options to purchase shares of common stock with an exercise price equal to $0.56 per share, which are scheduled to vest as follows (a) 50,000 shares upon the Company initiating its next Phase 2 clinical trial in the U.S. for MS1819, (b) 50,000 shares upon the Company completing its next or subsequent Phase 2 clinical trial in the U.S. for MS1819, (c) 100,000 shares upon the Company initiating a Phase 3 clinical trial in the U.S. for MS1819, and (d) 100,000 shares upon the Company initiating a Phase 1 clinical trial in the U.S. for any product other than MS1819. Mr. Sapirstein is entitled to receive 20 days of paid vacation, participate in full employee health benefits, and receive reimbursement for all reasonable expenses incurred in connection with his services to the Company.

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

Daniel Schneiderman

Effective January 2, 2020, the Company entered into an employment agreement with Mr. Schneiderman to serve as the Company’s Chief Financial Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Schneiderman provides for a base salary of $285,000 per year. In addition to the base salary, Mr. Schneiderman is eligible to receive (a) an annual milestone cash bonus based on certain milestones that will be established by the Company’s Board or the Compensation Committee, and (b) a grant of stock options to purchase 335,006 shares of common stock with an exercise price of $1.03 per share, which shall vest in three equal portions on each anniversary date of the execution of Mr. Schneiderman’s employment agreement, commencing on January 2, 2021, the first anniversary date of the agreement. Mr. Schneiderman is entitled to receive 20 days of paid vacation, participate in full employee health benefits, and receive reimbursement for all reasonable expenses incurred in connection with his service to the Company. The Company may terminate Mr. Schneiderman’s employment agreement at any time, with or without Cause, as such term is defined in his employment agreement.

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

Lease expense amounted to approximately $52,000 and $35,000, respectively, for the three months ended March 31, 2021 and 2020.

The weighted-average remaining lease term and weighted-average discount rate under operating leases on March 31, 2021, are:

March 31,
2021
Lease term and discount rate
Weighted-average remaining lease term	1.17 years
Weighted-average discount rate	6.0%

Maturities of operating lease liabilities on March 31, 2021, were as follows:

2021	$41,803
2022	23,375
Total lease payments	65,178
Less imputed interest	(1,910)
Present value of lease liabilities	$63,268

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. On March 31, 2021, and December 31, 2020, the Company had no tax provision for either jurisdiction.

On March 31, 2021, and December 31, 2020, the Company had gross deferred tax assets of approximately $25 million and $26.1 million, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $25 million and $26.1 million, respectively, has been established on March 31, 2021, and December 31, 2020. The change in the valuation allowance in the three months ended March 31, 2021 and 2020 was approximately $(1.3) million and $(0.4) million, respectively.

On March 31, 2021, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $57 million and $22 million, respectively. The NOL’s expire between the years 2034 and 2039. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

On March 31, 2021, and December 31, 2020, the Company had approximately $24.4 million and $23.0 million, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

On March 31, 2021, and December 31, 2020, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

On March 31, 2021, diluted net loss per share did not include the effect of 12,360,554 shares of Common Stock issuable upon the conversion of Series B preferred stock, including accrued and unpaid dividends through March 31, 2021, 49,392,676 shares of Common Stock issuable upon the exercise of outstanding warrants, 112,000 shares of restricted stock and RSUs not yet issued, and 4,278,455 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion. Also excluded from the diluted net loss per are the potentially dilutive effect of 12,690,204 shares of Common Stock issuable upon exercise of January 2021 Investor Warrants potentially issuable pursuant the Series B Exchange Right.

On March 31, 2020, diluted net loss per share did not include the effect of 7,117,559 shares of Common Stock issuable upon the conversion of convertible debt, 7,391,277 shares of Common Stock issuable upon the exercise of outstanding warrants, 632,667 shares of Common Stock pursuant to unissued restricted stock and RSUs, and 1,997,506 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

Note 18 - Employee Benefit Plans

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

Employer contributions under this 401(k) plan amounted to approximately $32,000 and $22,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 19 – Subsequent Events

French R&D (CIR) Tax Credit

In April 2021, the Company received payment for the 2020 refundable tax credits for research conducted in France of approximately $550,000.

Series B Most Favored Nations (MFN) Exchanges

From April 1 through May 21, 2021, holders of 315.99 shares of Series B Preferred Stock with an aggregate Series B Exchange Amount of approximately $2.5 million have elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 3,319,854 shares of Common Stock, and additional January 2021 Investor Warrants exercisable for up to an aggregate of 3,319,854 shares of Common Stock.

As of May 21, 2021, holders of 1,622.29 shares of Series B Preferred Stock with an aggregate Series B Exchange Amount of approximately $12.6 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 16,820,841 shares of Common Stock, and additional January 2021 Investor Warrants exercisable for up to an aggregate of 16,820,841 shares of Common Stock.

As a result, as of May 21, 2021, we may be required to issue up to 9,483.3780 additional shares of Series C Preferred Stock that are currently convertible up to 9,483,378 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 9,483,378 shares of Common Stock, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right in connection with up to 893.52 shares of Series B Preferred Stock plus accrued dividends of approximately $232,000. Any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right would, upon issuance, be immediately converted into underlying shares of Common Stock.

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We are engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. We are focused on developing our pipeline of gut-restricted GI clinical drug candidates, including MS1819 and niclosamide.

MS1819, our lead drug candidate, is a recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”), currently in two Phase 2 CF clinical trials. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in May 2021, we announced positive interim results from the first 18 patients in our Phase 2 Combination trial in Europe.

In 2021, we intend to launch two new clinical programs using proprietary formulations of niclosamide, a small molecule with anti-helminthic, anti-viral and anti-inflammatory properties; FW-1022, for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, and FW-420, for Grade 1 and Grade 2 Immune Checkpoint Inhibitor-Associated Colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients. We initiated our Phase 2 RESERVOIR clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide (FW-1022) for the treatment of COVID-19 related GI infections in April 2021, and we are preparing to initiate our Phase 1b/2a PASSPORT ICI-AC trial using both an oral immediate-release tablet and a topical rectal enema foam formulations of niclosamide (FW-420) in the first half of 2021.

Clinical Trial Update

MS1819 - Combination Trial

In May 2021, we announced positive interim data from the first 18 out of 20 patients in our Phase 2 Combination Trial evaluating MS1819 in combination with porcine-derived pancreatic enzyme replacement therapy (PERT), the current standard of care, for the treatment of severe EPI in CF patients. The interim topline data revealed that the combination therapy led to clinically meaningful improvements in the primary efficacy endpoint, the Coefficient of Fat Absorption (CFA), with an average gain of 5.9 points from baseline. According to the clinical literature, a five-point improvement in CFA is considered clinically significant. Full topline results from all 20 patients enrolled in the Combination Trial is expected in the second quarter of 2021.

Niclosamide - Phase 2 RESERVOIR clinical trial for COVID-19 related GI infections

In April 2021, we initiated our Phase 2 RESERVOIR clinical trial using a proprietary oral formulation of micronized niclosamide (FW-1022) for the treatment of COVID-19 related GI infections. The Phase 2 RESERVOIR clinical trial is a two-part, two-arm, placebo-controlled study examining the safety and efficacy of micronized oral niclosamide tablets in patients with COVID-19 GI infection. The two primary objectives of the RESERVOIR trial will be to confirm the safety of niclosamide in the treatment of patients with COVID-19 GI infection and to demonstrate efficacy in clearing the SARS-CoV-2 virus from the GI tract.

Part 1 of the trial will study 9 to 18 patients hospitalized with COVID-19 and GI positive stool or rectal swabs for SARS-CoV-2. Patients will be treated for 14 days and observed closely for any signs of safety issues. A Data Monitoring Committee will then review the safety profile and if niclosamide is well-tolerated, the trial will move on to Part 2.

Part 2 of the trial will study approximately 100 patients in outpatient care setting with COVID-19 and PCR positive stool or rectal swabs for SARS-CoV-2. Patients will be randomized to either niclosamide, 400 mg tablets, three times a day, or placebo tablets three times a day. After 14 days of treatment, patients will be taken off study drugs and remain on study observation for up to 6 months.

The primary efficacy measure of the RESERVOIR trial is the rate of fecal SARS-CoV-2 virus clearance (rectal swab or stool sample) assessed by RT-PCR, comparing the niclosamide arm to the placebo arm for up to six months. These long-term observation data could indicate that niclosamide treatment has the potential to improve ‘long haul’ COVID-19 symptoms.

We commenced patient enrollment in April 2021, and topline data from the RESERVOIR trial is expected in the first half of 2022.

COVID-19 Update

In March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and physical distancing guidelines. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning in March 2020, the majority of our workforce began working from home. Disruptions caused by the COVID-19 pandemic, including the effects of the stay-at-home orders and work-from-home policies, have impacted productivity, including delayed enrollment of new patients at certain of our clinical trial sites, and may further disrupt our business and delay our development programs and regulatory timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. As a result, our expenses may vary significantly if there is an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

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

As of March 31, 2021, we had cash and cash equivalents of approximately $12.0 million, and had sustained cumulative losses attributable to common stockholders of approximately $103 million. Subsequent to March 31, 2021, we have received aggregate gross cash proceeds of approximately $264,000 from the exercise of warrants and approximately $550,000 from the 2020 French refundable tax credits (CIR) for research conducted in France and Europe. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2021, we have approximately $44.3 million of securities available to be sold under the shelf registration statement filed on July 3, 2018, which was declared effective on July 12, 2018 and will expire on July 12, 2021, and we have approximately $30.0 million of securities available to be sold under the shelf registration statement filed on June 5, 2019, which was declared effective on June 25, 2019 and will expire on June 25, 2022.

As of March 31, 2021, there is approximately $14.0 million of our Common Stock available for issuance pursuant to a purchase agreement with Lincoln Park Capital Fund, LLC. We may sell the remaining shares of Common Stock that may be issued under the purchase agreement at our discretion from time to time until July 2022, subject to the continued effectiveness of a registration statement covering such shares of Common Stock sold to Lincoln Park Capital Fund, LLC by us.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Consolidated Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following table summarizes our consolidated results of operations for the periods indicated:
	Three Months Ended March 31,
	2021	2020	Increase (decrease)
Operating expenses:
Research and development expenses	$2,516,027	$1,548,831	$967,196
General and administrative expenses	5,697,514	1,379,620	4,317,894
Total operating expenses	8,123,541	2,928,451	5,285,090
Other expenses (income)	(527,912)	2,332,839	2,860,751
Net loss	$7,685,629	$5,261,290	$2,424,339

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to developing our drug candidates. As a result, we did not have any revenue during the three months ended March 31, 2021 and 2020, respectively.

Research and Development Expense

Research and development expenses include cash and non-cash expenses primarily relating to the development of our lead drug candidate, MS1819 and our in-licensed niclosamide drug candidates.

Research and development expenses for the three months ended March 31, 2021 totaled approximately $2.5 million, an increase of approximately $1.0 million, or 62% over the approximately $1.5 million recorded for the three months ended March 31, 2020. Non-cash expenses, including stock-based compensation, and depreciation and amortization totaled approximately $0.5 million for the three months ended March 31, 2021 and approximately $0.1 million recorded for the three months ended March 31, 2020. Cash research and development expenses for the three months ended March 31, 2021 totaled approximately $2.0 million, an increase of approximately $0.6 million, or 40% over the approximately $1.4 million recorded for the three months ended March 31, 2020.

The increase in total research and development expenses was primarily attributable increases of approximately $0.3 million in clinical related expenses in connection with conducting two Phase 2 clinical trials during the three months ended March 31, 2021, as compared to one Phase 2 clinical trial during the three months ended March 31, 2020, approximately $0.3 million in CMC related activates for MS1819, and approximately $0.4 million in non-cash stock option expense.

We expect cash research and development expense to increase during the remainder of this fiscal year as we initiate and conduct two clinical trials for niclosamide, pursue additional CMC activities in connection with formulation development for MS1819 and personnel related costs in connection with four new hires.

General and Administrative Expense

General and administrative expenses include cash and non-cash expenses primarily consisting of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, corporate communication and investor relations, compliance related fees, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

General and administrative expenses for the three months ended March 31, 2021 totaled approximately $5.7 million, an increase of approximately $4.3 million, or 309% over the approximately $1.4 million recorded for the three months ended March 31, 2020. Non-cash expenses, including stock-based compensation, stock expense and depreciation and amortization totaled approximately $1.4 million for the three months ended March 31, 2021, and approximately $0.2 million recorded for the three months ended March 31, 2020. Cash general and administrative expenses for the three months ended March 31, 2021 totaled approximately $4.3 million, an increase of approximately $3.1 million, or 250% over the approximately $1.2 million recorded for the three months ended March 31, 2020.

The increase in total general and administrative was due primarily to increases of approximately $1.9 million in public company costs, including investor relations, corporate communications, and compliance related fees in connection with market awareness campaigns, approximately $0.4 million of legal expenses primarily related to increased financing activity, including a special meeting of the shareholders, approximately $0.3 million of business development costs primarily related to fees for the First Wave license agreement, approximately $0.3 million of other costs related to the settlement with our former investment bank, and approximately $0.1 million in personnel costs, offset by decreases of approximately $0.1 million in travel and entertainment.

We expect cash general and administrative expenses to increase during the remainder of this fiscal year to support our research and development efforts and growing operations.

Other Expense (Income)

Other income for the three months ended March 31, 2021 totaled approximately $(0.5) million, an increase of approximately $2.9 million, or 123% over the approximately $2.3 million of other expense recorded for the three months ended March 31, 2020. Interest expense was approximately $0 and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. The decreased interest expense was primarily due to amortization of debt discount and accrued interest related to the convertible debt issued in December 2019 and January 2020 for the three months ended March 31, 2020, which was not present for the three months ended March 31, 2021. The change in fair value was approximately $0.5 million and $0 for the three months ended March 31, 2021 and 2020, respectively. The increased change in fair value related to the extinguishment of the $3.0 million liability in connection with First Wave License Agreement pursuant to the issuance of Series C Preferred Stock with a fair value of approximately $2.5 million for the three months ended March 31, 2021, which was not present for the three months ended March 31, 2020.

Net Loss

As a result of the factors above, our net loss for the three months ended March 31, 2021 totaled approximately $7.7 million, an increase of approximately $2.4 million, or 45% over the approximately $5.3 million recorded for the three months ended March 31, 2020.

Cash Flows for the Three Months Ended March 31, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(5,073,394)	$(1,291,280)
Investing activities	-	(4,340)
Financing activities	11,050,623	2,756,254
Net increase (decrease) in cash and cash equivalents	$5,977,229	$1,460,634

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 of approximately $5.1 million was primarily attributable to our net loss of approximately $7.7 million adjusted for addbacks of non-cash expenses of approximately $0.7 million, related to common stock and warrants issued to consultants of approximately $1.0 million, depreciation and amortization of approximately $0.1 million, and stock-based compensation of approximately $0.8 million and a net increase of working capital of approximately $0.7 million.

Net cash used in operating activities during the three months ended March 31, 2020 of approximately $1.3 million was primarily attributable to our net loss of approximately $5.3 million adjusted for addbacks of non-cash expenses of approximately $2.7 million, which includes depreciation and amortization of approximately $0.1 million, stock expense of approximately $0.2 million, accretion of debt discount of approximately $2.0 million, interest on convertible debt of approximately $0.2 million and stock-based compensation of approximately $0.1 million and a net decrease of working capital of approximately $1.3 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 of approximately $0.

Net cash used in investing activities during the three months ended March 31, 2020 of approximately $4,000 was primarily attributable to the net purchase of property and equipment.

Financing Activities

Net cash provided by financing activities of approximately $11.1 million for the three months ended March 31, 2021 was primarily due to the issuance of the Series C Preferred Stock and warrants of approximately $7.1 million from the January 2021 Offerings, the issuance of the Common Stock and warrants of approximately $9.1 million from the March 2021 Offering, and the cash proceeds from warrant exercises of approximately $4.6 million, offset by repayments of approximately $0.2 million related to the note payable, and payment of approximately $9.5 million related to the license agreement.

Net cash provided by financing activities of approximately $2.8 million for the three months ended March 31, 2020 was primarily due to the issuance of the convertible debt of approximately $3.2 million from the Promissory Note Offering, and approximately $0.1 million from the proceeds of the Equity Line Agreement offset by repayments of convertible debt and interest of approximately $0.5 million related to the ADEC Notes and approximately $0.2 million related to the note payable.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in Note 2 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO each reached these conclusions notwithstanding the fact that on May 18, 2021, we filed with the Securities and Exchange Commission a Notification of Late Filing, pursuant to Rule 12b-25 under the Securities and Exchange Act of 1934, with respect to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. We subsequently filed the Quarterly Report on Form 10-Q within the five day extension period permitted pursuant to Rule 12b-25.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on March 31, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize our business, financial condition and future prospects could be negatively impacted. As of May 14, 2021, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, we issued our non-executive Board members stock options to purchase an aggregate of 206,185 shares of Common Stock with a strike price of $0.97 per share, subject to time-based vesting, under the Omnibus Equity Incentive Plan, as amended and restated (the “2020 Plan”) as payment for services provided to the Board. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2021, we issued to non-executive employees stock options to purchase an aggregate of 137,500 shares of Common Stock with strike prices ranging from $0.92 to $1.54 per share, subject to time-based vesting, under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended.

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

3.2*	Amended and Restated Certificate of Incorporation of AzurRx BioPharma, Inc., as amended.
4.1	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.2	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.3	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.6	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
10.3	First Wave Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
10.4
License Agreement, dated December 31, 2020, by and between the Company and First Wave Bio, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on January 13, 2021).

10.5	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

  * filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZURRX BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Chairman (Principal Executive Officer)

	By	/s/ Daniel Schneiderman
Date: May 24, 2021		Daniel Schneiderman Chief Financial Officer (Principal Financial and Accounting Officer)