Form 10-Q
period 2021-06-30
AzurRx BioPharma, Inc.
filed 2021-08-16
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐     TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from                to

Commission File Number 001-37853

AZURRX BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	46-4993860
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 Yamato Road, Suite 502

Boca Raton, Florida 33431

(Address of principal executive offices)

(561) 589-7020

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	AZRX	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 93,261,897 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of August 13, 2021.

-i-

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have consolidated such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued by filing with the SEC.

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020 included in our Annual Report filed on Form 10-K, filed with the SEC on March 31, 2021.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021.

AZURRX BIOPHARMA, INC.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$8,074,491	$6,062,141
Other receivables	-	551,489
Prepaid expenses	540,786	1,256,154
Total Current Assets	8,615,277	7,869,784

Property, equipment, and leasehold improvements, net	89,243	18,329

Other Assets:
Patents, net	2,615,762	2,879,536
Goodwill	1,991,287	2,054,048
Operating lease right-of-use assets	395,634	74,238
Deposits	69,596	27,920
Total Other Assets	5,072,279	5,035,742
Total Assets	$13,776,799	$12,923,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,643,885	$1,685,603
Payable related to license agreement	1,250,000	13,250,000
Accrued dividend payable	231,043	-
Note payable	139,569	552,405
Other current liabilities	189,625	57,417
Total Current Liabilities	6,454,122	15,545,425

Other liabilities	285,753	19,123
Total Liabilities	6,739,875	15,564,548

Stockholders’ Equity:
Common stock - Par value $0.0001 per share; 250,000,000 shares authorized; 82,585,075 and 31,150,309 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	8,260	3,115
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 676.05 and 2,773.6 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	-	-
Series C preferred stock- Par value $0.0001 per share; 57,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020.	-	-
Additional paid-in capital	120,584,938	93,834,936
Accumulated deficit	(112,330,771)	(95,366,198)
Accumulated other comprehensive loss	(1,225,503)	(1,112,546)
Total Stockholders’ Equity	7,036,924	(2,640,693)
Total Liabilities and Stockholders’ Equity	$13,776,799	$12,923,855

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development expenses	$5,647,798	$1,089,177	$8,163,825	$2,642,537
General and administrative expenses	3,629,090	1,304,527	9,326,604	2,679,618

Loss from operations	(9,276,888)	(2,393,704)	(17,490,429)	(5,322,155)

Other income (expenses):
Interest expense	(2,954)	(2,302,174)	(8,098)	(4,635,013)
Other income	898	-	1,601	-
Change in fair value of liability		-	532,353	-
Total other income (expenses)	(2,056)	(2,302,174)	525,856	(4,635,013)

Net loss	$(9,278,944)	$(4,695,878)	$(16,964,573)	$(9,957,168)

Other comprehensive loss:
Foreign currency translation adjustment	21,840	(163,719)	(112,957)	(6,225)
Total comprehensive loss	$(9,257,104)	$(4,859,597)	$(17,077,530)	$(9,963,393)

Net loss	$(9,278,944)	$(4,695,878)	$(16,964,573)	$(9,957,168)
Deemed dividend on preferred stock issuances	-	-	(4,507,125)	-
Deemed dividend on preferred stock exchanges	(3,424,205)	-	(21,008,253)	-
Preferred stock dividends	(26,661)	-	(231,043)	-
Net loss applicable to common shareholders	$(12,729,810)	$(4,695,878)	$(42,710,994)	$(9,957,168)

Basic and diluted weighted average shares outstanding	78,124,399	28,016,478	66,799,183	27,479,140

Loss per share - basic and diluted	$(0.16)	$(0.17)	$(0.64)	$(0.36)

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, April 1, 2020	27,157,651	$2,716	$72,103,490	$(67,956,022)	$(1,109,061)	$3,041,123
Common stock issued to Lincoln Park for Equity Purchase agreement	1,345,199	134	844,214	-	-	844,348
Stock-based compensation	-	-	176,676	-	-	176,676
Foreign currency translation adjustment	-	-	-	-	(163,719)	(163,719)
Net loss	-	-	-	(4,695,878)	-	(4,695,878)
Balance, June 30, 2020	28,502,850	$2,850	$73,124,380	$(72,651,900)	$(1,272,780)	$(797,450)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2020	26,800,519	$2,680	$68,575,851	$(62,694,732)	$(1,266,555)	$4,617,244
Common stock issued to settle accounts payable	105,937	11	131,126	-	-	131,137
Common stock issued to consultants	101,195	10	87,095	-	-	87,105
Common stock issued to Lincoln Park for Equity Purchase agreement	1,495,199	149	988,199	-	-	988,348
Warrants issued in association with convertible debt issuances	-	-	1,252,558	-	-	1,252,558
Beneficial conversion feature on convertible debt issuances	-	-	1,838,422	-	-	1,838,422
Stock-based compensation	-	-	251,129	-	-	251,129
Foreign currency translation adjustment	-	-	-	-	(6,225)	(6,225)
Net loss	-	-	-	(9,957,168)	-	(9,957,168)
Balance, June 30, 2020	28,502,850	$2,850	$73,124,380	$(72,651,900)	$(1,272,780)	$(797,450)

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, April 1, 2021	-	$-	1,209	$-	74,926,902	$7,493	$118,693,364	$(103,051,827)	$(1,247,343)	$14,401,687
Issuance of Series C preferred stock upon exchange of Series B preferred stock	5,639	-	(533)	-	-	-	(422)	-	-	(422)
Warrants issued in connection with exchange of Series B preferred stock	-	-	-	-	-	-	3,424,626	-	-	3,424,626
Deemed dividend related to exchange of Series B preferred stock	-	-	-	-	-	-	3,424,205)	-	-	(3,424,205)
Dividends on preferred stock	-	-	-	-	-	-	(26,661)	-	-	(26,661)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(5,639)	-	-	-	5,639,153	564	(564)	-	-	-
Issuance of common stock at-the-market for cash, net of offering costs	-	-	-	-	1,495,645	150	1,174,198	-	-	1,174,348
Common stock issued upon exercise of warrants	-	-	-	-	328,375	33	282,755	-	-	282,788
Common stock and warrants issued to consultants	-	-	-	-	195,000	20	147,791	-	-	147,811
Settlement with former placement agent	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	314,056	-	-	314,056
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	21,840	21,840
Net loss	-	-	-	-	-	-	-	(9,278,944)	-	(9,278,944)
Balance, June 30, 2021	-	$-	676	$-	82,585,075	$8,260	$120,584,938	$(112,330,771)	$(1,225,503)	$7,036,924

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2021	-	$-	2,774	$-	31,150,309	$3,115	$93,834,936	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,667	1	-	-	-	-	7,105,167	-	-	7,105,168
Issuance of Series C preferred stock for license acquired	3,290	1	-	-	-	-	2,467,648	-	-	2,467,649
Beneficial conversion feature of Series C preferred stock	-	-	-	-	-	-	4,507,125	-	-	4,507,125
Deemed dividend of Series C preferred stock	-	-	-	-	-	-	(4,507,125)	-	-	(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	19,140	1	(1,839)	-	-	-	(1,431)	-	-	(1,430)
Warrants issued in connection with exchange of Series B preferred stock	-	-	-	-	-	-	21,009,683	-	-	21,009,683
Deemed dividend related to exchange of Series B preferred stock	-	-	-	-	-	-	(21,008,253)	-	-	(21,008,253)
Common stock issued upon conversion of Series B preferred stock	-	-	(259)	-	2,582,782	258	(258)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(231,043)	-	-	(231,043)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(33,097)	(3)	-	-	31,254,595	3,126	(3,123)	-	-	-
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	-	-	-	-	5,800,000	580	9,058,710	-	-	9,059,290
Issuance of common stock at-the-market for cash, net of offering costs	-	-	-	-	1,495,645	150	1,174,198	-	-	1,174,348
Common stock issued upon exercise of warrants	-	-	-	-	9,456,443	946	4,905,684	-	-	4,906,630
Common stock and warrants issued to consultants	-	-	-	-	770,301	78	1,092,232	-	-	1,092,310
Settlement with former placement agent	-	-	-	-	75,000	7	94,492	-	-	94,499
Stock-based compensation	-	-	-	-	-	-	1,086,296	-	-	1,086,296
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(112,957)	(112,957)
Net loss	-	-	-	-	-	-	-	(16,964,573)	-	(16,964,573)
Balance, June 30, 2021	-	$-	676	$-	82,585,075	$8,260	$120,584,938	$(112,330,771)	$(1,225,503)	$7,036,924

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(16,964,573)	$(9,957,168)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	3,014	18,368
Amortization	263,774	263,774
Non-cash lease expense	(4,855)	(6,065)
Common stock issued to settle accounts payable	-	131,137
Change in fair value of liability	(532,353)	-
Stock-based compensation	1,086,296	230,126
Restricted stock granted to employees/directors	-	21,003
Common stock granted to consultants	1,186,809	87,105
Accreted interest on convertible debt	-	319,196
Accretion of debt discount	-	4,203,182
Changes in assets and liabilities:
Accounts receivables	-	(36,033)
Other receivables	551,489	2,548,659
Prepaid expenses	715,368	274,019
Right of use assets	(316,541)	(108,447)
Deposits	(41,676)	5,000
Accounts payable and accrued expenses	2,958,282	(571,728)
Deferred offering costs	-	(192,071)
Accrued dividends payable	-	-
Other liabilities	398,838	135,210
Net cash used in operating activities	(10,696,128)	(2,634,733)

Cash flows from investing activities:
Purchase of property and equipment	(73,928)	(2,808)
Payment made related to license agreement	(9,000,000)	-
Net cash used in investing activities	(9,073,928)	(2,808)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	-	179,418
Proceeds from issuance of preferred stock, net	7,105,168	-
Proceeds from issuance of common stock, net	10,233,638	988,348
Proceeds from exercise of warrants	4,906,630	-
Proceeds from issuance of convertible debt, net	-	3,227,002
Repayments of convertible debt	-	(450,000)
Repayments of note payable	(412,836)	(511,173)
Net cash provided by financing activities	21,832,600	3,433,595

Increase in cash	2,062,544	796,054

Effect of exchange rate changes on cash	(50,194)	13,100

Cash and cash equivalents, beginning balance	6,062,141	175,796
Cash and cash equivalents, ending balance	$8,074,491	$984,950

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$104,153
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Deemed dividend on preferred stock issuances	$(4,507,125)	$-
Deemed dividend on preferred stock exchanges	$(21,008,253)	$-
Accrued dividends on preferred stock	$(231,043)	$-
Issuance of preferred stock to settle liability related to license agreement	$2,467,649	$-

See accompanying notes to consolidated financial statements

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

Our lead drug candidate is MS1819, a recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis, currently in two Phase 2 clinical trials for CF. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in May 2021, we announced positive interim results from the first 18 patients in our Phase 2 Combination trial in Europe.

In 2021, we are launching two new clinical programs using proprietary formulations of niclosamide, a small molecule with anthelminthic, anti-viral and anti-inflammatory properties. The first FW-1022, is for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) gastrointestinal infections. In April 2021, we launched the Phase 2 RESERVOIR COVID-19 GI clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide. The second, FW-420, is for Grade 1 and Grade 2 Immune Checkpoint Inhibitor-Associated Colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients. We are preparing to initiate our Phase 1b/2a PASSPORT ICI-AC trial using both an oral immediate-release tablet and a topical rectal enema foam formulations of niclosamide in the second half of 2021.

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. As of June 30, 2021, the Company had approximately $8.1 million in cash and cash equivalents. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of approximately $112.3 million as of June 30, 2021.

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

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On June 30, 2021, we had cash and cash equivalents of approximately $8.1 million, and an accumulated deficit of approximately $112.3 million. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid on June 30, 2021, and December 31, 2020, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. On June 30, 2021, and December 31, 2020, the Company had approximately $3.8 million and $2.7 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

The Company also has exposure to foreign currency risk as its subsidiary in France has a functional currency in Euros.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

Foreign Currency Translation

The Company’s foreign subsidiary has operations denominated in a foreign currency, and assets and liabilities are translated to U.S. dollars, which is the functional currency, at period end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the periods presented. Gains and losses from translation adjustments are accumulated in a separate component of stockholders’ equity.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through June 30, 2021.

Intangible assets subject to amortization consist of in process research and development, license agreements, and patents reported at the fair value at date of the acquisition less accumulated amortization. Amortization expense is provided using the straight-line method over the estimated useful lives of the assets as follows:

Patents                                                            7.2 years

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2021.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. On June 30, 2021, and December 31, 2020, the Company does not have any significant uncertain tax positions. All tax years are still open for audit.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 15 for additional information.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, expenses with clinical research organizations (CROs), investigative sites, consultants and contractors that conduct or provide other services relating to clinical trials, costs to acquire drug product, drug supply and clinical trial materials from contract development and manufacturing organization (CDMOs) and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s licenses, amortization of intangible assets related to the acquisition of MS1819 and research and development costs related to niclosamide.

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

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

Recent Accounting Pronouncements

In August 2020, the FASB issued accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. As a smaller reporting company, as defined by the U.S. Securities and Exchange Commission (the “SEC”), this pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. The Company is currently evaluating the impact of this ASU on the financial statements.

Note 3 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2021:
Cash and cash equivalents	$8,074,491	$4,072,706	$4,001,785	$-	$8,074,491
Other receivables	$-	$-	$-	$-	$-
Note payable	$139,569	$-	$-	$139,569	$139,569

December 31, 2020:
Cash and cash equivalents	$6,062,141	$3,000,184	$3,061,957	$-	$6,062,141
Other receivables	$551,489	$-	$-	$551,489	$551,489
Note payable	$552,405	$-	$-	$552,405	$552,405

On June 30, 2021, and December 31, 2020, cash and cash equivalents included approximately $4.1 million, and $3.0 million, respectively, held in high-quality money market funds quoted in an active market and included in level 1 in the table above.

The fair value of other receivables approximates carrying value as these consist primarily of French research and development tax credits that are normally received the following year.

The fair value of the note payable in connection with the financing of directors and officer’s liability insurance approximates carrying value due to the terms of such instruments and applicable interest rates.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

Note 4 - Other Receivables

Other receivables consisted of the following:

	June 30,	December 31,
	2021	2020

Research and development tax credits	$-	$493,906
Other	-	57,583
Total other receivables	$-	$551,489

On December 31, 2020, research and development tax credits were comprised of the 2020 refundable tax credits (CIR) for research conducted in France and Europe.

In April 2021, the Company received payment for the 2020 refundable tax credits for research conducted in France of approximately $550,000.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	June 30,	December 31,
	2021	2020

Laboratory equipment	$-	$2,410
Computer equipment and software	48,275	19,676
Office equipment	42,193	5,483
Leasehold improvements	-	29,163
Total property, plant, and equipment	90,468	56,732
Less accumulated depreciation	(1,225)	(38,403)
Property, plant and equipment, net	$89,243	$18,329

Depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $2,000 and $9,000, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was approximately $3,000 and $18,000, respectively.

For the six months ended June 30, 2021, approximately $2,000 of depreciation was included in research and development expense and approximately $1,000 of depreciation was included in general and administrative expense.

During the six months ended June 30, 2021, approximately $29,000 of leaseholds improvements were written off in connection with closing the Company’s laboratory in France.

For the three months ended June 30, 2020, approximately $5,000 of depreciation was included in research and development expense and approximately $4,000 of depreciation is included in general and administrative expense.

For the six months ended June 30, 2020, $9,000of depreciation is included in research and development expense and $9,000 of depreciation is included in general and administrative expense.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into in March 2019 (see Note 14), in which the Company purchased all remaining rights, title and interest in and to MS1819 from Mayoly, the Company recorded Patents in the amount of approximately $3.8 million as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at December 31, 2019	449,280
Due to Mayoly at December 31, 2020	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
$3,802,745

Intangible assets are as follows:

	June 30,	December 31,
	2021	2020
Patents	$3,802,745	$3,802,745
Less accumulated amortization	(1,186,983)	(923,209)
Patents, net	$2,615,762	$2,879,536

Amortization expense was approximately $132,000 and $132,000 for the three months ended June 31, 2021, and 2020, respectively.

Amortization expense was approximately $264,000 and $264,000 for the six months ended June 31, 2021, and 2020, respectively.

As of June 30, 2021, amortization expense related to patents is expected to be as follows for the next five years (2021 through 2026):

2021 (balance of year)	$263,774
2022	527,548
2023	527,548
2024	527,548
2025	527,548
2026	241,796
Total	$2,615,762

Goodwill is as follows:

Goodwill
Balance on January 1, 2020	1,886,686
Foreign currency translation	167,362
Balance on December 31, 2020	2,054,048
Foreign currency translation	(62,761)
Balance on June 30, 2021	1,991,287

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Trade payables	$4,449,910	$1,558,591
Accrued expenses	193,975	127,012
Total accounts payable and accrued expenses	$4,643,885	$1,685,603

Note 8 - Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2020, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $620,000 that bears interest at an annual rate of 4.250%. Monthly payments, including principal and interest, of approximately $70,000 per month. The balance due under this financing agreement was approximately $140,000 and $552,000 on June 30, 2021 and December 31, 2020, respectively.

On December 5, 2019, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $500,000 that bears interest at an annual rate of 5.461%. Monthly payments, including principal and interest, were approximately $57,000 per month. The balance due under this financing agreement was approximately $113,000 on June 30, 2020.

Note 9 – Convertible Debt

The ADEC Note Offering

On February 14, 2019, the Company entered into a note purchase agreement with ADEC Private Equity Investments, LLC (“ADEC”), pursuant to which the Company issued to ADEC two Senior Convertible Notes (each an “ADEC Note,” and together, the “ADEC Notes”), in the principal amount of $1.0 million per ADEC Note, resulting in gross proceeds to the Company of $2.0 million (the “ADEC Note Offering”).

In December 2019, the Company repaid $1,550,000 principal amount of the ADEC Notes and in January 2020, the Company repaid the remaining principal balance of $450,000 plus outstanding accrued interest of approximately $104,000 on the ADEC Notes to ADEC Private Equity Investments, LLC.

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

As additional consideration for the execution of the Promissory NPA, each Note Investor also received Note Warrants to purchase that number of shares of Common Stock equal to one-half (50%) of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes (the “Note Warrant Shares”). The Note Warrants have an exercise price of $1.07 per share and expire five years from the date of issuance. In July 2020, the Company filed a registration statement covering the Note Warrant Shares in connection with the Series B Private Placement and the Exchange described in Note 11, which was declared effective in September 2020.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

In connection with the three closings in January 2020 of the Promissory Note Offering, the Company paid aggregate placement agent fees of approximately $277,000, which fees were based on (i) 9% of the aggregate principal amount of the Promissory Notes issued to the Note Investors introduced by the placement agent, and (ii) a non-accountable expense allowance of 1% of the gross proceeds from the Promissory Note Offering. In addition, the placement agent was issued warrants (the “Placement Agent Warrants”), to purchase an aggregate of 199,732 shares of Common Stock representing 7% of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes issued to the Note Investors. The Placement Agent Warrants expire five years from the date of issuance. 41,495 of these Placement Agent Warrants have an exercise price of $1.21 per share and 158,237 of these Placement Agent Warrants have an exercise price of $1.42 per share.

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

During the three months ended June 30, 2020, the Company recognized approximately $2.3 million of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of approximately $0.7 million, amortization of the beneficial conversion feature of approximately $1.1 million, amortization of debt discount related to debt issuance costs of approximately $0.3 million, and accrued interest expense of approximately $0.2 million.

During the six months ended June 30, 2020, the Company recognized approximately $4.5 million of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of approximately $1.3 million, amortization of the beneficial conversion feature of approximately $2.2 million, amortization of debt discount related to debt issuance costs of approximately $0.7 million and accrued interest expense of approximately $0.3 million.

AZURRX BIOPHARMA, INC.

 Notes to Unaudited Consolidated Financial Statements

Note 10 – Other Liabilities

Other liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Current
Lease liabilities	$118,486	$57,417
Other liabilities	71,139	-
	$189,625	$57,417
Long-term
Lease liabilities	$285,753	$19,123
	$285,753	$19,123

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

Common Stock

The Company had 82,585,075 and 31,150,309 shares of its Common Stock issued and outstanding on June 30, 2021, and December 31, 2020, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. The Company’s Charter and Amended and Restated Bylaws (the “Bylaws”) do not provide for cumulative voting rights.

In addition, the holders of Common Stock will be entitled to receive ratably such dividends, if any, as may be declared by the Board out of legally available funds; however, the current policy of the Board is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of Common Stock will be entitled to share ratably in all assets that are legally available for distribution.

Holders of Common Stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences, and privileges of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate and issue in the future.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

On July 16, 2020, we authorized 5,194.805195 shares as Series B Preferred Stock. Shares of Series B Preferred Stock that are converted into shares of Common Stock shall be retired and may not be reissued as Series B Preferred Stock but may be reissued as all or part of another series of Preferred Stock. On June 30, 2021, 676.05 shares of Series B Preferred Stock were issued and outstanding, with approximately 2,168.14 shares of Series B Preferred Stock remaining authorized but unissued.

On January 5, 2021, we authorized 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. On June 30, 2021, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,902.90 shares of Series C Preferred Stock remaining authorized but unissued.

On June 30, 2021, the Company had approximately 676.05 shares of preferred stock issued and outstanding with approximately 9,919,805.19 shares of preferred stock remaining authorized but unissued.

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

Dividends

Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. On June 30, 2021, aggregate dividends payable amounted to approximately $231,000.

Liquidation Preference; Liquidation Rights

Under the Certificate of Designations, each share of Series B Preferred Stock carries a liquidation preference equal to the Series B Stated Value (as adjusted thereunder) plus accrued and unpaid dividends thereon (the “Liquidation Preference”).

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Common Stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. On June 30, 2021, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $5.4 million.

Conversion

Each share of Series B Preferred Stock will be convertible at the holder’s option at any time, into Common Stock at a conversion rate equal to the quotient of (i) the Series B Stated Value divided by (ii) the initial conversion price of $0.77, subject to specified adjustments for stock splits, cash or stock dividends, reorganizations, reclassifications other similar events as set forth in the Series B Certificate of Designations. In addition, at any time after the six month anniversary of the Series B Closing Date, if the closing sale price per share of Common Stock exceeds 250% of the initial conversion price, or $1.925, for 20 consecutive trading days, then all of the outstanding shares of Series B Preferred Stock will automatically convert (the “Automatic Conversion”) into such number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be so converted, plus the amount of any accrued and unpaid dividends thereon, by the Series B Stated Value per share and dividing the result by the then applicable conversion price. The Series B Preferred Stock contains limitations that prevent the holder thereof from acquiring shares of Common Stock upon conversion (including pursuant to the Automatic Conversion) that would result in the number of shares beneficially owned by such holder and its affiliates exceeding9.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election not to exceed 19.99%.

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

As of June 30, 2021, holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Series B Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 19,140,240 shares of Common Stock (which conversion the Company elected to make in full), and additional January 2021 Investor Warrants exercisable for up to an aggregate of 19,140,140 shares of Common Stock.

As a result, as of June 30, 2021, any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right in connection with up to 676.05 shares of Series B Preferred Stock plus accrued dividends of approximately $231,000 may require the Company to issue up to 7,248.85 additional shares of Series C Preferred Stock that are currently convertible up to7,248,846 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 7,248,846 shares of Common Stock, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into the January 2021 Offerings. Any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right into the January 2021 Offerings would, upon issuance, be immediately converted into underlying shares of Common Stock.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

2014 Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. Upon adoption of the 2020 Plan on September 11, 2020, the Company ceased making grants under the 2014 Plan.

The Company issued an aggregate of 795,006 stock options, during the six months ended June 30, 2020, under the 2014 Plan (see Note 13).

As of June 30, 2021, there were 2,720,500 shares issued and outstanding under the 2014 Plan and 387,000 shares are reserved subject to issuance of restricted stock and restricted stock unit awards (“RSUs”).

2020 Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which took effect on September 11, 2020. The initial number of shares of Common Stock available for issuance under the 2020 Plan is 10,000,000 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10%) of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) is 15,000,000 under the 2020 Plan.

The Company issued an aggregate of 1,564,691 stock options during the six months ended June 30, 2021, under the 2020 Plan (see Note 13).

As of June 30, 2021, 10,000,000 total shares were available under the 2020 Plan, of which 1,574,691 were issued and outstanding and 8,425,309 shares were available for potential issuances.

Equity Line with Lincoln Park

In November 2019, the Company entered into a purchase agreement (the “Equity Line Agreement”), together with a registration rights agreement (the “Lincoln Park Registration Rights Agreement”), with Lincoln Park. Under the terms of the Equity Line Agreement, Lincoln Park has committed to purchase up to $15,000,000 of Common Stock (the “Equity Line”). Upon execution of the Equity Line Agreement, the Company issued Lincoln Park 487,168 shares of Common Stock (the “Commitment Shares”) as a fee for its commitment to purchase shares of Common Stock under the Equity Line Agreement, which had a grant date fair value of approximately $297,000 and had no effect on expenses or stockholders’ equity.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

The remaining shares of Common Stock that may be issued under the Equity Line Agreement may be sold by the Company to Lincoln Park at the Company’s discretion from time-to-time over a 30-month period commencing after the satisfaction of certain conditions set forth in the Equity Line Agreement, subject to the continued effectiveness of a registration statement covering such shares of Common Stock sold to Lincoln Park by the Company. The registration statement was filed with the SEC on December 31, 2019 and was declared effective on January 14, 2020.

There is approximately $14.0 million of availability left for issuance pursuant to the Equity Line Agreement. The Company issued an aggregate of 0, and 1,495,199shares of Common Stock, during the six months ended June 30, 2021 and 2020, respectively, in connection with the Equity Line Agreement, resulting in net proceeds to the Company of approximately $0, and $988,000, respectively.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 26, 2021, the Company was authorized to offer and sell up to $50 million of its Common Stock pursuant to the ATM Agreement. During the three months ended June 30, 2021, the Company issued and sold 1,495,645 shares of its common stock under the ATM Agreement for which the Company received gross proceeds of approximately $1.3 million, less issuance costs incurred of approximately $46,000.

Common Stock Issuances

2021 Issuances

During the three months ended June 30, 2021, the Company issued an aggregate of 195,000 shares of its Common Stock to consultants with a grant date fair value of approximately $147,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended June 30, 2021, the Company issued an aggregate of 5,639,153 shares of Common Stock upon the conversion of an aggregate of 5,639.15 shares of Series C Preferred Stock with a stated value of approximately $4.1 million plus accrued dividends of approximately $122,000.

During the three months ended June 30, 2021, the Company issued an aggregate of 328,375 shares of Common Stock upon the exercise of an aggregate of 328,375 investor warrants (See Note 12).

During the six months ended June 30, 2021, the Company issued an aggregate of 770,301 shares of its Common Stock to consultants with a grant date fair value of approximately $1.1 million for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the six months ended June 30, 2021, the Company issued an aggregate 75,000 shares of its Common Stock with a grant date fair value of approximately $94,000 in connection with the settlement with the Company’s former investment bank, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the six months ended June 30, 2021, the Company issued an aggregate of 31,254,595 shares of Common Stock upon the conversion of an aggregate of 33,097.10 shares of Series C Preferred Stock with a stated value of approximately $24.7 million plus accrued dividends of approximately $198,000.

During the six months ended June 30, 2021, the Company issued an aggregate of 9,456,443 shares of Common Stock upon the exercise of an aggregate of 9,526,209 investor warrants, including an aggregate of 3,991,882 pre-funded warrants (See Note 12).

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

During the six months ended June 30, 2021, the Company issued an aggregate of 2,582,782 shares of Common Stock upon the conversion of an aggregate of 258.08 shares of Series B Preferred Stock with a stated value of approximately $2.0 million plus accrued dividends of approximately $3,000.

During the six months ended June 30, 2021, the Company issued an aggregate of 5,800,000 shares of Common Stock in connection with the March 2021 Offering as detailed below.

2020 Issuances

During the three months ended June 30, 2020, the Company did not issue any shares of its Common Stock to consultants or outside Board members.

During the six months ended June 30, 2020, the Company issued an aggregate of 101,195 shares of its Common Stock to consultants with a total grant date fair value of approximately $87,000 for services provided, that was recorded was recorded as stock-based compensation, included as part of general and administrative expense.

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

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards refer to an award under the 2014 Plan or 2020 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

During the three and six months ended June 30, 2021, there was no vesting of restricted shares of Common Stock or RSUs.

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

As of June 30, 2021, the Company had unrecognized restricted common stock expense of approximately $394,000. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of MS1819 and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable on June 30, 2021.

As of June 30, 2020, the Company had unrecognized restricted common stock expense of approximately $400,000. Approximately $6,000 of this unrecognized expense will be recognized over the average remaining vesting term of 0.15 years. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of MS1819 and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable at June 30, 2020.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

January 2021 Offerings

On December 31, 2020, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.333 shares of Series C Preferred Stock, at a price of $750.00 per share, initially convertible into an aggregate of 5,333,334 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $0.75 per share (the “January 2021 Registered Direct Offering”).

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

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

On January 6, 2021, the January 2021 Offerings closed, and the Company received aggregate gross proceeds of approximately $8.0 million, excluding the net proceeds. The net proceeds to the Company from the January 2021 Offerings, after deducting the placement agent’s fees and expenses, was approximately $7.1 million. The Company used the net proceeds to fund the payment of cash consideration to First Wave under the First Wave License Agreement, and for other general corporate purposes.

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

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

During the three months ended June 30, 2021, holders of approximately 533.47 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $4.2 million had elected to exercise their Series B Exchange Rights into 5,639.15 shares of Series C Preferred Stock, convertible into an aggregate of 5,639,153 shares of Common Stock and additional January 2021 Investor Warrants exercisable for up to an aggregate of 5,639,153 shares of Common Stock. Immediately upon issuance of the Series C Preferred Stock pursuant to the Series B Exchange Right, all shares of Series C Preferred Stock were converted into 5,639,153 shares of Common Stock.

During the six months ended June 30, 2021, holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had elected to exercise their Series B Exchange Rights into 19,140.14 shares of Series C Preferred Stock, convertible into an aggregate of 19,140,240 shares of Common Stock and additional January 2021 Investor Warrants exercisable for up to an aggregate of 19,140,240 shares of Common Stock. Immediately upon issuance of the Series C Preferred Stock pursuant to the Series B Exchange Right prior to February 24, 2021, an aggregate of 13,166.62 shares of Series C Preferred Stock were converted into 13,166,624 shares of Common Stock, at an effective conversion price of $0.77 per share, and an aggregate of 334.46 shares of Series C Preferred Stock, convertible into 334,463 shares of Common Stock, remained unconverted pending stockholder approval. Upon receiving the 2021 Stockholder Approval on February 24, 2021, the Company elected to convert all 334.46 remaining shares of Series C Preferred Stock issued pursuant to the Series B Exchange Right, plus accrued dividends thereon of approximately $2,000 into 336,994 shares of Common Stock.

As a result, as of June 30, 2021, the Company may be required to issue up to 7,248.85 additional shares of Series C Preferred Stock that are currently convertible up to 7,248,846 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 7,248,846 shares of Common Stock, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into the January 2021 Offerings. Any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right would, upon issuance, be immediately converted into underlying shares of Common Stock.

Accounting for the Series B Exchanges into the January 2021 Offerings

During the three months ended June 30, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 5,639.15 shares of Series C Preferred Stock and warrants to purchase an aggregate of 5,639,153 shares of Common Stock in connection with the exchange of approximately 533.47 shares of Series B Preferred Stock. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges result in a substantive change and should be accounted for as an extinguishment. As such, for the three months ended June 30, 2021, the Company recognized an aggregate deemed dividend of approximately $3.4 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

During the six months ended June 30, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 19,140.14 shares of Series C Preferred Stock and warrants to purchase an aggregate of 19,140,140 shares of Common Stock in connection with the exchange of approximately 1,839.76 shares of Series B Preferred Stock. The exercise of all of these warrants and the conversion of a portion of these shares of Series C Preferred Stock were prohibited until the Company received stockholder approval on February 24, 2021. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges result in a substantive change and should be accounted for as an extinguishment. As such, for the six months ended June 30, 2021, the Company recognized an aggregate deemed dividend of approximately $21.0 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

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

The Company paid the placement agent a cash fee equal to 8.0% of the aggregate gross proceeds received by the Company, or approximately $800,000. The Company also agreed to issue the placement agent or its designees warrants (the “March 2021 Placement Agent Warrants”) exercisable for up to 550,099 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $1.2725. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $1.5906 per share, or 125% of the effective purchase price per share of Common Stock issued. The Company also reimbursed the placement agent $35,000 for non-accountable expenses, $50,000 for legal fees and expenses and other out-of-pocket expenses and approximately $16,000 for clearing fees.

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

Note 12 - Warrants

During the three months ended June 30, 2021, the Company issued January 2021 Investor Warrants to purchase an aggregate of 5,639,153 shares of Common Stock to holders of Series B Preferred Stock elected to exercise their Series B Exchange Rights into Series C Preferred Stock and related warrants, as referenced in Note 11. These January 2021 Investor Warrants were issued between April 1, 2021 and June 9, 2021, are exercisable at $0.80 per share and expire on July 6, 2026. The total grant date fair value of these warrants was determined to be approximately $3.4 million, as calculated using the Black-Scholes model, and were recorded as a deemed dividend and recognized on the exchange date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

During the six months ended June 30, 2021, in connection with the January 2021 Offerings, the Company issued January 2021 Investor Warrants to the investor to purchase an aggregate of 10,666,668 shares of Common Stock, as referenced in Note 11. These January 2021 Investor Warrants were issued on January 6, 2021, are exercisable at $0.80 per share and expire on July 6, 2026. The exercise of the January 2021 Investor Warrants was prohibited until the Company received stockholder approval on February 24, 2021. The total grant date fair value of these warrants was determined to be approximately $6.0 million, as calculated using the Black-Scholes model, and were recorded as additional paid in capital based on their relative fair value of approximately $3.4 million (See Note 11).

During the six months ended June 30, 2021, in connection with the conversion of the Series C Preferred Stock issued in the January 2021 Offerings, the Company issued pre-funded warrants to the investor to purchase an aggregate of 1,933,334 shares of Common Stock as referenced in Note 11. These pre-funded warrants were issued on January 6, 2021, are exercisable at $0.001 per share and do not expire. The total grant date fair value of these pre-funded was determined to be approximately $1.6 million and was recorded as additional paid in capital (See Note 11).

During the six months ended June 30, 2021, in connection with the January 2021 Offerings, the Company issued January 2021 Placement Agent Warrants to the placement agent and/or their designees to purchase an aggregate of 746,667 shares of Common Stock, as referenced in Note 11. These January 2021 Placement Agent Warrants were issued on January 6, 2021, are exercisable at $0.9375 per share and expire on July 6, 2026. The total grant date fair value of these warrants was determined to be approximately $392,000, as calculated using the Black-Scholes model, and had no effect on shareholders’ equity (See Note 11).

During the six months ended June 30, 2021, the Company issued January 2021 Investor Warrants to purchase an aggregate of 19,140,240 shares of Common Stock to holders of Series B Preferred Stock elected to exercise their Series B Exchange Rights into Series C Preferred Stock and related warrants, as referenced in Note 11. These January 2021 Investor Warrants were issued between January 13, 2021 and June 9, 2021, are exercisable at $0.80 per share and expire on July 6, 2026. The exercise of 13,501,087 of these warrants was prohibited until the Company received stockholder approval on February 24, 2021. The total grant date fair value of these warrants was determined to be approximately $21.0 million, as calculated using the Black-Scholes model, and were recorded as a deemed dividend and recognized on the exchange date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

During the six months ended June 30, 2021, in connection with the March 2021 Offering, the Company issued March 2021 Warrants to the investor to purchase an aggregate of3,929,274 shares of Common Stock, as referenced in Note 11. These March 2021 Warrants were issued on March 10, 2021, are exercisable at $1.21 per share and expire five years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $3.5 million, as calculated using the Black-Scholes model, and were recorded as additional paid in capital (See Note 11).

During the six months ended June 30, 2021, in connection with March 2021 Offering, the Company issued pre-funded warrants to the investor to purchase an aggregate of 2,058,548 shares of Common Stock, as referenced in Note 11. These pre-funded warrants were issued on March 10, 2021, are exercisable at $0.01 per share and do not expire. The total grant date fair value of these pre-funded was determined to be approximately $2.6 million and was recorded as additional paid in capital (See Note 11).

During the six months ended June 30, 2021, in connection with the March 2021 Offering, the Company issued March 2021 Placement Agent Warrants to the placement agent and/or their designees to purchase an aggregate of 550,099 shares of Common Stock, as referenced in Note 11. These March 2021 Placement Agent Warrants were issued on March 10, 2021, are exercisable at $1.5906 per share and expire five years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $453,000, as calculated using the Black-Scholes model, and had no effect on shareholders’ equity (See Note 11).

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

During the six months ended June 30, 2021, the Company issued warrants to a consultant to purchase an aggregate of 200,000 shares of Common Stock that are subject to service-based milestone vesting conditions for investor relations services. These warrants were issued on February 8, 2021, are exercisable at $1.69 per share and expire four years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $214,000, as calculated using the Black-Scholes model. For the three months ended June 30, 2021, warrants to purchase a total of 150,000 shares of Common Stock vested, with a grant date fair value of approximately $161,000, which was recorded as stock-based compensation and was included as part of general and administrative expense. For the six months ended June 30, 2021, warrants to purchase a total of 200,000 shares of Common Stock vested, with a grant date fair value of approximately $214,000, which was recorded as stock-based compensation and was included as part of general and administrative expense.

During the three months ended June 30, 2021, warrants to purchase an aggregate of 328,375 shares of Common Stock were exercised for cash proceeds of approximately $264,000.

During the six months ended June 30, 2021, warrants to purchase an aggregate of 9,526,209 shares of Common Stock, including the pre-funded warrants issued in January 2021 and March 2021, were exercised for 9,456,443 shares of Common Stock resulting in cash proceeds of approximately $4.9 million.

During the six months ended June 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued Note Warrants to investors to purchase an aggregate of 1,813,257 shares of Common Stock with the issuance of the Promissory Notes as referenced in Note 9. These Note Warrants were issued between January 2, 2020 and January 9, 2020, and became exercisable commencing six (6) months following the issuance date at $1.07per share and expire five years from issuance. The total grant date fair value of these warrants was determined to be approximately $1.6 million, as calculated using the Black-Scholes model, and were recorded as a debt discount based on their relative fair value.

During the six months ended June 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued placement agent warrants to purchase an aggregate of 199,732 shares of Common Stock. These placement agent warrants were issued between January 2, 2020 and January 9, 2020, vested immediately, and expire five years from issuance. 41,495 of these Placement Agent Warrants are exercisable at $1.21 per share and 158,237 are exercisable at $1.42 per share. The total grant date fair value of these placement agent warrants was determined to be approximately $174,000, as calculated using the Black-Scholes model, and was charged to debt discount that will be amortized over the life of the debt.

Warrant transactions for the six months ended June 30, 2021 and 2020 were as follows:

		Exercise	Weighted
		Price Per	Average
	Warrants	Share	Price

Warrants outstanding and exercisable on January 1, 2020	5,378,288	$1.07- 7.37	$2.53
Granted during the period	2,012,989	1.07- 1.42	$1.10
Expired during the period	(30,096)	4.76 - 7.37	$4.92
Exercised during the period	-	-	-
Warrants outstanding and exercisable on June 30, 2020	7,361,181	$1.07- 7.37	$2.13

Warrants outstanding and exercisable on January 1, 2021	25,179,192	$0.85- 7.37	$1.22
Granted during the period	39,224,830	$0.001-1.69	$0.78
Expired during the period	(321,193)	-	-
Exercised during the period	(9,526,209)	-	-
Warrants outstanding and exercisable on June 30, 2021	54,556,620	$0.80– 6.60	$1.02

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

Warrants exercisable on June 30, 2021, were as follows:

	Exercise Price	Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
	$0.00 - 0.99	44,098,268	4.64
	$1.00 - 1.99	8,407,884	3.88
	$2.00 - 2.99	320,063	2.07
	$3.00 - 3.99	611,683	0.86
	$4.00 - 4.99	164,256	0.78
	$5.00 - 5.99	766,716	0.70
	$6.00 - 6.99	187,750	0.26
Totals		54,556,620	4.38	$1.02

The weighted average fair value of warrants granted during the six months ended June 30, 2021, and 2020, was $0.90 and $1.10 per share, respectively. The grant date fair values were calculated using the Black-Scholes model with the following weighted average assumptions:

June 30,
2021
Expected life (in years)	4.38
Volatility	83.8- 90.8%
Risk-free interest rate	0.36- 0.90%
Dividend yield	-%

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

On June 30, 2021, the Board rescinded and cancelled certain stock option awards previously made under the 2014 Plan (the “Prior Awards”) to James Sapirstein, the Company’s President, Chief Executive Officer and Chairman of the Board, and Daniel Schneiderman, the Company’s Chief Financial Officer, and issued new stock options awards (the “New Awards”) under the 2020 Plan in an equivalent amount and with equivalent exercise price, vesting and expiration terms to the Prior Awards. This action was approved by the Board following the recommendation of a special committee of the Board upon review of certain matters raised in a stockholder litigation demand letter received by the Company on or about July 27, 2020, as previously disclosed in the Company’s definitive proxy statement, dated August 11, 2020, in connection with stockholder approval of the 2020 Plan.

The terms of the New Awards to Mr. Sapirstein (the “New Sapirstein Awards”) covering 900,000 shares of the Common Stock at an exercise price of $0.85 per share comprised of (i) stock options to purchase 300,000 shares of Common Stock that vest over a term of 18 months in 18 equal monthly installments starting with the first monthly installment on February 16, 2022, (ii) stock options to purchase 200,000 shares of Common Stock that vested immediately upon the grant of such stock options, and (iii) stock options to purchase 400,000 shares of Common Stock subject to milestone-based vesting based upon the achievement of certain strategic milestones specified by the Board. The Company determined the cancellation and reissue of the New Sapirstein Awards did not result in modification accounting under ASC 718 as there was no change between the fair value of the original stock options immediately prior to the modification and the grant date fair value of the replacement stock options and no change to vesting conditions.. The Company will recognize a total of approximately $492,000, representing the original unexpensed amount over the remaining requisite service periods of the New Sapirstein Awards.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

The terms of the New Awards to Mr. Schneiderman (the “New Schneiderman Awards”) covering an aggregate of 285,006 shares of Common Stock at an exercise price of $0.85 per share comprised of (i) stock options to purchase 250,000 shares of Common Stock, of which stock options to purchase 79,860 shares of Common Stock vested immediately upon the grant of such stock options and the remaining stock options to purchase 170,140 shares of Common Stock will vest over a term of 2 years and 1 month in 25 equal monthly installments, and (ii) stock options to purchase 35,006 shares of Common Stock, of which stock options to purchase 17,502 shares of Common Stock vested immediately upon the grant of such stock options and the remaining options to purchase 17,504 shares of Common Stock vest over a term of 19 months in 19 equal monthly installments. The Company determined the cancellation and reissue of the New Schneiderman Awards did not result in modification accounting under ASC 718 as there was no change between the fair value of the original stock options immediately prior to the modification and the grant date fair value of the replacement stock options and no change to vesting conditions. The Company will recognize a total of $192,000 over the remaining requisite service periods of the New Schneiderman Awards, which amounts to the unexpensed amount of the original stock option grants.

During the three months ended June 30, 2021, the Company issued stock options under the 2020 Plan to new employees to purchase an aggregate of 36,000 shares of Common Stock with a strike price of $0.78 per share and a term of ten years that vest in equal monthly installments over three years. These options had a total fair value of approximately $24,000, as calculated using the Black-Scholes model.

During the three months ended June 30, 2021, excluding the Prior Awards described above, stock options to purchase an aggregate of 19,264 shares of Common Stock under the 2014 Plan were cancelled with strike prices ranging between $0.85 and $3.60 per share.

During the six months ended June 30, 2021, the Company issued stock options under the 2020 Plan to new employees to purchase an aggregate of 379,685 shares of Common Stock with strike prices ranging from $0.78 to $1.54 per share and a term of ten years that vest in equal monthly installments over three years. These options had a total fair value of approximately $300,000, as calculated using the Black-Scholes model.

During the six months ended June 30, 2021, excluding the Prior Awards described above, stock options to purchase an aggregate of 154,778 shares of Common Stock under the 2014 Plan were cancelled with strike prices ranging between $0.85 and $3.60 per share.

During the six months ended June 30, 2021, stock options to purchase an aggregate of 416,142 shares of Common Stock, subject to service-based milestone vesting conditions, vested with a total grant date fair value of approximately 305,000 which was recorded as stock-based compensation, of which approximately $245,000 was included as part of general and administrative expense and approximately $60,000 was included as part of research and development expense.

During the six months ended June 30, 2021, stock options to purchase an aggregate of 755,000 shares of Common Stock, subject to performance-based milestone vesting conditions, vested due to the Company achieving certain clinical milestones, with a total grant date fair value of approximately $623,000 which was recorded as stock-based compensation, of which approximately $253,000 was included as part of general and administrative expense and approximately $370,000 was included as part of research and development expense. Stock options to purchase an aggregate of 437,500 shares of Common Stock, with a total grant date fair value of approximately $427,000, vested due to the Company completing enrollment of the Phase 2 OPTION 2 clinical trial. Stock options to purchase an aggregate of 210,000 shares of Common Stock, with a total grant date fair value of approximately $148,000, vested due to the Company’s public announcement of topline data for the Phase 2 OPTION 2 clinical trial. Stock options to purchase an aggregate of 7,500 shares of Common Stock, with a total grant date fair value of approximately $8,000, vested due to the Company completing enrollment of the Phase 2 Combination Trial in Europe. Stock options to purchase an aggregate of 100,000 shares of Common Stock, with a total grant date fair value of approximately $40,000, vested due to the Company determining that initiating a U.S. Phase 1 clinical trial for any product other than MS1819 became probable in connection with the initiation of the COVID-19 niclosamide trial.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 30,
2021
Contractual term (in years)	10
Volatility	83.8 - 90.6%
Risk-free interest rate	0.93 - 1.69%
Dividend yield	-%

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

During the six months ended June 30, 2021 and 2020, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Stock options outstanding on January 1, 2020	1,677,500	$2.17	5.37	$-
Granted during the period	795,006	$1.00	10.00	-
Canceled during the period	(200,000)	$2.10	3.28	-
Stock options outstanding on June 30, 2020	2,272,506	$1.86	6.52	$-
Exercisable on June 30, 2020	1,084,834	$2.59	5.6	$-

Non-vested stock options outstanding on January 1, 2020	883,500	$1.33	6.26	$-
Granted during the period	795,006	$1.03	10.00	-
Vested during the period	(365,834)	$2.59	6.88	-
Canceled during the period	(125,000)	$2.10	2.82	-
Non-vested stock options outstanding on June 30, 2020	1,187,672	$1.24	7.06	$-

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Stock options outstanding on January 1, 2021	4,070,284	$1.38	7.94	$-
Granted during the period	1,564,691	$0.88	10.00	-
Canceled during the period	(1,339,784)	$1.05	2.87	-
Stock options outstanding on June 30, 2021	4,295,191	$1.18	7.72	$79,440
Exercisable on June 30, 2021	2,413,727	$1.41	6.70	$52,120

Non-vested stock options outstanding on January 1, 2021	2,740,657	$0.99	8.42	-
Granted during the period	1,564,691	$0.88	10.00	-
Vested during the period	(1,468,504)	$-	-	-
Canceled during the period	(955,380)	$-	-	-
Non-vested stock options outstanding on June 30, 2021	1,881,464	$0.87	9.04	$-

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2021, the Company had unrecognized stock-based compensation expense of approximately $1.1 million. Approximately $0.8 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 1.93 years. Approximately $40,000 of this unrecognized expense will vest upon initiating a Phase 3 clinical trial in the U.S. for MS1819. Approximately, $140,000 of this unrecognized expense will vest upon the public release of topline data of the complete Combination Trial results. Approximately, $140,000 of this unrecognized expense will vest upon signing of a definitive term sheet with Board approval for either (i) a strategic licensing, distribution, or commercialization agreement for MS1819 with a bona fide partner, or (ii) the substantial sale of the Company or the MS1819 asset, on or before December 31, 2021. The Company will recognize the expense related to these milestones when the milestones become probable.

As of June 30, 2020, the Company had unrecognized stock-based compensation expense of approximately $0.9 million. Approximately $327,000 of this unrecognized expense will be recognized over the average remaining vesting term of the options of 9.62 years. Approximately $440,000 of this unrecognized expense will vest upon enrollment completion of the next MS1819 Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $41,000 of this unrecognized expense will vest upon enrollment completion of the ongoing Combination Trial in Europe. Approximately $20,000 of this unrecognized expense will vest upon trial completion of the next MS1819 Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $40,000 of this unrecognized expense vests upon the Company initiating a Phase III clinical trial in the U.S. for MS1819. Approximately $40,000 of this unrecognized expense vests upon initiating a U.S. Phase I clinical trial for any product other than MS1819. The Company will recognize the expense related to these milestones when the milestones become probable.

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

In consideration of the license and other rights granted by First Wave, we agreed to pay First Wave a $9.0 million upfront cash payment due within 10 days, which was paid in January 2021 and are obligated to make an additional payment of $1.25 million due on June 30, 2021. In addition, we are obligated to pay potential milestone payments to First Wave totaling up to $37.0 million for each indication, based upon the achievement of specified development and regulatory milestones. As of June 30, 2021, the Company achieved a milestone related to clinical development of niclosamide in the COVID-19 field and has expensed $1.0 million in research and development and accrued $1.0 million in accounts payable. Under the First Wave License Agreement we are obligated to pay First Wave royalties as a mid-single digit percentage of net sales of the Niclosamide Product, subject to specified reductions. We were also obligated to issue to First Wave junior convertible preferred stock, initially convertible into $3.0 million worth of Common Stock based upon the volume weighted average price of the Common Stock for the five-day period immediately preceding the date of the First Wave License Agreement, or $0.9118 per share, convertible into an aggregate of 3,290,196 shares of Common Stock. As of December 31, 2020, this was initially classified as a liability in the consolidated balance sheet because of certain NASDAQ restrictions and the requirement to obtain stockholder approval.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

Following the 2021 Stockholder Approval, the shares of Series C Preferred Stock were automatically converted into Common Stock.

The Company is solely responsible, and has agreed to use commercially reasonable efforts, for all development, regulatory and commercial activities related to the Niclosamide Products in the ICI-AC and COVID-19 fields. The Company may sublicense its rights under the First Wave License Agreement and, if it does so, will be obligated to pay milestone payments and royalties to First Wave based on the sublicensee’s development and commercialization of the licensed Niclosamide Products.

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

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

TransChem Sublicense

In August 2017, the Company entered into a sublicense agreement with TransChem, pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “TransChem Licensed Patents”) currently held by TransChem (the “TransChem Sublicense Agreement”). In March 2020, the Company provided TransChem with sixty (60) days prior written notice of its intent to terminate the TransChem Sublicense Agreement, which as of June 30, 2021 has been terminated.

Note 15 - Leases

The Company leases its offices and research facilities under operating leases which are subject to various rent provisions and escalation clauses.

Effective June 1, 2021, the Company commenced a sixty-three-month lease agreement for its corporate headquarters located in approximately 3,472 square feet of office space at 777 Yamato Road, Suite 502, Boca Raton, FL 33431.

The Company’s leases expire at various dates through 2026. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expense amounted to approximately $57,000 and $40,000, respectively, for the three months ended June 30, 2021, and 2020.

Lease expense amounted to approximately $110,000 and $77,000, respectively, for the six months ended June 30, 2021, and 2020.

The weighted-average remaining lease term and weighted-average discount rate under operating leases on June 30, 2021, are:

June 30,
2021
Lease term and discount rate
Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	6.86%

Approximately $118,000 of short-term lease liability is included in other current liabilities and approximately $286,000 of long-term lease liability is included in other liabilities (See Note 10).

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

Maturities of operating lease liabilities on June 30, 2021, were as follows:

2021	$61,642
2022	104,629
2023	83,691
2024	86,202
2025	88,788
Thereafter	60,593
Total lease payments	485,545
Less imputed interest	(81,306)
Present value of lease liabilities	$404,239

Note 16 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. On June 30, 2021, and December 31, 2020, the Company had no tax provision for either jurisdiction.

On June 30, 2021, and December 31, 2020, the Company had gross deferred tax assets of approximately $27.3 million and $26.1 million, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $27.3 million and $26.1 million, respectively, has been established on June 30, 2021, and December 31, 2020. The change in the valuation allowance in the six months ended June 30, 2021 and 2020 was approximately $(1.2) million and $(0.4) million, respectively.

On June 30, 2021, the Company has gross net operating loss (“NOL”) carryforwards for U.S. federal and state income tax purposes of approximately $65.1 million and $22.6 million, respectively. The NOL’s expire between the years 2034 and 2039. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

On June 30, 2021, and December 31, 2020, the Company had approximately $27.0 million and $23.0 million, respectively, in net operating losses which it can carryforward indefinitely to offset against future French income.

On June 30, 2021, and December 31, 2020, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

On June 30, 2021, diluted net loss per share did not include the effect of 7,060,539 shares of Common Stock issuable upon the conversion of Series B preferred stock, including accrued and unpaid dividends through June 30, 2021, 54,556,620 shares of Common Stock issuable upon the exercise of outstanding warrants, 112,000 shares of restricted stock not yet issued, 275,000 unearned shares of restricted stock and RSUs, and 4,295,191 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion. Also excluded from the diluted net loss per are the potentially dilutive effect of up to 188,307 shares of Common Stock and 7,248,846 shares of Common Stock issuable upon exercise of January 2021 Investor Warrants potentially issuable pursuant the Series B Exchange Right.

AZURRX BIOPHARMA, INC.

Notes to Unaudited Consolidated Financial Statements

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

Employer contributions under this 401(k) plan amounted to approximately $23,000 and $40,000 for the three months ended June 30, 2021 and 2020, respectively.

Employer contributions under this 401(k) plan amounted to approximately $55,000 and $62,000 for the six months ended June 30, 2021 and 2020, respectively.

Note 19 – Subsequent Events

July 2021 Offering

On July 22, 2021, the Company entered into an underwriting agreement with Wainwright pursuant to which the Company agreed to sell, in an upsized firm commitment offering, 9,090,910 shares of Common Stock to Wainwright at an offering price to the public of $0.55 per share, less underwriting discounts and commissions. On July 27, 2021, pursuant to the terms of the underwriting agreement, Wainwright exercised its 30-day over-allotment option in full to purchase an additional 1,363,636 shares of Common Stock at the same offering price to the public, less underwriting discounts and commissions. The offering closed on July 27, 2021.

The Company received net proceeds from the offering of approximately $5.1 million. The Company intends to use the net proceeds from the offering for milestone payments due under the Company’s license agreements and for other general corporate purposes.

The Company paid Wainwright an underwriting discount equal to 8.0% of the gross proceeds of the offering, and reimbursed Wainwright for a non-accountable expense allowance of $35,000, $125,000 in legal fees and $15,950 for clearing expenses. Additionally, as partial compensation for Wainwright’s services as underwriter in the offering, the Company issued to Wainwright (or its designees) warrants to purchase 731,819 shares of Common Stock equal to 7.0% of the aggregate number of shares of Common Stock sold in the offering (the “Wainwright Warrants”). The Wainwright Warrants have a term of five (5) years from the date of the offering and an exercise price of $0.6875 per share (equal to 125% of the offering price per share), subject to adjustments as provided in the terms of the Wainwright Warrants. The Wainwright Warrants provide for liquidated damages and compensation for buy-ins, if the Company fails to timely deliver the underlying Common Stock within specified timeframes from exercise. The Wainwright Warrants do not provide for any Black Scholes payout in the event of a fundamental transaction relating to the Company.

Most Favored Nations (MFN) Exchange Right

As of August 13, 2021, any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right in connection with up to 676.05 shares of Series B Preferred Stock plus accrued dividends of approximately $288,000 may require the Company to issue either: (i) up to 7,324,125 additional shares of Series C Preferred Stock that are currently convertible up to 7,324,125 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 7,324,125 shares of Common Stock, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into the January 2021 Offerings, or (ii) up to 9,987,571 additional shares of Common Stock at a price of $0.55 per share, with no warrants, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into the July 2021 Offering. Any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right into the January 2021 Offerings would, upon issuance, be immediately converted into underlying shares of Common Stock.

Appointment of New Director

On August 11, 2021, the Board approved, effective immediately, an increase in the size of the Board from six directors to seven directors and appointed Terry Coelho, age 60, to serve as a member of the Board to fill the newly-created vacancy. Ms. Coelho will hold this position until the next annual meeting of the Company’s stockholders or until her successor is elected and qualified, subject to her earlier resignation or removal. Ms. Coelho will also serve as a member of the Audit Committee and the Compensation Committee of the Board.

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

MS1819, our lead drug candidate, is a recombinant lipase for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis, currently in two Phase 2 clinical trials for CF. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in May 2021, we announced positive interim results from the first 18 patients in our Phase 2 combination trial in Europe.

In 2021, we are launching two new clinical programs using proprietary formulations of niclosamide, a small molecule with anthelminthic, anti-viral and anti-inflammatory properties. The first, FW-1022, is for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) gastrointestinal infections.  In April 2021, we launched the Phase 2 RESERVOIR COVID-19 GI clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide. The second, FW-420, is for Grade 1 and Grade 2 Immune Checkpoint Inhibitor-Associated Colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients. We are preparing to initiate our Phase 1b/2a PASSPORT ICI-AC trial using both an oral immediate-release tablet and a topical rectal enema foam formulations of niclosamide in the second half of 2021.

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

As of June 30, 2021, we had cash and cash equivalents of approximately $8.1 million, and had sustained cumulative losses attributable to common stockholders of approximately $112.3 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

Currently, we have approximately $94.3 million of securities available to be sold under the shelf registration statement filed on May 26, 2021, which was declared effective on June 2, 2021 and will expire on June 2, 2024, and approximately $48.7 million of our Common Stock available for issuance pursuant to an ATM Agreement with H.C. Wainwright & Co., LLC. We may sell the remaining shares of Common Stock that may be issued under the ATM Agreement at our discretion from time to time until June 1, 2024, subject to the continued effectiveness of a registration statement covering such shares of Common Stock sold by us.

Additionally, we have approximately $30.0 million of securities available to be sold under the shelf registration statement filed on June 5, 2019, which was declared effective on June 25, 2019 and will expire on June 25, 2022, and approximately $14.0 million of our Common Stock available for issuance pursuant to a purchase agreement with Lincoln Park Capital Fund, LLC. We may sell the remaining shares of Common Stock that may be issued under the purchase agreement at our discretion from time to time until July 2022, subject to the continued effectiveness of a registration statement covering such shares of Common Stock sold to Lincoln Park Capital Fund, LLC by us.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Consolidated Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Operating expenses:
Research and development expenses	$5,647,798	$1,089,177	$4,558,621
General and administrative expenses	3,629,090	1,304,527	2,324,563
Total operating expenses	9,276,888	2,393,704	6,883,184
Other expenses (income)	2,056	2,302,174	(2,300,118)
Net loss	$9,278,944	$4,695,878	$4,583,066

Research and Development Expense

Research and development expenses include cash and non-cash expenses primarily relating to the development of our lead drug candidate, MS1819 and our in-licensed niclosamide drug candidates.

Non-cash research and development expenses, including stock-based compensation, and depreciation and amortization totaled approximately $0.2 million for the three months ended June 30, 2021 and approximately $0.1 million recorded for the three months ended June 30, 2020. Cash research and development expenses for the three months ended June 30, 2021 totaled approximately $4.5 million, an increase of approximately $3.6 million, or 414% over the approximately $0.9 million recorded for the three months ended June 30, 2020.

The increase in total research and development expenses was primarily attributable increases of approximately $2.7 million in clinical related expenses in connection with conducting two Phase 2 clinical trials for MS1819, and one clinical trial for niclosamide during the three months ended June 30, 2021, as compared to one Phase 2 clinical trial for MS1819 during the three months ended June 30, 2020, approximately $1.0 million milestone payment pursuant to the First Wave License Agreement related to niclosamide clinical development, approximately $0.7 million in CMC related activates for MS1819, and approximately $0.1 million in personnel related expenses.

We expect cash research and development expense to increase during the remainder of this fiscal year as we initiate and conduct two clinical trials for niclosamide, additional milestone payments pursuant to the First Wave License Agreement in connection with clinical development of niclosamide, pursue additional CMC activities in connection with formulation development for MS1819, and personnel related costs in connection with new hires.

General and Administrative Expense

General and administrative expenses include cash and non-cash expenses primarily relating to our overall operations and being a public company, including personnel, legal and financial professional services, insurance, corporate communication and investor relations, listing and compliance related costs, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

Non-cash general and administrative expenses, including stock-based compensation, stock expense and depreciation and amortization totaled approximately $0.5 million for the three months ended June 30, 2021, and approximately $0.2 million recorded for the three months ended June 30, 2020. Cash general and administrative expenses for the three months ended June 30, 2021 totaled approximately $3.2 million, an increase of approximately $2.0 million, or 183% over the approximately $1.1 million recorded for the three months ended June 30, 2020.

The increase in total general and administrative was due primarily to increases of approximately $1.4 million in public company costs, including investor relations, corporate communications in connection with market awareness campaigns and compliance related fees, approximately $0.4 million of legal expenses primarily related to increased financing activity and corporate governance, approximately, approximately $0.1 million in personnel costs, approximately $0.1 million in director fees, and approximately $0.1 million in insurance costs, offset by aggregate decreases of approximately $0.1 million in consulting costs and travel and entertainment.

We expect cash general and administrative expenses to increase during the remainder of this fiscal year to support our research and development efforts and growing operations.

Other Expense (Income)

Other expense for the three months ended June 30, 2021 was about $2,000, a decrease of approximately $2.3 million, or 100% compared to the approximately $2.3 million of other expense recorded for the three months ended June 30, 2020. Interest expense was approximately $0 and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. The decreased interest expense was primarily due to amortization of debt discount and accrued interest related to the convertible debt issued in December 2019 and January 2020 for the three months ended June 30, 2020, which was not present for the three months ended June 30, 2021.

Net Loss

As a result of the factors above, our net loss for the three months ended June 30, 2021 totaled approximately $9.3 million, an increase of approximately $4.6 million, or 98% over the approximately $4.7 million recorded for the three months ended June 30, 2020.

Consolidated Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended
	June 30,		Increase
	2021	2020	(decrease)
Operating expenses:
Research and development expenses	$8,163,825	$2,642,537	$5,521,288
General and administrative expenses	9,326,604	2,679,618	6,646,986
Total operating expenses	17,490,429	5,322,155	12,168,274
Other expenses (income)	(525,856)	4,635,013	(5,160,869)
Net loss	$16,964,573	$9,957,168	$7,007,405

Research and Development Expense

Research and development expenses include cash and non-cash expenses primarily relating to the development of our lead drug candidate, MS1819 and our in-licensed niclosamide drug candidates.

Non-cash research and development expenses, including stock-based compensation, and depreciation and amortization totaled approximately $0.7 million for the six months ended June 30, 2021 and approximately $0.3 million recorded for the six months ended June 30, 2020. Cash research and development expenses for the six months ended June 30, 2021 totaled approximately $7.5 million, an increase of approximately $5.2 million, or 228% over the approximately $2.3 million recorded for the six months ended June 30, 2020.

The increase in total research and development expenses was primarily attributable increases of approximately $3.0 million in clinical related expenses in connection with conducting two Phase 2 clinical trials for MS1819, and one clinical trial for niclosamide during the six months ended June 30, 2021, as compared to one Phase 2 clinical trial for MS1819 during the six months ended June 30, 2020, approximately $1.0 million in CMC related activates primarily for MS1819, approximately $1.0 million milestone payment pursuant to the First Wave License Agreement related to niclosamide clinical development, approximately $0.4 million in non-cash stock option expense, approximately $0.3 million in non-cash amortization, and approximately $0.2 million in regulatory and consulting expenses.

We expect cash research and development expense to increase during the remainder of this fiscal year as we initiate and conduct two clinical trials for niclosamide, additional milestone payments pursuant to the First Wave License Agreement in connection with clinical development of niclosamide, pursue additional CMC activities and non-clinical studies in connection with formulation development for MS1819, and personnel related costs in connection with new hires.

General and Administrative Expense

General and administrative expenses include cash and non-cash expenses primarily relating to our overall operations and being a public company, including personnel, legal and financial professional services, insurance, corporate communication and investor relations, listing and compliance related costs, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

Non-cash expenses, including stock-based compensation, stock expense and depreciation and amortization totaled approximately $1.9 million for the six months ended June 30, 2021, and approximately $0.3 million recorded for the six months ended June 30, 2020. Cash general and administrative expenses for the six months ended June 30, 2021 totaled approximately $7.5 million, an increase of approximately $5.2 million, or 223% over the approximately $2.3 million recorded for the six months ended June 30, 2020.

The increase in total general and administrative was due primarily to increases of approximately $3.3 million in public company costs, including investor relations, corporate communications, in connection with market awareness campaigns, including a special meeting of the shareholders, and compliance related fees, approximately $0.8 million of legal expenses primarily related to increased financing activity and corporate governance, approximately $0.3 million of business development costs primarily related to fees for the First Wave License Agreement, approximately $0.3 million of other costs related to the settlement with our former investment bank, approximately $0.2 million in personnel costs, and approximately $0.1 million in insurance costs, offset by aggregate decreases of approximately $0.1 million in consulting costs and travel and entertainment.

We expect cash general and administrative expenses to increase during the remainder of this fiscal year to support our research and development efforts and growing operations.

Other Expense (Income)

Other income for the six months ended June 30, 2021 totaled approximately $0.5 million, a decrease in expense of approximately $5.2 million, or 111% over the approximately $4.6 million of other expense recorded for the six months ended June 30, 2020. Interest expense was approximately $0 and $4.6 million for the six months ended June 30, 2021 and 2020, respectively. The decreased interest expense was primarily due to amortization of debt discount and accrued interest related to the convertible debt issued in December 2019 and January 2020 for the six months ended June 30, 2020, which was not present for the six months ended June 30, 2021. The change in fair value was approximately $0.5 million and $0 for the six months ended June 30, 2021 and 2020, respectively. The increased change in fair value related to the extinguishment of the $3.0 million liability in connection with First Wave License Agreement pursuant to the issuance of Series C Preferred Stock with a fair value of approximately $0.5 million for the six months ended June 30, 2021, which was not present for the six months ended June 30, 2020.

Net Loss

As a result of the factors above, our net loss for the six months ended June 30, 2021 totaled approximately $17.0 million, an increase of approximately $7.0 million, or 71% over the approximately $10.0 million recorded for the six months ended June 30, 2020.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
Net cash and cash equivalents provided by (used in):
Operating activities	$(10,696,128)	$(2,634,733)
Investing activities	(9,073,928)	(2,808)
Financing activities	21,832,600	3,433,595
Net increase (decrease) in cash and cash equivalents	$2,062,544	$796,054

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 of approximately $10.7 million was primarily attributable to our net loss of approximately $17.0 million adjusted for addbacks of non-cash expenses of approximately $2.0 million, mostly related to common stock and warrants issued to consultants of approximately $1.2 million, depreciation and amortization of approximately $0.3 million, and stock-based compensation of approximately $1.0 million partially offset by a change in the fair value of liability $0.5 million and a net increase of working capital of approximately $4.3 million.

Net cash used in operating activities during the six months ended June 30, 2020 of approximately $2.6 million was primarily attributable to our net loss of approximately $10.0 million adjusted for addbacks of non-cash expenses of approximately $5.3 million, which includes depreciation and amortization of approximately $0.3 million, stock-based compensation of approximately $0.2 million, accretion of debt discount of approximately $4.2 million, interest on convertible debt of approximately $0.3 million and stock expense to settle accounts payable of approximately $0.1 million and a net decrease of working capital of approximately $1.3 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was approximately $9.1 million, consisting of $9.0 million in cash payments related to the First Wave License Agreement and approximately $74,000 related to the purchase of office furniture and equipment.

Net cash used in investing activities for the six months ended June 30, 2020 was approximately $3,000, which consisted of the purchase of equipment.

Financing Activities

Net cash provided by financing activities of approximately $21.8 million for the six months ended June 30, 2021 was primarily due to the issuance of the Series C Preferred Stock and warrants of approximately $7.1 million from the January 2021 Offerings, the issuance of the Common Stock and warrants of approximately $9.1 million from the March 2021 Offering, the issuance of the Common Stock of approximately $1.2 million from ATM Agreement sales and the cash proceeds from warrant exercises of approximately $4.9 million, offset by repayments of approximately $0.4 million related to the note payable.

Net cash provided by financing activities of approximately $3.4 million for the six months ended June 31, 2020 was primarily due to the issuance of the convertible debt of approximately $3.2 million from the Promissory Note Offering, approximately $1.0 million from the proceeds of the Equity Line Agreement, and approximately $0.2 million from the issuance of a note payable in connection with the Payment Protection Program (“PPP”) loan offset by repayments of convertible debt and interest of approximately $0.5 million related to the ADEC Notes and approximately $0.5 million related to the repayment of notes payable, which included the repayment of the PPP loan.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of our consolidated financial statements are summarized in Note 2 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the six months ended June 30, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the ”Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on March 31, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize our business, financial condition and future prospects could be negatively impacted. As of August 13, 2021, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, we issued to a non-executive employee stock options to purchase an aggregate of 36,000 shares of Common Stock with a strike price of $0.78 per share, subject to time-based vesting, under the AzurRx BioPharma, Inc. 2020 Omnibus Equity Incentive Plan, as amended and restated, as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
10.1

At The Market Offering Agreement, dated May 26, 2021, by and between AzurRx BioPharma, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on May 26, 2021).

31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 is formatted in iXBRL.

_________________

* filed herewith

** furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZURRX BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Chairman (Principal Executive Officer)

	By	/s/ Daniel Schneiderman
Date: August 16, 2021		Daniel Schneiderman Chief Financial Officer (Principal Financial and Accounting Officer)

