Form 10-Q
period 2021-09-30
First Wave BioPharma, Inc.
filed 2021-11-15
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from to

Commission File Number 001-37853

FIRST WAVE BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4993860
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

777 Yamato Road, Suite 502

Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

(561) 589-7020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	FWBI	Nasdaq Capital Market

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

There were 12,460,848 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of November 12, 2021.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021.

FIRST WAVE BIOPHARMA, INC.

FORMERLY AZURRX BIOPHARMA, INC.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$7,210,645	$6,062,141
Other receivables	-	551,489
Prepaid expenses	291,844	1,256,154
Total Current Assets	7,502,489	7,869,784

Property, equipment, and leasehold improvements, net	80,387	18,329

Other Assets:
Patents, net	2,483,875	2,879,536
Goodwill	1,944,742	2,054,048
Operating lease right-of-use assets	368,502	74,238
Deposits	44,034	27,920
Total Other Assets	4,841,153	5,035,742
Total Assets	$12,424,029	$12,923,855

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$18,582,906	$1,685,603
Payable related to license agreement	-	13,250,000
Accrued dividend payable	349,131	-
Note payable	-	552,405
Other current liabilities	166,291	57,417
Total Current Liabilities	19,098,328	15,545,425

Other liabilities	295,689	19,123
Total Liabilities	19,394,017	15,564,548

Stockholders' Equity:
Common stock - Par value $0.0001 per share; 25,000,000 shares authorized; 11,115,228 and 3,115,031 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	1,112	312
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 676.05 and 2,773.6 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	-	-
Series C preferred stock- Par value $0.0001 per share; 57,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020.	-	-
Additional paid-in capital	137,027,567	93,837,739
Accumulated deficit	(142,731,560)	(95,366,198)
Accumulated other comprehensive loss	(1,267,107)	(1,112,546)
Total Stockholders' Equity	(6,969,988)	(2,640,693)
Total Liabilities and Stockholders' Equity	$12,424,029	$12,923,855

See accompanying notes to consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

FORMERLY AZURRX BIOPHARMA, INC.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development expenses	$24,378,318	$1,795,684	$32,542,143	$4,438,229
General and administrative expenses	6,021,160	1,916,250	15,347,764	4,595,860
Total operating expenses	30,399,478	3,711,934	47,889,907	9,034,089

Loss from operations	(30,399,478)	(3,711,934)	(47,889,907)	(9,034,089)

Other income (expenses):
Interest expense	(742)	(1,203,404)	(8,840)	(5,838,417)
Gain on settlement	-	211,430	-	211,430
Loss on debt extinguishment	-	(609,998)	-	(609,998)
Other income	(568)	-	1,032	-
Change in fair value of liability	-	-	532,353	-
Total other income (expenses)	(1,310)	(1,601,972)	524,545	(6,236,985)

Net loss	$(30,400,788)	$(5,313,906)	$(47,365,362)	$(15,271,074)

Other comprehensive loss:
Foreign currency translation adjustment	(41,604)	61,232	(154,561)	55,007
Total comprehensive loss	$(30,442,392)	$(5,252,674)	$(47,519,923)	$(15,216,067)

Net loss	$(30,400,788)	$(5,313,906)	$(47,365,362)	$(15,271,074)
Deemed dividend on preferred stock	-	(8,155,212)	(4,507,125)	(8,155,212)
Deemed dividend on preferred stock exchanges	-	-	(21,008,253)	-
Preferred stock dividends	(118,089)	-	(349,132)	-
Net loss applicable to common shareholders	$(30,518,877)	$(13,469,118)	$(73,229,872)	$(23,426,286)

Basic and diluted weighted average shares outstanding	9,342,357	2,851,883	7,593,545	2,782,823

Loss per share - basic and diluted	$(3.27)	$(4.72)	$(9.64)	$(8.42)

See accompanying notes to consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

FORMERLY AZURRX BIOPHARMA, INC.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Series C Convertible		Series B Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2021	-	$-	2,774	$-	3,115,031	$312	$93,837,739	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,667	1	-	-	-	-	7,105,167	-	-	7,105,168
Issuance of Series C preferred stock for license acquired	3,290	1	-	-	-	-	2,467,648	-	-	2,467,649
Beneficial conversion feature of Series C preferred stock	-	-	-	-	-	-	4,507,125	-	-	4,507,125
Deemed dividend of Series C preferred stock	-	-	-	-	-	-	(4,507,125)	-	-	(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	19,140	1	(1,839)	-	-	-	(1,431)	-	-	(1,430)
Warrants issued in connection with exchange of Series B preferred stock	-	-	-	-	-	-	21,009,683	-	-	21,009,683
Deemed dividend related to exchange of Series B preferred stock	-	-	-	-	-	-	(21,008,253)	-	-	(21,008,253)
Common stock issued upon conversion of Series B preferred stock	-	-	(259)	-	258,278	26	(26)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(349,132)	-	-	(349,132)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(33,097)	(3)	-	-	3,125,460	312	(309)	-	-	-
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	-	-	-	-	1,625,454	163	14,155,887	-	-	14,156,050
Effect of cancelled shares from the 10-for-1 reverse stock split	-	-	-	-	(1,706)	-	-	-	-	-
Issuance of common stock at-the-market for cash, net of offering costs	-	-	-	-	1,651,225	165	8,325,030	-	-	8,325,195
Common stock issued for intellectual property acquired, net	-	-	-	-	624,025	62	3,999,938	-	-	4,000,000
Common stock cancelled in connection with acquisition of First Wave Bio, Inc.	-	-	-	-	(332,913)	(33)	33	-	-	-
Common stock issued upon exercise of warrants	-	-	-	-	945,644	94	4,906,536	-	-	4,906,630
Common stock and warrants issued to consultants	-	-	-	-	97,230	10	1,215,849	-	-	1,215,859
Settlement with former placement agent	-	-	-	-	7,500	1	94,498	-	-	94,499
Stock-based compensation	-	-	-	-	-	-	1,268,710	-	-	1,268,710
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(154,561)	(154,561)
Net loss	-	-	-	-	-	-	-	(47,365,362)	-	(47,365,362)
Balance, September 30, 2021	-	$-	676	$-	11,115,228	$1,112	$137,027,567	$(142,731,560)	$(1,267,107)	$(6,969,988)

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, July 1, 2021	-	$-	676	$-	8,258,507	$826	$120,592,372	$(112,330,771)	$(1,225,503)	$7,036,924
Dividends on preferred stock	-	-	-	-	-	-	(118,089)	-	-	(118,089)
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	-	-	-	-	1,045,454	105	5,096,655	-	-	5,096,760
Issuance of common stock at-the-market for cash, net of offering costs	-	-	-	-	1,501,661	150	7,150,697	-	-	7,150,847
Effect of cancelled shares from the 10-for-1 reverse stock split	-	-	-	-	(1,706)	-	-	-	-	-
Common stock issued for intellectual property acquired, net	-	-	-	-	624,025	62	3,999,938	-	-	4,000,000
Common stock cancelled in connection with acquisition of First Wave Bio, Inc.	-	-	-	-	(332,913)	(33)	33	-	-	-
Common stock and warrants issued to consultants	-	-	-	-	20,200	2	123,547	-	-	123,549
Stock-based compensation	-	-	-	-	-	-	182,414	-	-	182,414
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(41,604)	(41,604)
Net loss	-	-	-	-	-	-	-	(30,400,789)	-	(30,400,789)
Balance, September 30, 2021	-	$-	676	$-	11,115,228	$1,112	$137,027,567	$(142,731,560)	$(1,267,107)	$(6,969,988)

See accompanying notes to consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

FORMERLY AZURRX BIOPHARMA, INC.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Series B Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, January 1, 2020	-	$-	2,680,052	$268	$68,578,263	$(62,694,732)	$(1,266,555)	$4,617,244
Issuance of Series B preferred stock and warrants for cash, conversion of promissory notes, net of offering costs	2,912	-	-	-	14,460,155	-	-	14,460,155
Warrants issued in connection with Series B convertible preferred stock private placement	-	-	-	-	5,952,516	-	-	5,952,516
Warrants issued as inducement to exchange promissory notes into Series B convertible preferred stock private placement	-	-	-	-	986,526	-	-	986,526
Beneficial conversion feature of Series B preferred stock	-	-	-	-	8,155,212	-	-	8,155,212
Deemed dividend of preferred stock	-	-	-	-	(8,155,212)	-	-	(8,155,212)
Accrued dividends on Series B preferred stock	-	-	-	-	(412,829)	-	-	(412,829)
Deemed dividend related to exchange of promissory notes into Series B preferred stock	-	-	-	-	(1,129,742)	-	-	(1,129,742)
Conversion of Series B preferred shares into common stock	(34)	-	34,127	3	(3)	-	-	-
Issuance of common stock for accrued dividends upon conversion of Series B preferred stock	-	-	621	-	4,786	-	-	4,786
Common stock issued to settle accounts payable	-	-	10,594	1	131,136	-	-	131,137
Common stock issued to consultants	-	-	13,284	1	109,604	-	-	109,605
Common stock issued to Lincoln Park for Equity Purchase agreement	-	-	149,520	15	988,333	-	-	988,348
Warrants issued in association with convertible debt issuances	-	-	-	-	1,252,558	-	-	1,252,558
Beneficial conversion feature on convertible debt issuances	-	-	-	-	1,838,422	-	-	1,838,422
Settlement with former chief executive officer	-	-	-	-	85,770	-		85,770
Stock-based compensation	-	-	-	-	396,809	-	-	396,809
Foreign currency translation adjustment	-	-	-	-	-	-	55,007	55,007
Net loss	-	-	-	-	-	(15,271,074)	-	(15,271,074)
Balance, September 30, 2020	2,878	$-	2,888,198	$288	$93,242,304	$(77,965,806)	$(1,211,548)	$14,065,238

							Accumulated
	Series B Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance, July 1, 2020	-	$-	2,850,285	$285	$73,126,945	$(72,651,900)	$(1,272,780)	$(797,450)
Issuance of Series B preferred stock and warrants for cash, conversion of promissory notes, net of offering costs	2,912	-	-	-	14,460,155	-	-	14,460,155
Warrants issued in connection with Series B convertible preferred stock private placement	-	-	-	-	5,952,516	-	-	5,952,516
Warrants issued as inducement to exchange promissory notes into Series B convertible preferred stock private placement	-	-	-	-	986,526	-	-	986,526
Beneficial conversion feature of Series B preferred stock	-	-	-	-	8,155,212	-	-	8,155,212
Deemed dividend of preferred stock	-	-	-	-	(8,155,212)	-	-	(8,155,212)
Accrued dividends on Series B preferred stock	-	-	-	-	(412,829)	-	-	(412,829)
Deemed dividend related to exchange of promissory notes into Series B preferred stock	-	-	-	-	(1,129,742)	-	-	(1,129,742)
Conversion of Series B preferred shares into common stock	(34)	-	34,127	3	(3)	-		-
Issuance of common stock for accrued dividends upon conversion of Series B preferred stock	-	-	621	-	4,786	-	-	4,786
Common stock issued to consultants	-	-	3,165	-	22,500	-	-	22,500
Settlement with former chief executive officer	-	-	-	-	85,770	-		85,770
Stock-based compensation	-	-	-	-	145,680	-	-	145,680
Foreign currency translation adjustment	-	-	-	-	-	-	61,232	61,232
Net loss	-	-	-	-	-	(5,313,906)	-	(5,313,906)
Balance, September 30, 2020	2,878	$-	2,888,198	$288	$93,242,304	$(77,965,806)	$(1,211,548)	$14,065,238

See accompanying notes to consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

FORMERLY AZURRX BIOPHARMA, INC.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(47,365,362)	$(15,271,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,390	26,556
Amortization	395,661	395,661
Non-cash lease expense	(4,855)	(4,855)
Common stock issued to settle accounts payable	-	131,137
Change in fair value of liability	(532,353)	-
Stock-based compensation	1,268,710	369,517
Restricted stock granted to employees/directors	-	27,292
Common stock granted to consultants	1,310,358	109,605
Accreted interest on convertible debt	-	234,334
Accretion of debt discount	-	4,580,167
Loss on debt extinguishment	-	609,998
Gain on settlement	-	(211,430)
Beneficial conversion feature related to promissory note exchange	-	798,413
Changes in assets and liabilities:
Accounts receivables	-	(220,094)
Other receivables	551,489	2,121,336
Prepaid expenses	964,310	446,766
Right of use assets	(289,409)	-
Deposits	(16,114)	(4,180)
Accounts payable and accrued expenses	16,897,303	90,147
Accrued dividends payable	-	408,043
Other liabilities	385,440	31,104
Net cash used in operating activities	(26,425,432)	(5,331,557)

Cash flows from investing activities:
Purchase of property and equipment	(71,448)	(2,808)
Payment made related to license agreement	(10,250,000)	-
Net cash used in investing activities	(10,321,448)	(2,808)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	-	179,408
Proceeds from issuance of preferred stock, net	7,105,168	13,197,740
Proceeds from issuance of common stock, net	18,156,050	988,348
Proceeds from exercise of warrants	4,906,630	-
Proceeds from issuance of convertible debt, net	-	3,227,002
Issuance of common stock at-the-market for cash, net of offering costs	8,325,195	-
Repayments of convertible debt	-	(475,000)
Repayments of note payable	(552,405)	(623,772)
Net cash provided by financing activities	37,940,638	16,493,726

Increase in cash	1,193,758	11,159,361

Effect of exchange rate changes on cash	(45,254)	33,523

Cash, beginning balance	6,062,141	175,796
Cash, ending balance	$7,210,645	$11,368,680

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$105,460
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Deemed dividend on preferred stock issuances	$(4,507,125)	$(8,155,212)
Deemed dividend on preferred stock exchanges	$(21,008,253)	$-
Accrued dividends on preferred stock	$(349,132)	$(408,043)
Issuance of preferred stock to settle liability related to license agreement	$2,467,649	$-
Exchange of promissory notes into preferred stock and warrants	$-	$(609,998)

See accompanying notes to consolidated financial statements

Note 1 - The Company and Basis of Presentation

The Company

AzurRx BioPharma, Inc. (“AzurRx”), renamed itself First Wave BioPharma, Inc. (“First Wave” or “Parent”) and changed its ticker symbol to “FWBI” on September 21, 2021, in connection with its acquisition of First Wave Bio, Inc. (“FWB”). Parent and its wholly owned subsidiaries, including FWB and AzurRx SAS, are collectively referred to as the “Company”. The Company’s common shares commenced trading on the Nasdaq Capital Market under the new ticker symbol “FWBI” and CUSIP number (33749P101) at the market open on September 22, 2021.

On September 13, 2021, AzurRx consummated its acquisition of FWB, a clinical-stage biotechnology company developing novel gut-targeted small molecules for inflammatory bowel disease (IBD) and other serious gastrointestinal (GI) conditions.

Also, on September 13, 2021, AzurRx effected a reverse stock split, whereby every ten shares of the Company’s issued and outstanding Common Stock was converted automatically into one issued and outstanding share of Common Stock, with a corresponding 1-for-10 reduction in the number of authorized shares of Common Stock, but without any change in the par value per share. All share and per share amounts have been retroactively restated to reflect the 10-for-1 reverse stock split.

The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

The Company is currently focused on developing its pipeline of gut-restricted GI clinical drug candidates, including niclosamide, an oral small molecule with anti-viral and anti-inflammatory properties, and the biologic adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients.

The Company’s niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications and viral diseases. The Company is currently advancing two separate clinical programs of its niclosamide formulations currently in Phase 2 clinical trials, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, and FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”). In April 2021, the Company launched the Phase 2 RESERVOIR COVID-19 GI clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide in the U.S., Ukraine and India.  In September 2021, the Company announced the initiation of patient screening for the Phase 2 Ulcerative Proctitis trial in Italy and in October 2021 announced the dosing of the first patient in the trial.

Additionally, the Company plans to clinically advance FW-ICI-AC for Immune Checkpoint Inhibitor-associated colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients in 2022, which has received FDA clearance of the investigational new drug (“IND”) application filed in September 2021. The Company is further developing two pre-IND programs of its niclosamide therapies for additional IBD indications, including FW-UC for ulcerative colitis (“UC”) and FW-CD for Crohn’s disease (“CD”).

The Company’s adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). The Company’s goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In March 2021, the Company announced topline results from its Phase 2b OPTION 2 monotherapy trial, and in 2021, the Company announced positive topline results from its Phase 2 Combination trial in Europe. The Company is currently focused on formulation development for adrulipase.

The Company is developing its drug candidates for a host of GI diseases where there are significant unmet clinical needs and limited therapeutic options, resulting in painful, life threatening and discomforting consequences for patients. The Company’s mission is to help protect the health and restore quality of life for the millions of people afflicted by these GI diseases.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of First Wave and its wholly owned subsidiaries, FWB and AzurRx SAS. Intercompany transactions and balances have been eliminated upon consolidation.

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

Going Concern Uncertainty

The accompanying unaudited interim consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2021, the Company had cash and cash equivalents of approximately $7.2 million, and an accumulated deficit of approximately $142.7 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. As of November 15, 2021, the Company reached an agreement with the hired representative of the former stockholders of FWB to substantially reduce the immediate payment obligations of the Company and defer certain remaining milestone and other payment obligations over time, with an immediate payment of $2.0 million and periodic installments of $500,000 per month payable from January 2022 through August 2022 and $1.0 million per month payable from September 2022 through July 2023 until an aggregate of $17.0 million is received (See Note 19).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid on September 30, 2021, and December 31, 2020, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. On September 30, 2021, and December 31, 2020, the Company had approximately $0.3 million and $2.7 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining most of its cash and equivalents with high quality financial institutions.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through September 30, 2021.

Intangible assets subject to amortization consist of in process research and development, license agreements, and patents reported at the fair value at date of the acquisition less accumulated amortization. Amortization expense is provided using the straight-line method over the estimated useful lives of the assets as follows:

Patents 7.2 years

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2021.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. On September 30, 2021 and December 31, 2020, the Company does not have any significant uncertain tax positions. The past three tax years are still open for audit.

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

License Agreements

As more fully discussed in Note 14, the Company entered into a license agreement (the “FWB License Agreement”) with FWB, pursuant to which FWB granted the Company an exclusive license to certain patents and patent applications related to a proprietary formulation of niclosamide for use in the fields of ICI-AC and COVID-19 GI infections. The acquisition of intellectual property and patents for the worldwide, exclusive right to develop, manufacture, and commercialize proprietary formulations of niclosamide for the fields of treating ICI-AC and COVID-19 in humans was accounted for as an asset acquisition and initial liabilities of approximately $13.3 million in connection with the license acquisition were recorded as research and development expense, because it was determined to have no alternative future uses and therefore no separate economic value, which included cash payments totaling approximately $10.3 million and the issuance of approximately $3.0 million worth of preferred stock. Upon consummation of the FWB Merger (as defined below) on September 13, 2021, the FWB License Agreement was effectively canceled.

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

Research and Development – Intellectual Property Acquired

The Company concluded that its acquisition of FWB completed on September 13, 2021 should be accounted for as an asset acquisition rather than a business combination under ASC 805, Business Combinations. The merger was accounted for as an asset acquisition because substantially all the fair value of the assets being acquired are concentrated in a single asset – intellectual property, which does not constitute a business.

The former FWB stockholders are also entitled to (i) up to $207.0 million of cash milestone payments contingent upon the achievement of specified development, regulatory and sales goals for the use of the acquired assets, and (ii) certain revenue-sharing. The potential milestone payments and revenue share are not yet considered probable, therefore no milestone payments have been accrued as of September 30, 2021. Depending on the status of development at the time a contingent payment is recognized the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Stock-Based Compensation

The Company’s board of directors (the “Board”) and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) which took effect on May 12, 2014, and the 2020 Omnibus Equity Incentive Plan, which took effect on September 11, 2020 (the “2020 Plan”). From the effective date of the 2020 Plan, no new awards have been or will be made under the 2014 Plan. The Company accounts for its stock-based compensation awards to employees and Board members in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees and Board members, including grants of employee stock options, to be recognized in the statements of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line method over the requisite service period, generally the vesting period.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date Using
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2021:
Cash and cash equivalents	$7,210,645	$6,709,028	$501,617	$-	$7,210,645

December 31, 2020:
Cash and cash equivalents	$6,062,141	$3,000,184	$3,061,957	$-	$6,062,141
Other receivables	$551,489	$-	$-	$551,489	$551,489
Note payable	$552,405	$-	$-	$552,405	$552,405

On September 30, 2021, and December 31, 2020, cash and cash equivalents included approximately $6.7 million, and $3.0 million, respectively, held in high-quality money market funds quoted in an active market and included in level 1 in the table above.

The fair value of other receivables approximates carrying value as these consist primarily of French research and development tax credits that are normally received the following year.

The fair value of the note payable in connection with the financing of directors and officer’s liability insurance approximates carrying value due to the terms of such instruments and applicable interest rates.

Note 4 – Asset Acquisition

The Asset Acquisition

On September 13, 2021, the Company completed its acquisition of FWB, in accordance with the terms of an Agreement and Plan of Merger dated as of September 13, 2021 (the “FWB Merger Agreement”) by and among the Company, Alpha Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and FWB. On September 13, 2021, pursuant to the FWB Merger Agreement, Merger Sub was merged with and into FWB (the “FWB Merger”), with FWB being the surviving corporation and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, AzurRx changed its name to First Wave BioPharma, Inc.

At the effective time of the FWB Merger, the former FWB stockholders received an applicable pro rata share of (i) $3.0 million in cash and (ii) 624,025 shares of the Common Stock. The remaining non-contingent purchase price is payable to the former FWB stockholders on a pro rata basis upon the Company’s payment of (i) $8.0 million in cash, payable within 45 days of the FWB Merger, (iii) $7.0 million in cash, payable by March 31, 2022. As of November 15, 2021, the Company reached an agreement with the hired representative of the former stockholders of FWB to substantially reduce the immediate payment obligations of the Company and defer certain remaining milestone and other payment obligations over time, with an immediate payment of $2.0 million and periodic installments of $500,000 per month payable from January 2022 through August 2022 and $1.0 million per month payable from September 2022 through July 2023 until an aggregate of $17.0 million is received (See Note 19). In addition, the Company cancelled 332,913 shares of Common Stock held by FWB immediately prior to the FWB Merger for no additional consideration, which shares of Common Stock are authorized and unissued.

The former FWB stockholders are also entitled to up to $207 million of cash milestone payments contingent upon the achievement of specified development, regulatory and sales goals relating to the use of the acquired assets. All milestone payments will be payable in cash, provided that 25% of the milestone payments attributable to a certain IBD indications may be payable in Common Stock, at the option of the Company. In addition, the former FWB stockholders are entitled to 10% of certain specified revenue received by the Company from any third-party with a pre-existing niclosamide development program relating to COVID.

Accounting Treatment

The Company concluded that the FWB Merger should be accounted for as an asset acquisition  under ASC 805 because substantially all the fair value of the assets being acquired are concentrated in a single asset - intellectual property, which does not constitute a business. Because the acquired intellectual property has not received regulatory approval, the $21.3 million non-contingent purchase price was immediately expensed in the Company’s statement of operations as research and development – intellectual property acquired. The $0.9 million of transaction expenses paid at closing were classified in general and administrative expenses. The Common Stock issued for the asset acquisition was valued at $4.0 million which is equal to the 624,025 common shares issued multiplied by $6.41 per share.

The potential milestone payments and revenue share are not yet considered probable, therefore no milestone payments have been accrued as of September 30, 2021. Depending on the status of development at the time a contingent payment is recognized the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 - Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	September 30,	December 31,
	2021	2020

Laboratory equipment	$-	$2,410
Computer equipment and software	11,540	19,676
Office equipment	48,277	5,483
Leasehold improvements	28,000	29,163
Total property, plant, and equipment	87,817	56,732
Less accumulated depreciation	(7,430)	(38,403)
Property, plant and equipment, net	$80,387	$18,329

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $6,000 and $8,000, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was approximately $9,000 and $27,000, respectively.

During the nine months ended September 30, 2021, approximately $29,000 of leaseholds improvements were written off in connection with closing the Company’s laboratory in France.

Note 6 - Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly asset purchase agreement entered in March 2019 (see Note 14), in which the Company purchased all remaining rights, title and interest in and to MS1819 from Mayoly, the Company recorded Patents in the amount of approximately $3.8 million as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at December 31, 2019	449,280
Due to Mayoly at December 31, 2020	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
$3,802,745

Patents are as follows:

	September 30,	December 31,
	2021	2020
Patents	$3,802,745	$3,802,745
Less accumulated amortization	(1,318,870)	(923,209)
Patents, net	$2,483,875	$2,879,536

Amortization expense was approximately $132,000 and $132,000 for the three months ended September 30, 2021, and 2020, respectively.

Amortization expense was approximately $396,000 and $396,000 for the nine months ended September 30, 2021, and 2020, respectively.

As of September 30, 2021, amortization expense related to patents is expected to be as follows for the next five years (2021 through 2026):

2021 (balance of year)	$131,887
2022	527,548
2023	527,548
2024	527,548
2025	527,548
2026	241,796
Total	$2,483,875

Goodwill is as follows:

Goodwill
Balance on January 1, 2020	$1,886,686
Foreign currency translation	167,362
Balance on December 31, 2020	2,054,048
Foreign currency translation	(109,306)
Balance on September 30, 2021	$1,944,742

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Trade payables	$18,447,834	$1,558,591
Accrued expenses	135,072	127,012
Total accounts payable and accrued expenses	$18,582,906	$1,685,603

The increase in trade payables as of September 30, 2021 as compared to December 31, 2020 was primarily attributable to the $15 million due pursuant to the FWB Merger.

Note 8 - Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2020, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $620,000 that bears interest at an annual rate of 4.250%. Monthly payments, including principal and interest, of approximately $70,000 per month. The balance due under this financing agreement was approximately $0 and $552,000 on September 30, 2021 and December 31, 2020, respectively.

Note 9 - Convertible Debt

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

The Promissory Notes were scheduled to mature on September 20, 2020, accrue interest at a rate of 9% per annum, and were convertible, at the sole option of the holder, into shares of Common Stock (the “Promissory Note Conversion Shares”) at a price of $9.70 per share (the “Conversion Option”). The Promissory Notes could be prepaid by the Company at any time prior to the maturity date in cash without penalty or premium (the “Prepayment Option”).

On January 2, 2020, January 3, 2020, and January 9, 2020, the Company issued Promissory Notes to the Note Investors in the aggregate principal amount of approximately $3.5 million.

As additional consideration for the execution of the Promissory NPA, each Note Investor also received Note Warrants to purchase that number of shares of Common Stock equal to one-half (50%) of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes (the “Note Warrant Shares”). The Note Warrants have an exercise price of $10.70 per share and expire five years from the date of issuance. In July 2020, the Company filed a registration statement covering the Note Warrant Shares in connection with the Series B Private Placement and the Exchange described in Note 11, which was declared effective in September 2020.

In connection with the three closings in January 2020 of the Promissory Note Offering, the Company paid aggregate placement agent fees of approximately $277,000, which fees were based on (i) 9% of the aggregate principal amount of the Promissory Notes issued to the Note Investors introduced by the placement agent, and (ii) a non-accountable expense allowance of 1% of the gross proceeds from the Promissory Note Offering. In addition, the placement agent was issued warrants (the “Placement Agent Warrants”), to purchase an aggregate of 19,973 shares of Common Stock representing 7% of the Promissory Note Conversion Shares issuable upon conversion of the Promissory Notes issued to the Note Investors. The Placement Agent Warrants expire five years from the date of issuance. Of these Placement Agent Warrants, 4,149 have an exercise price of $12.10 per share and 15,823 have an exercise price of $14.20 per share.

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

On June 1, 2020, the Company entered into an amendment to a certain Promissory Note in the principal amount of $100,000 issued on December 20, 2019, to Edward J. Borkowski, the former chairman of the Board and current lead independent director, to increase the Conversion Price to $10.70 per share (the “Note Amendment”). The Company evaluated the  Note Amendment transaction in accordance with ASC 470-50 and determined the Note Amendment did not constitute a substantive modification of the Promissory Note and that the transaction should be accounted for as a debt modification with no accounting treatment required.

During the three months ended September 30, 2020, the Company recognized approximately $400,000 of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of approximately $120,000, amortization of the beneficial conversion feature of approximately $193,000, amortization of debt discount related to debt issuance costs of approximately $63,000, and accrued interest expense of approximately $27,000.

During the nine months ended September 30, 2020, the Company recognized approximately $4.9 million of interest expense related to these Promissory Notes, including amortization of debt discount related to the value of the Note Warrants of approximately $1.5 million, amortization of the beneficial conversion feature of approximately $2.3 million, amortization of debt discount related to debt issuance costs of approximately $0.8 million and accrued interest expense of approximately $0.3 million.

Note 10 - Other Liabilities

Other liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Current
Lease liabilities	$94,794	$57,417
Other liabilities	71,497	-
	$166,291	$57,417
Long-term
Lease liabilities	$295,689	$19,123
	$295,689	$19,123

Note 11 – Equity

The Company’s certificate of incorporation, as amended and restated (the “Charter”) authorizes the issuance of up to 25,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On February 24, 2021 the Company held a Special Meeting of Stockholders (the “2021 Special Meeting”), whereby, the shareholders approved, among others, the following proposals: (i) amending the Company’s Certificate of Incorporation to increase the authorized shares of its Common Stock to 25,000,000 shares from 15,000,000 shares, and (ii) amending the Company’s Charter to authorize the Board to effect a reverse stock split of both the issued and outstanding and authorized shares of Common Stock, at a specific ratio, ranging from one-for-five (1:5) to one-for-ten (1:10), any time prior to the one-year anniversary date of the 2021 Special Meeting, with the exact ratio to be determined by the Board (the “Reverse Split”). On September 13, 2021, the Company effected a reverse stock split, whereby every ten shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, with a corresponding 1-for-10 reduction in the number of authorized shares of common stock, but without any change in the par value per share.  All share and per share amounts have been retroactively restated to reflect the reverse stock split and the Company effectively cancelled approximately 1,706 shares of Common Stock.

Common Stock

The Company had 11,115,228 and 3,115,030 shares of its Common Stock issued and outstanding on September 30, 2021 and December 31, 2020, respectively.

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

Preferred Stock

The Company has 10,000,000 shares of preferred stock, par value $0.0001 per share, authorized and available for issuance in one or more series. The Board is authorized to divide the preferred stock into any number of series, fix the designation and number of each such series, and determine or change the designation, relative rights, preferences, and limitations of any series of preferred stock. The Board of may increase or decrease the number of shares initially fixed for any series, but no decrease may reduce the number below the shares then outstanding and duly reserved for issuance.

On July 16, 2020, the Company authorized 5,194.805195 shares as Series B Preferred Stock. Shares of Series B Preferred Stock that are converted into shares of Common Stock shall be retired and may not be reissued as Series B Preferred Stock but may be reissued as all or part of another series of Preferred Stock. On September 30, 2021, 676.05 shares of Series B Preferred Stock were issued and outstanding, with approximately 2,168.14 shares of Series B Preferred Stock remaining authorized but unissued.

On January 5, 2021, the Company  authorized 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. On September 30, 2021, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,902.90 shares of Series C Preferred Stock remaining authorized but unissued.

On September 30, 2021, the Company had approximately 676.05 shares of preferred stock issued and outstanding with approximately 9,919,805.19 shares of preferred stock remaining authorized but unissued.

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

Dividends

Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. On September 30, 2021, aggregate dividends payable amounted to approximately $349,000.

Liquidation Preference; Liquidation Rights

Under the Certificate of Designations, each share of Series B Preferred Stock carries a liquidation preference equal to the Series B Stated Value (as adjusted thereunder) plus accrued and unpaid dividends thereon (the “Liquidation Preference”).

If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Common Stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. On September 30, 2021, the value of the liquidation preference of the Series B Preferred Stock aggregated to approximately $5.6 million.

Conversion

Each share of Series B Preferred Stock will be convertible at the holder’s option at any time, into Common Stock at a conversion rate equal to the quotient of (i) the Series B Stated Value divided by (ii) the initial conversion price of $7.70, subject to specified adjustments for stock splits, cash or stock dividends, reorganizations, reclassifications other similar events as set forth in the Series B Certificate of Designations. In addition, at any time after the six month anniversary of the Series B Closing Date, if the closing sale price per share of Common Stock exceeds 250% of the initial conversion price, or $19.25, for 20 consecutive trading days, then all of the outstanding shares of Series B Preferred Stock will automatically convert (the “Automatic Conversion”) into such number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be so converted, plus the amount of any accrued and unpaid dividends thereon, by the Series B Stated Value per share and dividing the result by the then applicable conversion price. The Series B Preferred Stock contains limitations that prevent the holder thereof from acquiring shares of Common Stock upon conversion (including pursuant to the Automatic Conversion) that would result in the number of shares beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election not to exceed 19.99%.

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

The Company issued an aggregate of 79,500 stock options, during the nine months ended September 30, 2020, under the 2014 Plan (see Note 13).

As of September 30, 2021, there were 272,050 shares issued and outstanding under the 2014 Plan and 38,700 shares are reserved subject to issuance of restricted stock and restricted stock unit awards (“RSUs”).

2020 Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which took effect on September 11, 2020. The initial number of shares of Common Stock available for issuance under the 2020 Plan is 1,000,000 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10%) of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) is 1,500,000 under the 2020 Plan.

The Company issued an aggregate of 175,246 stock options during the nine months ended September 30, 2021, under the 2020 Plan (see Note 13).

As of September 30, 2021, 1,000,000 total shares were available under the 2020 Plan, of which 176,246 were issued and outstanding and 823,754 shares were available for potential issuances.

Equity Line with Lincoln Park

In November 2019, the Company entered into a purchase agreement (the “Equity Line Agreement”), together with a registration rights agreement (the “Lincoln Park Registration Rights Agreement”), with Lincoln Park. Under the terms of the Equity Line Agreement, Lincoln Park has committed to purchase up to $15,000,000 of Common Stock (the “Equity Line”). Upon execution of the Equity Line Agreement, the Company issued Lincoln Park 48,716 shares of Common Stock (the “Commitment Shares”) as a fee for its commitment to purchase shares of Common Stock under the Equity Line Agreement, which had a grant date fair value of approximately $297,000 and had no effect on expenses or stockholders’ equity.

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

There is approximately $14.0 million of availability left for issuance pursuant to the Equity Line Agreement. The Company issued an aggregate of 0, and 149,519 shares of Common Stock, during the nine months ended September 30, 2021 and 2020, respectively, in connection with the Equity Line Agreement, resulting in net proceeds to the Company of approximately $0, and $988,000, respectively.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into the ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 26, 2021, the Company was authorized to offer and sell up to $50 million of its Common Stock pursuant to the ATM Agreement. During the three months ended September 30, 2021, the Company issued and sold an aggregate of 1,501,661 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $7.4 million, less issuance costs incurred of approximately $228,000. During the nine months ended September 30, 2021, the Company issued and sold an aggregate of 1,651,225 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $8.6 million, less issuance costs incurred of approximately $274,000.

Common Stock Issuances

2021 Issuances

During the three months ended September 30, 2021, the Company issued an aggregate of 20,200 shares of its Common Stock to consultants with a grant date fair value of approximately $124,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended September 30, 2021, the Company issued an aggregate of 1,045,454 shares of Common Stock in connection with the July 2021 Offering as detailed below.

During the three months ended September 30, 2021, the Company issued an aggregate of 624,025 shares of Common Stock in connection with the FWB Merger and canceled and 332,913 shares of Common Stock held by FWB immediately prior to the FWB Merger, which shares of Common Stock are authorized and unissued (see Note 4).

During the three months ended September 30, 2021, the Company cancelled an aggregate of 1,706 shares of Common Stock in connection with the 10-for-1 reverse stock split on September 13, 2021.

During the nine months ended September 30, 2021, the Company issued an aggregate of 97,230 shares of its Common Stock to consultants with a grant date fair value of approximately $1.2 million for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2021, the Company issued an aggregate 7,500 shares of its Common Stock with a grant date fair value of approximately $94,000 in connection with the settlement with the Company’s former investment bank, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2021, the Company issued an aggregate of 3,125,460 shares of Common Stock upon the conversion of an aggregate of 33,097.10 shares of Series C Preferred Stock with a stated value of approximately $24.7 million plus accrued dividends of approximately $198,000.

During the nine months ended September 30, 2021, the Company issued an aggregate of 945,644 shares of Common Stock upon the exercise of an aggregate of 9,526,209 investor warrants, including an aggregate of 3,991,882 pre-funded warrants (See Note 12).

During the nine months ended September 30, 2021, the Company issued an aggregate of 258,278 shares of Common Stock upon the conversion of an aggregate of 258.08 shares of Series B Preferred Stock with a stated value of approximately $2.0 million plus accrued dividends of approximately $3,000.

During the nine months ended September 30, 2021, the Company issued an aggregate of 1,625,454 shares of Common Stock in connection with the March 2021 Offering and July 2021 Offering, as detailed below.

2020 Issuances

During the three months ended September 30, 2020, the Company did not issue any shares of its Common Stock to consultants or outside Board members.

During the three months ended September 30, 2020, holders of shares of Series B Preferred Stock converted 34.127448 shares of Series B Preferred Stock into an aggregate of 34,127 shares of Common Stock at the stated conversion price of $7.70 per share, plus the issuance of 461 shares of Common Stock for accrued dividends of $3,551 through such conversion dates.

During the three months ended September 30, 2020, the Company issued an aggregate of 3,164 shares of its Common Stock to consultants with a total grant date fair value of approximately $25,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2020, the Company issued an aggregate of 13,284 shares of its Common Stock to consultants with a total grant date fair value of approximately $112,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2020, the Company issued an aggregate of 10,593 shares of its Common Stock to outside Board members as payment of Board fees with an aggregate grant date fair value of approximately $131,000 that was recorded as stock-based compensation, included as part of general and administrative expense. The aggregate effective settlement price was $12.40 per share, and each individual stock issuance was based on the closing stock price of the Common Stock on the initial date the payable was accrued.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards refer to an award under the 2014 Plan or 2020 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

During the three and nine months ended September 30, 2021, there was no vesting of restricted shares of Common Stock or RSUs.

During the three months ended September 30, 2020, an aggregate of 174 unvested restricted shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $6,000 and was recorded as stock-based compensation, included as part of general and administrative expense.

During the nine months ended September 30, 2020, an aggregate of 1,008 unvested restricted shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $36,000 and was recorded as stock-based compensation, included as part of general and administrative expense.

During the three and nine months ended September 30, 2020, an aggregate of 0, and 400 unvested restricted shares of Common Stock were forfeited, respectively.

As of September 30, 2021, the Company had unrecognized restricted common stock expense of approximately $394,000. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of adrulipase (MS1819) and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable on September 30, 2021.

As of September 30, 2020, the Company had unrecognized restricted common stock expense of approximately $394,000. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of adrulipase (MS1819) and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable at September 30, 2020.

The Series B Private Placement and the Exchange

On July 16, 2020 (the “Series B Closing Date”), the Company consummated a private placement offering (the “Series B Private Placement”) whereby the Company entered into a Convertible Preferred Stock and Warrant Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited and institutional investors (the “Series B Investors”). Pursuant to the Series B Purchase Agreement, the Company issued an aggregate of 2,912.583005 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), at a price of $7,700.00 per share, initially convertible into an aggregate of 2,912,575 shares of Common Stock at $7.70 per share, together with warrants (the “Series B Warrants”) to purchase an aggregate of 1,456,282 shares of Common Stock at an exercise price of $8.50 per share. The amount of the Series B Warrants is equal to 50% of the shares of Common Stock into which the Series B Preferred Stock is initially convertible.

In connection with the Series B Private Placement, an aggregate of approximately 1,975.58 shares of Series B Preferred Stock initially convertible into 1,975,574 shares of Common Stock and related 987,783 Series B Warrants were issued for cash consideration, resulting in aggregate gross proceeds of approximately $15.2 million and aggregate net proceeds to the Company of approximately $13.2 million after deducting placement agent compensation and offering expenses.

An aggregate of approximately 937.00 shares of Series B Preferred Stock initially convertible into 937,000 shares of Common Stock and related Series B Warrants to purchase 468,499 shares of Common Stock were issued to certain Series B Investors (the “Exchange Investors”) in exchange for consideration consisting of approximately $6.9 million aggregate outstanding principal amount, together with accrued and unpaid interest thereon through the Series B Closing Date of approximately $0.3 million, of certain Senior Convertible Promissory Notes (the “Promissory Notes”) issued between December 20, 2019 and January 9, 2020 (the “Exchange”), pursuant to an Exchange Addendum (the “Exchange Addendum”) executed by the Company and the Exchange Investors. As additional consideration to the Exchange Investors, the Company also issued certain additional warrants (the “Exchange Warrants”) to purchase an aggregate of 177,293 shares of Common Stock at an exercise price of $8.50 per share. The amount of the Exchange Warrants is equal to 25% of the shares of Common Stock into which such Promissory Notes were originally convertible upon the initial issuance thereof.

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

January 2021 Offerings

On December 31, 2020, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.333 shares of Series C Preferred Stock, at a price of $750.00 per share, initially convertible into an aggregate of 533,333 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $7.50 per share (the “January 2021 Registered Direct Offering”).

Concurrently with the Registered Direct Offering, in a private placement offering pursuant to the Series C Purchase Agreement (the “January 2021 Private Placement,” and together with the January 2021 Registered Direct Offering, the “January 2021 Offerings”), the Company agreed to sell an additional 5,333.3333 shares of Series C Preferred Stock at the same price as the Series C Preferred Stock offered in the January 2021 Registered Direct Offering and convertible on the same terms and warrants (the “January 2021 Investor Warrants”) to purchase up to an aggregate of 1,066,666 shares of Common Stock, with an exercise price of $8.00 per share and a maturity date of July 6, 2026.

In connection with the January 2021 Private Placement, the Company entered into a registration rights agreement, dated as of December 31, 2020, pursuant to which the Company filed a registration statement on Form S-1 (File No. 333-252087) to register the shares of Common Stock issuable upon the conversion of the Series C Preferred Stock sold in the January 2021 Private Placement and the exercise of the January 2021 Investor Warrants. The registration statement was declared effective by the SEC on January 21, 2021.

On January 6, 2021, the January 2021 Offerings closed, and the Company received aggregate gross proceeds of approximately $8.0 million, excluding the net proceeds. The net proceeds to the Company from the January 2021 Offerings, after deducting the placement agent’s fees and expenses, was approximately $7.1 million. The Company used the net proceeds to fund the payment of cash consideration to FWB under the FWB License Agreement, and for other general corporate purposes.

The Company paid the placement agent a cash fee equal to 8.0% and a management fee equal to 1.0% of the aggregate gross proceeds received by the Company in the January 2021 Offerings, or approximately $700,000. The Company also agreed to issue to the placement agent or its designees warrants (the “January 2021 Placement Agent Warrants”) exercisable for up to 74,666 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the January 2021 Offerings by the offering price per share of Common Stock, or $7.50. The January 2021 Placement Agent Warrants have substantially the same terms as the January 2021 Investor Warrants, except they are exercisable at $9.375 per share, or 125% of the effective purchase price per share of the Series C Preferred Stock issued. The Company also reimbursed the placement agent $35,000 for non-accountable expenses, $125,000 for legal fees and expenses and other out-of-pocket expenses and $12,900 for clearing fees.

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

During the nine months ended September 30, 2021, holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had elected to exercise their Series B Exchange Rights into 19,140.14 shares of Series C Preferred Stock, convertible into an aggregate of 1,914,024 shares of Common Stock and additional January 2021 Investor Warrants exercisable for up to an aggregate of 1,914,024 shares of Common Stock. Immediately upon issuance of the Series C Preferred Stock pursuant to the Series B Exchange Right prior to February 24, 2021, an aggregate of 13,166.62 shares of Series C Preferred Stock were converted into 1,316,662 shares of Common Stock, at an effective conversion price of $7.70 per share, and an aggregate of 334.46 shares of Series C Preferred Stock, convertible into 33,446 shares of Common Stock, remained unconverted pending stockholder approval. Upon receiving the 2021 Stockholder Approval on February 24, 2021, the Company elected to convert all 334.46 remaining shares of Series C Preferred Stock issued pursuant to the Series B Exchange Right, plus accrued dividends thereon of approximately $2,000 into 33,699 shares of Common Stock.

As a result, as of September 30, 2021, any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right in connection with up to 676.05 shares of Series B Preferred Stock plus accrued dividends of approximately $349,000 may require the Company to issue either: (i) up to 7,406 additional shares of Series C Preferred Stock that are currently convertible up to 740,612 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 740,612 shares of Common Stock, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into the January 2021 Offerings, or (ii) up to 1,633,720 additional shares of Common Stock at a price of $3.40 per share, with no warrants, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into shares of Common Stock. Any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right into the January 2021 Offerings would, upon issuance, be immediately converted into underlying shares of Common Stock.

Accounting for the Series B Exchanges into the January 2021 Offerings

During the nine months ended September 30, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 19,140.14 shares of Series C Preferred Stock and warrants to purchase an aggregate of 1,914,014 shares of Common Stock in connection with the exchange of approximately 1,839.76 shares of Series B Preferred Stock. The exercise of all of these warrants and the conversion of a portion of these shares of Series C Preferred Stock were prohibited until the Company received stockholder approval on February 24, 2021. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges result in a substantive change and should be accounted for as an extinguishment. As such, for the nine months ended September 30, 2021, the Company recognized an aggregate deemed dividend of approximately $21.0 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

March 2021 Offering

On March 7, 2021, the Company entered into a securities purchase agreement (the “March 2021 Purchase Agreement”), pursuant to which the Company agreed to sell, in a registered direct offering (the “March 2021 Offering”) priced at the market under Nasdaq rules, (i) 580,000 shares of Common Stock, (ii) pre-funded warrants (the “March 2021 Pre-Funded Warrants”) to purchase up to 205,854 shares of Common Stock, with an exercise price of $0.01 per share and no expiration term and (iii) warrants (the “March 2021 Warrants”) to purchase an aggregate of 392,927 shares of Common Stock with an exercise price of $12.10 per share and an expiration term of five years from the date of issuance. The price per share of March 2021 Offering was $12.725.

On March 10, 2021, the March 2021 Offering closed and the Company received aggregate gross proceeds of approximately $10.0 million, excluding the net proceeds, if any, from the exercise of the March 2021 Warrants. The net proceeds to the Company from the March 2021 Offering were approximately $9.1 million, after deducting the placement agent’s fees and expenses.

The Company paid the placement agent a cash fee equal to 8.0% of the aggregate gross proceeds received by the Company, or approximately $800,000. The Company also agreed to issue the placement agent or its designees warrants (the “March 2021 Placement Agent Warrants”) exercisable for up to 55,009 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $12.725. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $15.906 per share, or 125% of the effective purchase price per share of Common Stock issued. The Company also reimbursed the placement agent $35,000 for non-accountable expenses, $50,000 for legal fees and expenses and other out-of-pocket expenses and approximately $16,000 for clearing fees.

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

July 2021 Offering

On July 22, 2021, the Company entered into an underwriting agreement with Wainwright pursuant to which the Company agreed to sell, in an upsized firm commitment offering, 909,091 shares of Common Stock to Wainwright at an offering price to the public of $5.50 per share, less underwriting discounts and commissions. On July 27, 2021, pursuant to the terms of the underwriting agreement, Wainwright exercised its 30-day over-allotment option in full to purchase an additional 136,363 shares of Common Stock at the same offering price to the public, less underwriting discounts and commissions. The offering closed on July 27, 2021.

The Company received net proceeds from the offering of approximately $5.1 million. The Company intends to use the net proceeds from the offering for milestone payments due under the Company’s license agreements and for other general corporate purposes.

The Company paid Wainwright an underwriting discount equal to 8.0% of the gross proceeds of the offering, and reimbursed Wainwright for a non-accountable expense allowance of $35,000, $125,000 in legal fees and $15,950 for clearing expenses. Additionally, as partial compensation for Wainwright’s services as underwriter in the offering, the Company issued to Wainwright (or its designees) warrants to purchase 73,181 shares of Common Stock equal to 7.0% of the aggregate number of shares of Common Stock sold in the offering (the “Wainwright Warrants”). The Wainwright Warrants have a term of five (5) years from the date of the offering and an exercise price of $6.875 per share (equal to 125% of the offering price per share), subject to adjustments as provided in the terms of the Wainwright Warrants. The Wainwright Warrants provide for liquidated damages and compensation for buy-ins, if the Company fails to timely deliver the underlying Common Stock within specified timeframes from exercise. The Wainwright Warrants do not provide for any Black Scholes payout in the event of a fundamental transaction relating to the Company.

The Company concluded the freestanding Wainwright Warrants did not contain any provisions that would require liability classification and therefore should be classified in stockholder’s equity.

Most Favored Nations (MFN) Exchange Right

Under the Series B Certificate of Designations, each holder of the Series B Preferred Stock may have the right to exchange the stated value, plus accrued and unpaid dividends, of the Series B Preferred Stock for shares of common stock on a dollar-for-dollar basis with investors in this offering, in lieu of any cash subscription payments therefor, referred to herein as the Exchange Right. Any shares of our common stock issued pursuant to the Exchange Right are anticipated to be made pursuant to exemptions provided by Section 3(a)(9) under the Securities Act, or another applicable exemption therefrom, and accordingly will be freely transferable without restriction upon issuance pursuant to the exemption provided by Rule 144 under the Securities Act.

As of September 30, 2021, holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Series B Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 1,914,024 shares of Common Stock (which conversion the Company elected to make in full), and additional January 2021 Investor Warrants exercisable for up to an aggregate of 1,914,014 shares of Common Stock.

As a result, as of September 30, 2021, any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right in connection with up to 676.05 shares of Series B Preferred Stock plus accrued dividends of approximately $349,000 may require the Company to issue either: (i) up to 7,406 additional shares of Series C Preferred Stock that are currently convertible up to 740,612 underlying shares of Common Stock, together with January 2021 Investor Warrants to purchase up to an additional 740,612 shares of Common Stock an exercise price of $8.00 per share, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into the January 2021 Offerings, or (ii) up to 1,633,720  additional shares of Common Stock at a price of $3.40 per share under our At The Market Agreement dated May 26, 2021 (the “ATM Agreement”) (such price being the lowest price per share sold under the ATM Agreement to date), with no warrants, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into shares of Common Stock.

Note 12 – Warrants

During the three months ended September 30, 2021, in connection with the July 2021 Offering, the Company issued July 2021 Placement Agent Warrants to the placement agent and/or their designees to purchase an aggregate of 73,181 shares of Common Stock, as referenced in Note 11. These July 2021 Placement Agent Warrants were issued on July 22, 2021, are exercisable at $6.875 per share and expire five years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $263,000, as calculated using the Black-Scholes model, and had no effect on shareholders’ equity (See Note 11).

During the nine months ended September 30, 2021, the Company issued January 2021 Investor Warrants to purchase an aggregate of 563,915 shares of Common Stock to holders of Series B Preferred Stock who elected to exercise their Series B Exchange Rights into Series C Preferred Stock and related warrants, as referenced in Note 11. These January 2021 Investor Warrants were issued between April 1, 2021 and June 9, 2021, are exercisable at $8.00 per share and expire on July 6, 2026. The total grant date fair value of these warrants was determined to be approximately $3.4 million, as calculated using the Black-Scholes model, and were recorded as a deemed dividend and recognized on the exchange date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

During the nine months ended September 30, 2021, in connection with the January 2021 Offerings, the Company issued January 2021 Investor Warrants to the investor to purchase an aggregate of 1,066,666 shares of Common Stock, as referenced in Note 11. These January 2021 Investor Warrants were issued on January 6, 2021, are exercisable at $8.00 per share and expire on July 6, 2026. The exercise of the January 2021 Investor Warrants was prohibited until the Company received stockholder approval on February 24, 2021. The total grant date fair value of these warrants was determined to be approximately $6.0 million, as calculated using the Black-Scholes model, and were recorded as additional paid in capital based on their relative fair value of approximately $3.4 million (See Note 11).

During the nine months ended September 30, 2021, in connection with the conversion of the Series C Preferred Stock issued in the January 2021 Offerings, the Company issued pre-funded warrants to the investor to purchase an aggregate of 193,333 shares of Common Stock as referenced in Note 11. These pre-funded warrants were issued on January 6, 2021, are exercisable at $0.01 per share and do not expire. The total grant date fair value of these pre-funded was determined to be approximately $1.6 million and was recorded as additional paid in capital (See Note 11).

During the nine months ended September 30, 2021, in connection with the January 2021 Offerings, the Company issued January 2021 Placement Agent Warrants to the placement agent and/or their designees to purchase an aggregate of 74,666 shares of Common Stock, as referenced in Note 11. These January 2021 Placement Agent Warrants were issued on January 6, 2021, are exercisable at $9.375 per share and expire on July 6, 2026. The total grant date fair value of these warrants was determined to be approximately $392,000, as calculated using the Black-Scholes model, and had no effect on shareholders’ equity (See Note 11).

During the nine months ended September 30, 2021, the Company issued January 2021 Investor Warrants to purchase an aggregate of 1,914,024 shares of Common Stock to holders of Series B Preferred Stock elected to exercise their Series B Exchange Rights into Series C Preferred Stock and related warrants, as referenced in Note 11. These January 2021 Investor Warrants were issued between January 13, 2021 and June 9, 2021, are exercisable at $8.00 per share and expire on July 6, 2026. The exercise of 1,350,108 of these warrants was prohibited until the Company received stockholder approval on February 24, 2021. The total grant date fair value of these warrants was determined to be approximately $21.0 million, as calculated using the Black-Scholes model, and were recorded as a deemed dividend and recognized on the exchange date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

During the nine months ended September 30, 2021, in connection with the March 2021 Offering, the Company issued March 2021 Warrants to the investor to purchase an aggregate of 392,927 shares of Common Stock, as referenced in Note 11. These March 2021 Warrants were issued on March 10, 2021, are exercisable at $12.10 per share and expire five years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $3.5 million, as calculated using the Black-Scholes model, and were recorded as additional paid in capital (See Note 11).

During the nine months ended September 30, 2021, in connection with March 2021 Offering, the Company issued pre-funded warrants to the investor to purchase an aggregate of 205,854 shares of Common Stock, as referenced in Note 11. These pre-funded warrants were issued on March 10, 2021, are exercisable at $0.10 per share and do not expire. The total grant date fair value of these pre-funded was determined to be approximately $2.6 million and was recorded as additional paid in capital (See Note 11).

During the nine months ended September 30, 2021, in connection with the March 2021 Offering, the Company issued March 2021 Placement Agent Warrants to the placement agent and/or their designees to purchase an aggregate of 55,008 shares of Common Stock, as referenced in Note 11. These March 2021 Placement Agent Warrants were issued on March 10, 2021, are exercisable at $15.906 per share and expire five years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $453,000, as calculated using the Black-Scholes model, and had no effect on shareholders’ equity (See Note 11).

During the nine months ended September 30, 2021, the Company issued warrants to a consultant to purchase an aggregate of 20,000 shares of Common Stock that are subject to service-based milestone vesting conditions for investor relations services. These warrants were issued on February 8, 2021, are exercisable at $16.90 per share and expire four years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $214,000, as calculated using the Black-Scholes model.

During the three months ended September 30, 2021, warrants to purchase a total of 15,000 shares of Common Stock vested, with a grant date fair value of approximately $161,000, which was recorded as stock-based compensation and was included as part of general and administrative expense.

During the nine months ended September 30, 2021, warrants to purchase a total of 20,000 shares of Common Stock vested, with a grant date fair value of approximately $214,000, which was recorded as stock-based compensation and was included as part of general and administrative expense.

During the nine months ended September 30, 2021, warrants to purchase an aggregate of 952,620 shares of Common Stock, including the pre-funded warrants issued in January 2021 and March 2021, were exercised for 945,633 shares of Common Stock resulting in cash proceeds of approximately $4.9 million.

During the nine months ended September 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued Note Warrants to investors to purchase an aggregate of 181,325 shares of Common Stock with the issuance of the Promissory Notes as referenced in Note 9. These Note Warrants were issued between January 2, 2020 and January 9, 2020, and became exercisable commencing six (6) months following the issuance date at $10.70 per share and expire five years from issuance. The total grant date fair value of these warrants was determined to be approximately $1.6 million, as calculated using the Black-Scholes model, and were recorded as a debt discount based on their relative fair value.

During the nine months ended September 30, 2020, in connection with the January 2020 closings of the Promissory Note Offering, the Company issued placement agent warrants to purchase an aggregate of 19,973 shares of Common Stock. These placement agent warrants were issued between January 2, 2020 and January 9, 2020, vested immediately, and expire five years from issuance. 4,149 of these Placement Agent Warrants are exercisable at $12.10 per share and 15,823 are exercisable at $14.20 per share. The total grant date fair value of these placement agent warrants was determined to be approximately $174,000, as calculated using the Black-Scholes model, and was charged to debt discount that will be amortized over the life of the debt.

For the three and nine months ended September 30, 2020, in connection with the closing of the Series B Private Placement, the Company issued Series B Warrants to investors to purchase an aggregate of 145,628 shares of Common Stock with the issuance of the Series B Preferred Stock as referenced in Note 11. These Series B Warrants were issued on July 16, 2020, are exercisable commencing six (6) months following the issuance date at $8.50 per share and expire five years from issuance. The total grant date fair value of the Series B Warrants was determined to be approximately $8.1 million, as calculated using the Black-Scholes model, and were recorded as equity based on their relative fair value (See Note 11).

For the three and nine months ended September 30, 2020, in connection with the closing of the Exchange (See Note 11), the Company issued Exchange Warrants to certain investors to purchase an aggregate of 177,293 shares of Common Stock with the issuance of the Series B Preferred Stock as referenced in Note 11. These Exchange Warrants were issued on July 16, 2020, are exercisable commencing six (6) months following the issuance date at $8.50 per share and expire five years from issuance. The total grant date fair value of the Exchange warrants was determined to be approximately $1.0 million, as calculated using the Black-Scholes model, and were recorded as part of the loss on extinguishment (See Note 9).

For the three and nine months ended September 30, 2020, in connection with the closing of the Series B Private Placement, the Company issued the July Placement Agent Warrants to purchase an aggregate of 137,745 shares of Common Stock to the placement agent and/or their designees as referenced in Note 11. The July Placement Agent Warrants were issued on July 16, 2020, are exercisable commencing six (6) months following the issuance date at $9.60 per share and expire five years from issuance. The total grant date fair value of the July Placement Agent Warrants was determined to be approximately $745,000, as calculated using the Black-Scholes model, and were recorded as equity (See Note 11).

For the three and nine months ended September 30, 2020, in connection with the settlement and release with the Company’s former CEO, on July 14, 2020 the Company granted warrants to purchase an aggregate of 15,000 shares of Common Stock. The warrants were immediately exercisable, have an exercise price equal to $10.00 per share, a five-year term and may be exercised pursuant to a cashless exercise provision commencing six months from the issuance date. The total grant date fair value of these warrants was determined to be approximately $85,000, as calculated using the Black-Scholes model, and were included in the gain on settlement.

During the nine months ended September 30, 2020, warrants to purchase an aggregate of 5,977 shares of Common Stock expired with exercise prices ranging between $32.50 and $73.70 per share.

Warrant transactions for the nine months ended September 30, 2021 and 2020 were as follows:

		Exercise			Weighted
		Price Per			Average
	Warrants	Share			Price

Warrants outstanding and exercisable on January 1, 2020	537,828	$10.70	-	73.70	$25.30
Granted during the period	1,988,165	$8.50	-	14.20	$8.80
Expired during the period	(5,977)	$32.50	-	73.70	$51.50
Exercised during the period	-			-	-
Warrants outstanding and exercisable on September 30, 2020	2,520,016	$8.50	-	73.70	$12.20

Warrants outstanding and exercisable on January 1, 2021	2,517,722	$8.50	-	73.70	$12.20
Granted during the period	3,995,602	$0.01	-	16.90	$7.77
Expired during the period	(51,061)			-	-
Exercised during the period	(952,588)			-	-
Warrants outstanding and exercisable on September 30, 2021	5,509,675	$6.87	-	66.00	$9.96

Warrants exercisable on September 30, 2021, were as follows:

	Exercise Price			Number of Shares Under Warrants	Weighted Average Remaining Contract Life in Years	Weighted Average Exercise Price
	$0.00	-	9.99	4,482,860	4.40
	$10.00	-	19.99	840,745	3.62
	$20.00	-	29.99	32,003	1.82
	$30.00	-	39.99	61,155	0.61
	$40.00	-	49.99	16,425	0.53
	$50.00	-	59.99	72,714	0.47
	$60.00	-	69.99	3,773	0.17
Totals				5,509,675	4.16	$9.96

The weighted average fair value of warrants granted during the nine months ended September 30, 2021, and 2020, was $8.85 and $8.80 per share, respectively. The grant date fair values were calculated using the Black-Scholes model with the following weighted average assumptions:

	September 30,
	2021
Expected life (in years)		5.19
Volatility	83.8	-	90.8%
Risk-free interest rate	0.28	-	1.67
Dividend yield		-%

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

The terms of the New Awards to Mr. Sapirstein (the “New Sapirstein Awards”) covering 90,000 shares of the Common Stock at an exercise price of $8.50 per share comprised of (i) stock options to purchase 30,000 shares of Common Stock that vest over a term of 18 months in 18 equal monthly installments starting with the first monthly installment on February 16, 2022, (ii) stock options to purchase 20,000 shares of Common Stock that vested immediately upon the grant of such stock options, and (iii) stock options to purchase 40,000 shares of Common Stock subject to milestone-based vesting based upon the achievement of certain strategic milestones specified by the Board. The Company determined the cancellation and reissue of the New Sapirstein Awards did not result in modification accounting under ASC 718 as there was no change between the fair value of the original stock options immediately prior to the modification and the grant date fair value of the replacement stock options and no change to vesting conditions. The Company will recognize a total of approximately $359,000, representing the original unexpensed amount over the remaining requisite service periods of the New Sapirstein Awards.

The terms of the New Awards to Mr. Schneiderman (the “New Schneiderman Awards”) covering an aggregate of 28,500 shares of Common Stock at an exercise price of $8.50 per share comprised of (i) stock options to purchase 25,000 shares of Common Stock, of which stock options to purchase 7,986 shares of Common Stock vested immediately upon the grant of such stock options and the remaining stock options to purchase 17,014 shares of Common Stock will vest over a term of 2 years and 1 month in 25 equal monthly installments, and (ii) stock options to purchase 3,500 shares of Common Stock, of which stock options to purchase 1,750 shares of Common Stock vested immediately upon the grant of such stock options and the remaining options to purchase 1,750 shares of Common Stock vest over a term of 19 months in 19 equal monthly installments. The Company determined the cancellation and reissue of the New Schneiderman Awards did not result in modification accounting under ASC 718 as there was no change between the fair value of the original stock options immediately prior to the modification and the grant date fair value of the replacement stock options and no change to vesting conditions. The Company will recognize a total of $192,000 over the remaining requisite service periods of the New Schneiderman Awards, which amounts to the unexpensed amount of the original stock option grants.

During the three months ended September 30, 2021, the Company issued stock options under the 2020 Plan to new employees to purchase an aggregate of 18,781 shares of Common Stock with strike prices ranging from $5.80 to $7.50 per share and a term of ten years that vest in equal monthly installments over three years. These options had a total fair value of approximately $102,000, as calculated using the Black-Scholes model.

During the three months ended September 30, 2021, excluding the Prior Awards described above, stock options to purchase an aggregate of 0 shares of Common Stock under the 2014 Plan were cancelled.

During the nine months ended September 30, 2021, the Company issued stock options under the 2020 Plan to new employees to purchase an aggregate of 175,246 shares of Common Stock with strike prices ranging from $6.40 to $15.40 per share and a term of ten years that vest in equal monthly installments over three years. These options had a total fair value of approximately $403,000, as calculated using the Black-Scholes model.

During the nine months ended September 30, 2021, excluding the Prior Awards described above, stock options to purchase an aggregate of 15,477 shares of Common Stock under the 2014 Plan were cancelled with strike prices ranging between $8.50 and $36.00 per share.

During the nine months ended September 30, 2021, stock options to purchase an aggregate of 41,614 shares of Common Stock, subject to service-based milestone vesting conditions, vested with a total grant date fair value of approximately $305,000 which was recorded as stock-based compensation, of which approximately $245,000 was included as part of general and administrative expense and approximately $60,000 was included as part of research and development expense.

During the nine months ended September 30, 2021, stock options to purchase an aggregate of 75,500 shares of Common Stock, subject to performance-based milestone vesting conditions, vested due to the Company achieving certain clinical milestones, with a total grant date fair value of approximately $623,000 which was recorded as stock-based compensation, of which approximately $253,000 was included as part of general and administrative expense and approximately $370,000 was included as part of research and development expense. Stock options to purchase an aggregate of 43,750 shares of Common Stock, with a total grant date fair value of approximately $427,000, vested due to the Company completing enrollment of the Phase 2 OPTION 2 clinical trial. Stock options to purchase an aggregate of 21,000 shares of Common Stock, with a total grant date fair value of approximately $148,000, vested due to the Company’s public announcement of topline data for the Phase 2 OPTION 2 clinical trial. Stock options to purchase an aggregate of 750 shares of Common Stock, with a total grant date fair value of approximately $8,000, vested due to the Company completing enrollment of the Phase 2 Combination Trial in Europe. Stock options to purchase an aggregate of 10,000 shares of Common Stock, with a total grant date fair value of approximately $40,000, vested due to the Company determining that initiating a U.S. Phase 1 clinical trial for any product other than MS1819 became probable in connection with the initiation of the COVID-19 niclosamide trial.

During the three months ended September 30, 2020, the Company issued stock options to purchase an aggregate of 204,000 shares of Common Stock with a strike price of $8.50 per share and a term of ten years to its employees. These options had a total grant date fair value of approximately $1.4 million, as calculated using the Black-Scholes model.

During the three months ended September 30, 2020, the Board approved an amended and restated option grant to its Chief Financial Officer, amending and restating a grant previously made on January 2, 2020, to reduce the amount of shares issuable upon exercise of such option to be the maximum number of shares Mr. Schneiderman was eligible to receive under the 2014 Incentive Plan on the original grant date, or 30,000 shares, due to the 2014 Incentive Plan provisions relating to the Section 162(m) limitations described above. The Board also approved the issuance of a replacement option covering the balance of shares intended to be issued at that time, or 3,500 shares. The original stock option has an exercise price of $10.30, the closing sale price of Common Stock on January 2, 2020, which was the date of its original grant, and the replacement stock option has an exercise price of $8.50, the closing sale price of the Common Stock on its date of grant. Both the original stock option and the replacement stock option vest over a term of three years, in 36 equal monthly installments on each monthly anniversary of January 2, 2020. On the issuance date, 633 shares had vested, and 286 shares were unvested with approximately $24,000 of unrecognized expense. The Company determined the cancellation and reissue of these stock options resulted in an effective repricing of the stock options and modification accounting should be applied under ASC 718. The fair value of the original stock options immediately prior to the modification was approximately $23,000 and the grant date fair value of the replacement stock options was approximately $24,000. The Company will recognize a total of approximately $25,000 over the remaining requisite service period through January 1, 2023.

During the nine months ended September 30, 2020, the Company issued stock options to purchase an aggregate of 33,500 shares of Common Stock with a strike price of $10.30 per share and a term of ten years to its chief financial officer that vest quarterly over three years. These options had a total grant date fair value of approximately $281,000, as calculated using the Black-Scholes model.

During the nine months ended September 30, 2020, the Company issued stock options to purchase an aggregate of 46,000 shares of Common Stock with a strike price of $9.70 per share and a term of ten years to its non-executive directors. These options had a total grant date fair value of approximately $210,000, as calculated using the Black-Scholes model.

During the nine months ended September 30, 2020, stock options to purchase an aggregate of 23,500 shares of Common Stock were cancelled with strike prices ranging between $9.70 and $36.00 per share.

During the three months ended September 30, 2020, stock options to purchase an aggregate of 23,425 shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $139,000 and recorded as stock-based compensation, of which approximately $120,000 was included as part of general and administrative expense and approximately $20,000 was included as part of research and development expense.

During the nine months ended September 30, 2020, stock options to purchase an aggregate of 60,008 shares of Common Stock, subject to service conditions, vested with a total grant date fair value of approximately $361,000 and recorded as stock-based compensation, of which approximately $341,000 was included as part of general and administrative expense and approximately $20,000 was included as part of research and development expense.

During the nine months ended September 30, 2020, stock options to purchase an aggregate of 5,000 shares of Common Stock, subject to performance conditions vesting, vested with a total grant date fair value of approximately $20,000 and were recorded as stock-based compensation, and included as part of general and administrative expense due to the Company initiating the Option 2 clinical trial for adrulipase.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,
	2021
Contractual term (in years)		10
Volatility	83.8	-	90.6%
Risk-free interest rate	83.9	-	1.69
Dividend yield		-%

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

During the nine months ended September 30, 2021 and 2020, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Stock options outstanding on January 1, 2020	167,750	$21.70	5.37	$-
Granted during the period	287,001	$8.90	9.79	-
Canceled during the period	(23,500)	$19.40	3.28	-
Stock options outstanding on September 30, 2020	431,251	$13.80	6.52	$-
Exercisable on September 30, 2020	131,275	$22.20	6.09	$-

Non-vested stock options outstanding on January 1, 2020	88,350	$13.30	6.26	$-
Granted during the period	287,001	$10.00	10.00	-
Vested during the period	(59,375)	$25.90	6.88	-
Canceled during the period	(16,000)	$13.00	7.10	-
Non-vested stock options outstanding on September 30, 2020	299,976	$9.80	8.75	$-

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Stock options outstanding on January 1, 2021	407,026	12.46	7.94	$-
Granted during the period	175,246	$8.61	10.00	-
Canceled during the period	(134,476)	$10.47	2.87	-
Stock options outstanding on September 30, 2021	447,796	$11.55	7.57	-
Exercisable on September 30, 2021	280,272	$13.76	6.78	$-

Non-vested stock options outstanding on January 1, 2021	274,065	$9.90	8.42	-
Granted during the period	175,246	$8.61	10.00	-
Vested during the period	(185,870)	$10.38	-	-
Canceled during the period	(95,917)	$-	-	-
Non-vested stock options outstanding on September 30, 2021	167,524	$8.44	8.87	$-

As of September 30, 2021, the Company had unrecognized stock-based compensation expense of approximately $1.1 million. Approximately $0.9 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 1.85 years. Approximately $40,000 of this unrecognized expense will vest upon initiating a Phase 3 clinical trial in the U.S. for MS1819. Approximately, $140,000 of this unrecognized expense will vest upon the public release of topline data of the complete Combination Trial results. Approximately, $140,000 of this unrecognized expense will vest upon signing of a definitive term sheet with Board approval for either (i) a strategic licensing, distribution, or commercialization agreement for MS1819 with a bona fide partner, or (ii) the substantial sale of the Company or the MS1819 asset, on or before December 31, 2021. The Company will recognize the expense related to these milestones when the milestones become probable.

As of September 30, 2020, the Company had unrecognized stock-based compensation expense of approximately $2.2 million. Approximately $1.2 million of this unrecognized expense will be recognized over the average remaining vesting term of the options of.8.75 years. Approximately $440,000 of this unrecognized expense will vest upon enrollment completion of the next adrulipase Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $41,000 of this unrecognized expense will vest upon enrollment completion of the ongoing Combination Trial in Europe. Approximately $20,000 of this unrecognized expense will vest upon trial completion of the next adrulipase Phase II clinical trial in the U.S. for CF (the OPTION 2 Trial). Approximately $40,000 of this unrecognized expense vests upon the Company initiating a Phase III clinical trial in the U.S. for adrulipase. Approximately $40,000 of this unrecognized expense vests upon initiating a U.S. Phase I clinical trial for any product other than adrulipase. Approximately, $140,000 of this unrecognized expense vests upon the public release of topline data of the complete Combination Trial results. Approximately, $140,000 of this unrecognized expense vests upon the public release of topline data of the complete OPTION 2 Trial results. Approximately, $140,000 of this unrecognized expense vests upon signing of a definitive term sheet with Board approval for either (i) a strategic licensing, distribution or commercialization agreement for adrulipase with a bona fide partner, or (ii) the substantial sale of the Company or the adrulipase asset, on or before December 31, 2021. The Company will recognize the expense related to these milestones when the milestones become probable.

Note 14 – Agreements

License Agreement with First Wave Bio, Inc. (FWB)

On December 31, 2020, the Company entered into the FWB License Agreement, pursuant to which FWB granted us a worldwide, exclusive right to develop, manufacture, and commercialize FWB’s proprietary immediate release and enema formulations of niclosamide (the “Niclosamide Product”) for the fields of treating ICI-AC and COVID-19 in humans.

In consideration of the license and other rights granted by FWB, the Company agreed to pay FWB a $9.0 million upfront cash payment due within 10 days, which was paid in January 2021 and were obligated to make an additional payment of $1.25 million due on June 30, 2021, which was paid in July 2021. In addition, the Company was obligated to pay potential milestone payments to FWB totaling up to $37.0 million for each indication, based upon the achievement of specified development and regulatory milestones. As of September 30, 2021, the Company achieved a milestone related to clinical development of niclosamide in the COVID-19 field and has expensed $1.0 million in research and development. Under the FWB License Agreement we were obligated to pay FWB royalties as a mid-single digit percentage of net sales of the Niclosamide Product, subject to specified reductions. We were also obligated to issue to FWB junior convertible preferred stock, initially convertible into $3.0 million worth of Common Stock based upon the volume weighted average price of the Common Stock for the five-day period immediately preceding the date of the FWB License Agreement, or $9.118 per share, convertible into an aggregate of 329,019 shares of Common Stock. As of December 31, 2020, this was initially classified as a liability in the consolidated balance sheet because of certain NASDAQ restrictions and the requirement to obtain stockholder approval.

On January 8, 2021, in connection with the securities purchase agreement with FWB (the “FWB Purchase Agreement”) pursuant to which we issued to FWB 3,290.1960 shares of Series C Preferred Stock, which were convertible into an aggregate of 329,019 shares of Common Stock based on a conversion price of $7.50 per share, and with a grant date fair value of approximately $2.5 million. The FWB Purchase Agreement contains demand and piggyback registration rights with respect to the Common Stock issuable upon conversion of the Series C Preferred Stock.

The conversion price of the Series C Preferred Stock was determined to be beneficial and, as a result, the Company recorded a deemed dividend of approximately $230,000 equal to the intrinsic value of the beneficial conversion feature and recognized on the issuance date and recorded as a reduction of income available to common stockholders in computing basic and diluted loss per share.

Upon the 2021 Stockholder Approval on February 24, 2021, the Company recognized a change in fair value of approximately $0.5 million based on the difference in fair value of the $3.0 million liability initially recorded pursuant to the FWB License Agreement as of December 31, 2020 and the fair value of approximately $2.5 million of Series C Preferred Stock issued pursuant to the FWB Purchase Agreement to settle the liability.

Following the 2021 Stockholder Approval, the shares of Series C Preferred Stock were automatically converted into Common Stock.

Upon consummating the FWB Merger on September 13, 2021, the FWB License Agreement was effectively canceled.

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

TransChem Sublicense

In August 2017, the Company entered into a sublicense agreement with TransChem, pursuant to which TransChem granted the Company an exclusive license to patents and patent applications relating to Helicobacter pylori 5’methylthioadenosine nucleosidase inhibitors (the “TransChem Licensed Patents”) currently held by TransChem (the “TransChem Sublicense Agreement”). In March 2020, the Company provided TransChem with sixty (60) days prior written notice of its intent to terminate the TransChem Sublicense Agreement, which as of September 30, 2021 has been terminated.

Note 15 – Leases

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

Lease expense amounted to approximately $79,000 and $55,000, respectively, for the three months ended September 30, 2021, and 2020.

Lease expense amounted to approximately $186,000 and $129,000, respectively, for the nine months ended September 30, 2021, and 2020.

The weighted-average remaining lease term and weighted-average discount rate under operating leases on September 30, 2021, are:

September 30,
2021
Lease term and discount rate
Weighted-average remaining lease term (years)	4.5
Weighted-average discount rate	6.91%

Maturities of operating lease liabilities on September 30, 2021, were as follows:

2021	$57,019
2022	81,254
2023	83,691
2024	86,202
2025	88,788
Thereafter	60,593
Total lease payments	457,547
Less imputed interest	(67,064)
Present value of lease liabilities	$390,483

Note 16 - Income Taxes

The Company did not record a federal or state income tax provision or benefit for each of the nine ended September 30, 2021 and 2020 due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

On September 30, 2021, and December 31, 2020, the Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes.

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

On September 30, 2021, diluted net loss per share did not include the effect of 721,364 shares of Common Stock issuable upon the conversion of Series B preferred stock, including accrued and unpaid dividends through September 30, 2021, 5,509,675 shares of Common Stock issuable upon the exercise of outstanding warrants, 11,200 shares of restricted stock not yet issued, 27,500 unearned shares of restricted stock and RSUs, and 448,296 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion. Also excluded from the diluted net loss per are the potentially dilutive effect of up shares of Common Stock shares of Common Stock issuable upon exercise of January 2021 Investor Warrants potentially issuable pursuant the Series B Exchange Right

At September 30, 2020, diluted net loss per share did not include the effect of 2,931,440 shares of Common Stock issuable upon the conversion of convertible debt, 736,118 shares of Common Stock issuable upon the exercise of outstanding warrants, 38,700 shares of Common Stock pursuant to unearned and unissued restricted stock and RSUs, and 227,250 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion.

At September 30, 2020, diluted net loss per share did not include the effect of 2,931,440 shares of Common Stock issuable upon the conversion of Series B Preferred Stock including accrued and unpaid dividends, 2,520,016 shares of Common Stock issuable upon the exercise of outstanding warrants, 38,700 shares of Common Stock pursuant to unearned and unissued restricted stock and RSUs, and 431,250 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion

Note 18 - Employee Benefit Plans

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

Employer contributions under this 401(k) plan amounted to approximately $26,000 and $40,000 for the three months ended September 30, 2021 and 2020, respectively.

Employer contributions under this 401(k) plan amounted to approximately $81,000 and $62,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 19 - Subsequent Events

ATM Agreement Sales

On October 4, 2021, the Company achieved a milestone for clinical development pursuant to the FWB Merger Agreement in connection with dosing of the first patient in the Company’s Phase 2 clinical trial for FW-UP for ulcerative proctitis resulting in a $2.0 million payment to FWB.

Achievement of Milestone pursuant to FWB Merger Agreement

On October 4, 2021, the Company achieved a milestone for clinical development pursuant to the FWB Merger Agreement in connection with dosing of the first patient in the Company’s Phase 2 clinical trial for FW-UP for ulcerative proctitis resulting in a $2.0 million payment to FWB, which is included in the $17.0 million aggregate payment amount discussed under the heading "FWB Payments" below.

Most Favored Nations (MFN) Exchange Right

Subsequent to September 30, 2021, holders of approximately 13.80 shares of Series B Preferred Stock with an aggregate Series B Exchange Amount of approximately $113,900 have elected to exercise their Series B Exchange Rights into an aggregate of 33,500 shares of Common Stock at a price per shares of $3.40.

FWB Payments

Fortis Advisors LLC is the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB in connection with the FWB Merger Agreement. On October 29, 2021, the Representative filed a complaint against us in the Court of Chancery of the State of Delaware, seeking to enforce rights to payment of $8.0 million due October 28, 2021 pursuant to the FWB Merger Agreement.  On November 15, 2021, the Company reached an agreement with the Representative to settle the litigation, under terms that, among other things, involve a substantial reduction in immediate payment obligations and deferrals of certain remaining milestone and other payment obligations over time, with an immediate payment of $2.0 million and periodic installments of $500,000 per month payable from January 2022 through August 2022 and $1.0 million per month payable from September 2022 through July 2023 until an aggregate of $17.0 million is received.  The aggregate amounts payable under the FWB Merger Agreement, as disclosed in the Company’s Form 8-K filed September 13, 2021, remain unchanged.  The parties are currently negotiating definitive agreements with respect to the litigation settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “First Wave,” “AzurRx,” “Company,” “we,” “us,” “our,” or similar references mean First Wave BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “First Wave BioPharma” refer to First Wave BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to First Wave BioPharma’s wholly owned subsidiary through which we conduct our European operations. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

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

We are currently focused on developing our pipeline of gut-restricted GI clinical drug candidates, including niclosamide, an oral small molecule with anti-viral and anti-inflammatory properties, and the biologic adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients.

Our niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications and viral diseases. We are currently advancing two separate clinical programs of our niclosamide formulations currently in Phase 2 clinical trials, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, and FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”). In April 2021, we launched the Phase 2 RESERVOIR COVID-19 GI clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide.

Additionally, we plan to clinically advance FW-ICI-AC for Immune Checkpoint Inhibitor-associated colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients in 2022, which has received FDA clearance of the investigational new drug (“IND”) application filed in September 2021. We are further developing two pre-IND programs of our niclosamide therapies for additional IBD indications, including FW-UC for ulcerative colitis (“UC”) and FW-CD for Crohn’s disease (“CD”).

Our adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in 2021, we announced positive topline results from our Phase 2 Combination trial in Europe. We are currently focused on formulation development for adrulipase.

We are developing our drug candidates for a host of GI diseases where there are significant unmet clinical needs and limited therapeutic options, resulting in painful, life threatening and discomforting consequences for patients. Our mission is to help protect the health and restore quality of life for the millions of people afflicted by these GI diseases.

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

As of September 30, 2021, we had cash and cash equivalents of approximately $7.2 million, and had sustained cumulative losses attributable to common stockholders of approximately $142.7 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by the COVID-19 pandemic, which is evolving and could negatively impact our ability to raise additional capital in the future.

We have funded our operations to date primarily through the issuance of debt, convertible debt securities, preferred stock, as well as the issuance of Common Stock in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of niclosamide, adrulipase and any other drug candidates. We will require additional financing to develop our drug candidates, run clinical trials, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We will seek funds through additional equity and/or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Although, we are primarily focused on the development of our drug candidates, including niclosamide and adrulipase, we are also opportunely focused on expanding our product pipeline of clinical assets through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions business combinations, and other partnership opportunities. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Currently, we have approximately $93.7 million of securities available to be sold under the shelf registration statement filed on May 26, 2021, which was declared effective on June 2, 2021 and will expire on June 2, 2024, and approximately $37.0 million of our Common Stock available for issuance pursuant to an ATM Agreement with H.C. Wainwright & Co., LLC. We may sell the remaining shares of Common Stock that may be issued under the ATM Agreement at our discretion from time to time until June 1, 2024, subject to the continued effectiveness of a registration statement covering such shares of Common Stock sold by us.

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

Our ability to issue common stock and other securities exercisable or convertible for shares of our common stock is subject to availability of a sufficient amount of authorized shares of common stock pursuant to our certificate of incorporation. As of November 12, 2021, there were 4,166,317 shares of common stock authorized and available for issuance on a fully-diluted basis which includes reservations of shares of common stock for the 2020 Plan and the Series B Exchange Right. We recently filed a preliminary proxy statement with the Securities and Exchange Commission including a proposal, to be voted on at our upcoming annual meeting of stockholders, to increase the total number of authorized shares of our common stock by 25,000,000 to 50,000,000 shares. This proposal must be approved by the affirmative vote of a majority of the outstanding shares of our common stock entitled to vote on the proposal at the meeting, and there can be no assurance that this proposal will be approved.

On September 13, 2021, we entered into the FWB Merger Agreement with FWB. At the effective time of the FWB Merger, the former FWB stockholders received an applicable pro rata share of (i) $3.0 million in cash and (ii) 624,025 shares of the Common Stock. The remaining non-contingent purchase price is payable to the former FWB stockholders on a pro rata basis upon our payment of (i) $8.0 million in cash, payable within 45 days of the FWB Merger and, (iii) $7.0 million in cash, payable by March 31, 2022. As of November 15, 2021, we have not made payment of the $8.0 million in cash due to the former FWB stockholders. In addition, we have not paid interest on such payment, which accrues at a rate of 8.0% per annum commencing on October 28, 2021, until satisfied. For additional information, see the disclosure under the heading “Legal Proceedings” in Item 1 of Part II of this Form 10-Q.

Consolidated Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Operating expenses:
Research and development expenses	$24,378,318	$1,795,684	$22,582,634
General and administrative expenses	6,021,160	1,916,250	4,104,910
Total operating expenses	30,399,478	3,711,934	26,687,544
Other expenses (income)	1,310	1,601,972	(1,600,662)
Net loss	$30,400,788	$5,313,906	$25,086,882

Research and Development Expense

Research and development expenses include cash and non-cash expenses primarily relating to the development of our niclosamide and adrulipase drug candidates.

Non-cash research and development expenses, including stock-based compensation, and depreciation and amortization totaled approximately $0.3 million for the three months ended September 30, 2021, and approximately $0.2 million recorded for the three months ended September 30, 2020. Cash research and development expenses for the three months ended September 30, 2021 totaled approximately $24.1 million, an increase of approximately $22.5 million, or 1,395% over the approximately $1.6 million recorded for the three months ended September 30, 2020.

The increase in total research and development expenses was primarily attributable to increases of approximately $21.3 million in acquired research and development related to the FWB acquisition in September 2021 which was expensed (see Note 4), approximately $0.5 million in clinical related expenses in connection with conducting two Phase 2 clinical trials for niclosamide during the three months ended September 30, 2021, as compared to one Phase 2 clinical trial for adrulipase during the three months ended September 30, 2020, approximately $0.9 million in CMC primarily related to activates for adrulipase and drug supply for clinical trials for niclosamide.

We expect cash research and development expense to increase during the remainder of this fiscal year as we conduct two clinical trials for niclosamide, pursue additional CMC activities in connection with formulation development for adrulipase, and personnel related costs in connection with new hires.

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

Non-cash general and administrative expenses, including stock-based compensation, stock expense and depreciation and amortization totaled approximately $0.2 million for the three months ended September 30, 2021, and approximately $0.1 million recorded for the three months ended September 30, 2020. Cash general and administrative expenses for the three months ended September 30, 2021 totaled approximately $5.8 million, an increase of approximately $4.1 million, or 234% over the approximately $1.9 million recorded for the three months ended September 30, 2020.

The increase in total general and administrative was due primarily to increases of approximately $2.1 million in public company costs, including investor relations, corporate communications in connection with market awareness campaigns and compliance related fees, approximately $1.3 million of legal expenses primarily related to increased transaction activity and corporate governance and the FWB Merger in September 2021, approximately, $0.3 million in insurance costs, approximately $0.1 million in personnel costs, approximately $0.1 million in director fees, and approximately $0.1 million in accounting and auditing fees.

We expect cash general and administrative expenses to remain relatively stable during the remainder of this fiscal year to support our research and development efforts and growing operations.

Other Expense (Income)

Other expense for the three months ended September 30, 2021 was about $0, a decrease of approximately $1.6 million, or 100% compared to the approximately $1.6 million of other expense recorded for the three months ended September 30, 2020. Interest expense was approximately $0 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively. The decreased interest expense was primarily due to amortization of debt discount and accrued interest related to the convertible debt issued in December 2019 and January 2020 for the three months ended September 30, 2020, which was not present for the three months ended September 30, 2021. Gain on debt extinguishment was approximately $0 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and loss on settlement was approximately $0 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Net Loss

As a result of the factors above, our net loss for the three months ended September 30, 2021 totaled approximately $30.4 million, an increase of approximately $25.1 million, or 472% over the approximately $5.3 million recorded for the three months ended September 30, 2020.

Consolidated Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended
	September 30,		Increase
	2021	2020	(decrease)
Operating expenses:
Research and development expenses	$32,542,143	$4,438,229	$28,103,914
General and administrative expenses	15,347,764	4,595,860	10,751,904
Total operating expenses	47,889,907	9,034,089	38,855,818
Other expenses (income)	(524,545)	6,236,985	(6,761,530)
Net loss	$47,365,362	$15,271,074	$32,094,288

Research and Development Expense

Research and development expenses include cash and non-cash expenses primarily relating to the development of our niclosamide and adrulipase drug candidates.

Non-cash research and development expenses, including stock-based compensation, and depreciation and amortization totaled approximately $1.0 million for the nine months ended September 30, 2021 and approximately $0.4 million recorded for the nine months ended September 30, 2020. Cash research and development expenses for the nine months ended September 30, 2021 totaled approximately $31.6 million, an increase of approximately $27.8 million, or 690% over the approximately $4.0 million recorded for the nine months ended September 30, 2020.

The increase in total research and development expenses was primarily attributable increases of approximately $21.3 million in acquired research and development related to the FWB Merger in September 2021, approximately $2.8 million in clinical related expenses in connection with conducting two Phase 2 clinical trials for adrulipase and one clinical trial for niclosamide during the nine months ended September 30, 2021, as compared to one Phase 2 clinical trial for adrulipase during the nine months ended September 30, 2020, approximately $1.9 million in CMC related activates primarily for adrulipase and drug supply for clinical trials for niclosamide, approximately $1.0 million milestone payment pursuant to the FWB License Agreement related to niclosamide clinical development, approximately $0.5 million in non-cash stock option expense, and approximately $0.7 million in regulatory and consulting expenses.

We expect cash research and development expense to remain stable during the remainder of this fiscal year as we initiate and conduct two clinical trials for niclosamide and pursue additional CMC activities in connection with formulation development for adrulipase, and personnel related costs in connection with new hires.

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

Non-cash expenses, including stock-based compensation, stock expense and depreciation and amortization totaled approximately $2.0 million for the nine months ended September 30, 2021, and approximately $0.5 million recorded for the nine months ended September 30, 2020. Cash general and administrative expenses for the nine months ended September 30, 2021 totaled approximately $13.3 million, an increase of approximately $9.2 million, or 224% over the approximately $4.1 million recorded for the nine months ended September 30, 2020.

The increase in total general and administrative was due primarily to increases of approximately $5.4 million in public company costs, including investor relations, corporate communications, in connection with market awareness campaigns, including a special meeting of the shareholders, and compliance related fees, approximately $2.0 million of legal expenses primarily related to increased transaction activity, corporate governance and the FWB Merger in September 2021, approximately $0.4 million in insurance costs, approximately $0.3 million of business development costs primarily related to fees for the FWB License Agreement, approximately $0.3 million of other costs related to the settlement with our former investment bank, approximately $0.3 million in personnel costs, and approximately $0.2 million in directors fees, offset by aggregate decreases of approximately $0.1 million in consulting costs.

We expect cash general and administrative expenses to remain relatively stable during the remainder of this fiscal year to support our research and development efforts and growing operations.

Other Expense (Income)

Other income for the nine months ended September 30, 2021 totaled approximately $0.5 million, a decrease in expense of approximately $6.8 million, or 108% over the approximately $6.2 million of other expense recorded for the nine months ended September 30, 2020. Interest expense was approximately $0.0 and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. The decreased interest expense was primarily due to amortization of debt discount and accrued interest related to the convertible debt issued in December 2019 and January 2020 for the nine months ended September 30, 2020, which was not present for the nine months ended September 30, 2021. The change in fair value was approximately $0.5 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. The increased change in fair value related to the extinguishment of the $3.0 million liability in connection with FWB License Agreement pursuant to the issuance of Series C Preferred Stock with a fair value of approximately $0.5 million for the nine months ended September 30, 2021, which was not present for the nine months ended September 30, 2020.

Net Loss

As a result of the factors above, our net loss for the nine months ended September 30, 2021 totaled approximately $47.4 million, an increase of approximately $32.1 million, or 210% over the approximately $15.3 million recorded for the nine months ended September 30, 2020.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(26,425,432)	$(5,331,557)
Investing activities	(10,321,448)	(2,808)
Financing activities	37,940,638	16,493,726
Net increase (decrease) in cash and cash equivalents	$1,193,758	$11,159,361

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 of approximately $26.4 million was primarily attributable to our net loss of approximately $47.3 million adjusted for addbacks of non-cash expenses of approximately $2.4 million, mostly related to common stock and warrants issued to consultants of approximately $1.3 million, depreciation and amortization of approximately $0.4 million, and stock-based compensation of approximately $1.3 million partially offset by a change in the fair value of liability $0.5 million and a net increase of working capital of approximately $18.4 million.

Net cash used in operating activities for the nine months ended September 30, 2020 of approximately $5.3 million was attributable to our net loss of approximately $15.2 million plus adjustments to reconcile net loss to net cash used in operating activities of depreciation and amortization expense of $422,217, non-cash stock-based compensation of $369,517, non-cash restricted stock granted to employees and directors of $27,292, non-cash Common Stock granted to members of the Company's board of directors to settle accounts payable of $131,137, non-cash Common Stock granted to consultants of $109,605, non-cash accretion of debt discount of $4,580,167, non-cash interest on convertible debt of $234,334, loss on debt extinguishment of $609,998, gain on settlement of $211,430, and beneficial conversion feature related to the promissory note exchange of $798,413, and non-cash lease expense of $4,855. Changes in assets and liabilities are due to a decrease in other receivables of $2,121,336 due primarily to the payments of French research and development (“R&D”) tax credits, a decrease in prepaid expenses of $446,766 due primarily to the expensing of prepaid insurance, a decrease in other liabilities of $31,104, and a decrease of accounts payable and accrued expense of $90,147, offset by an increase in an increase in deposits of $4,180, and an increase in accrued dividends payable of $408,043.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was approximately $10.3 million, consisting of $9.0 million in cash payments related to the FWB License Agreement, $1.0 million in cash payments related to the milestone payments in connection with FWB License Agreement and approximately $71,000 related to the purchase of office furniture and equipment.

Net cash used in investing activities for the nine months ended September 30, 2020, was approximately $3,000, which consisted of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities of approximately $37.9 million for the nine months ended September 30, 2021 was primarily due to the issuance of the Series C Preferred Stock and warrants of approximately $7.1 million from the January 2021 Offerings, the issuance of the Common Stock and warrants of approximately $18.1 million from public offerings, the issuance of the Common Stock of approximately $8.3 million from ATM Agreement sales and the cash proceeds from warrant exercises of approximately $4.9 million, offset by repayments of approximately $0.4 million related to the note payable.

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of  approximately $13.2 million  from the from the issuance of the preferred stock in the Series B Private Placement, approximately $3.2 million from the issuance of the convertible debt in our offering of Senior Convertible Promissory Notes and warrants to purchase shares of Common Stock that occurred in December 2019, approximately $1.0 million from the proceeds of the Equity Line, and of approximately $0.2 million from the issuance of a note payable in connection with the Paycheck Protection Program (“PPP”) loan, offset by repayments of convertible debt of $475,000 plus accrued interest of approximately $105,000 related to the issuance to ADEC Equity Investments, LLC of two Senior Convertible Notes (the “ADEC Notes”) and Senior Convertible Promissory Notes, and repayment of notes payable of approximately $624,000, which included the repayment of the PPP loan.

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

During the nine months ended September 30, 2021, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fortis Advisors LLC is the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB in connection with the FWB Merger Agreement. On October 29, 2021, the Representative filed a complaint against us in the Court of Chancery of the State of Delaware, seeking to enforce rights to payment of $8.0 million due October 28, 2021 pursuant to the FWB Merger Agreement.  On November 15, 2021, the Company reached an agreement with the Representative to settle the litigation, under terms that, among other things, involve a substantial reduction in immediate payment obligations and deferrals of certain remaining milestone and other payment obligations over time, with an immediate payment of $2.0 million and periodic installments of $500,000 per month payable from January 2022 through August 2022 and $1.0 million per month payable from September 2022 through July 2023 until an aggregate of $17.0 million is received.  The aggregate amounts payable under the FWB Merger Agreement, as disclosed in the Company’s Form 8-K filed September 13, 2021, remain unchanged.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on March 31, 2021. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize our business, financial condition and future prospects could be negatively impacted. As of November 15, 2021, there have been no material changes to the disclosures made in the above referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
2.1†	Agreement and Plan of Merger dated September 13, 2021, by and among the Company, Alpha Merger Sub, Inc., and Fortis Advisors LLC, as shareholder representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2021) ††
3.1*	Amended and Restated Certificate of Incorporation of First Wave BioPharma, Inc., as amended.
4.1	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

_________________

* filed herewith

** furnished, not filed

† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

†† Certain portions of this exhibit, that are not material and would likely cause competitive harm to the registrant if publicly disclosed, have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Chairman (Principal Executive Officer)

	By	/s/ Daniel Schneiderman
Date: November 15, 2021		Daniel Schneiderman Chief Financial Officer (Principal Financial and Accounting Officer)