Form 10-Q/A
period 2021-09-30
First Wave BioPharma, Inc.
filed 2021-11-16
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

First Wave BioPharma, Inc. (the “Company”) is filing this amendment (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Quarterly Report”) to furnish the Interactive Data files as Exhibit 101. For the convenience of the reader, this Amendment refiles in its entirety the Quarterly Report. Additionally, this filing includes updated CEO and CFO certifications filed as Exhibits 31.1, 31.2, 32.1, 32.2. No other changes have been made to the original filing.

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

See accompanying notes to consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

FORMERLY AZURRX BIOPHARMA, INC.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Series C Convertible		Series B Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, January 1, 2021	-	$-	2,774	$-	3,115,031	$312	$93,837,739	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,667	1	-	-	-	-	7,105,167	-	-	7,105,168
Issuance of Series C preferred stock for license acquired	3,290	1	-	-	-	-	2,467,648	-	-	2,467,649
Beneficial conversion feature of Series C preferred stock	-	-	-	-	-	-	4,507,125	-	-	4,507,125
Deemed dividend of Series C preferred stock	-	-	-	-	-	-	(4,507,125)	-	-	(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	19,140	1	(1,839)	-	-	-	(1,431)	-	-	(1,430)
Warrants issued in connection with exchange of Series B preferred stock	-	-	-	-	-	-	21,009,683	-	-	21,009,683
Deemed dividend related to exchange of Series B preferred stock	-	-	-	-	-	-	(21,008,253)	-	-	(21,008,253)
Common stock issued upon conversion of Series B preferred stock	-	-	(259)	-	258,278	26	(26)	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	(349,132)	-	-	(349,132)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(33,097)	(3)	-	-	3,125,460	312	(309)	-	-	-
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	-	-	-	-	1,625,454	163	14,155,887	-	-	14,156,050
Effect of cancelled shares from the 10-for-1 reverse stock split	-	-	-	-	(1,706)	-	-	-	-	-
Issuance of common stock at-the-market for cash, net of offering costs	-	-	-	-	1,651,225	165	8,325,030	-	-	8,325,195
Common stock issued for intellectual property acquired, net	-	-	-	-	624,025	62	3,999,938	-	-	4,000,000
Common stock cancelled in connection with acquisition of First Wave Bio, Inc.	-	-	-	-	(332,913)	(33)	33	-	-	-
Common stock issued upon exercise of warrants	-	-	-	-	945,644	94	4,906,536	-	-	4,906,630
Common stock and warrants issued to consultants	-	-	-	-	97,230	10	1,215,849	-	-	1,215,859
Settlement with former placement agent	-	-	-	-	7,500	1	94,498	-	-	94,499
Stock-based compensation	-	-	-	-	-	-	1,268,710	-	-	1,268,710
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(154,561)	(154,561)
Net loss	-	-	-	-	-	-	-	(47,365,362)	-	(47,365,362)
Balance, September 30, 2021	-	$-	676	$-	11,115,228	$1,112	$137,027,567	$(142,731,560)	$(1,267,107)	$(6,969,988)

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance, July 1, 2021	-	$-	676	$-	8,258,507	$826	$120,592,372	$(112,330,770)	$(1,225,503)	$7,036,924
Dividends on preferred stock	-	-	-	-	-	-	(118,089)	-	-	(118,089)
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	-	-	-	-	1,045,454	105	5,096,655	-	-	5,096,760
Issuance of common stock at-the-market for cash, net of offering costs	-	-	-	-	1,501,661	150	7,150,697	-	-	7,150,847
Effect of cancelled shares from the 10-for-1 reverse stock split	-	-	-	-	(1,706)	-	-	-	-	-
Common stock issued for intellectual property acquired, net	-	-	-	-	624,025	62	3,999,938	-	-	4,000,000
Common stock cancelled in connection with acquisition of First Wave Bio, Inc.	-	-	-	-	(332,913)	(33)	33	-	-	-
Common stock and warrants issued to consultants	-	-	-	-	20,200	2	123,547	-	-	123,549
Stock-based compensation	-	-	-	-	-	-	182,414	-	-	182,414
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(41,604)	(41,604)
Net loss	-	-	-	-	-	-	-	(30,400,788)	-	(30,400,788)
Balance, September 30, 2021	-	$-	676	$-	11,115,228	$1,112	$137,027,567	$(142,731,560)	$(1,267,107)	$(6,969,988)

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

Common Stock

The Company had 11,115,228 and 3,115,031 shares of its Common Stock issued and outstanding on September 30, 2021 and December 31, 2020, respectively.

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

January 2021 Offerings

On December 31, 2020, the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.333 shares of Series C Preferred Stock, at a price of $750.00 per share, initially convertible into an aggregate of 533,333 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $7.50 per share (the “ January 2021 Registered Direct Offering”).

Concurrently with the Registered Direct Offering, in a private placement offering pursuant to the Series C Purchase Agreement (the “ January 2021 Private Placement,” and together with the January 2021 Registered Direct Offering, the “ January 2021 Offerings”), the Company agreed to sell an additional 5,333.3333 shares of Series C Preferred Stock at the same price as the Series C Preferred Stock offered in the January 2021 Registered Direct Offering and convertible on the same terms and warrants (the “ January 2021 Investor Warrants”) to purchase up to an aggregate of 1,066,666 shares of Common Stock, with an exercise price of $8.00 per share and a maturity date of July 6, 2026.

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

The Company paid the placement agent a cash fee equal to 8.0% and a management fee equal to 1.0% of the aggregate gross proceeds received by the Company in the January 2021 Offerings, or approximately $700,000. The Company also agreed to issue to the placement agent or its designees warrants (the “ January 2021 Placement Agent Warrants”) exercisable for up to 74,666 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the January 2021 Offerings by the offering price per share of Common Stock, or $7.50. The January 2021 Placement Agent Warrants have substantially the same terms as the January 2021 Investor Warrants, except they are exercisable at $9.375 per share, or 125% of the effective purchase price per share of the Series C Preferred Stock issued. The Company also reimbursed the placement agent $35,000 for non-accountable expenses, $125,000 for legal fees and expenses and other out-of-pocket expenses and $12,900 for clearing fees.

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

March 2021 Offering

On March 7, 2021, the Company entered into a securities purchase agreement (the “ March 2021 Purchase Agreement”), pursuant to which the Company agreed to sell, in a registered direct offering (the “ March 2021 Offering”) priced at the market under Nasdaq rules, (i) 580,000 shares of Common Stock, (ii) pre-funded warrants (the “ March 2021 Pre-Funded Warrants”) to purchase up to 205,854 shares of Common Stock, with an exercise price of $0.01 per share and no expiration term and (iii) warrants (the “ March 2021 Warrants”) to purchase an aggregate of 392,927 shares of Common Stock with an exercise price of $12.10 per share and an expiration term of five years from the date of issuance. The price per share of March 2021 Offering was $12.725.

On March 10, 2021, the March 2021 Offering closed and the Company received aggregate gross proceeds of approximately $10.0 million, excluding the net proceeds, if any, from the exercise of the March 2021 Warrants. The net proceeds to the Company from the March 2021 Offering were approximately $9.1 million, after deducting the placement agent’s fees and expenses.

The Company paid the placement agent a cash fee equal to 8.0% of the aggregate gross proceeds received by the Company, or approximately $800,000. The Company also agreed to issue the placement agent or its designees warrants (the “ March 2021 Placement Agent Warrants”) exercisable for up to 55,009 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $12.725. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $15.906 per share, or 125% of the effective purchase price per share of Common Stock issued. The Company also reimbursed the placement agent $35,000 for non-accountable expenses, $50,000 for legal fees and expenses and other out-of-pocket expenses and approximately $16,000 for clearing fees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
2.1†	Agreement and Plan of Merger dated September 13, 2021, by and among the Company, Alpha Merger Sub, Inc., and Fortis Advisors LLC, as shareholder representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2021) ††
3.1	Amended and Restated Certificate of Incorporation of First Wave BioPharma, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
4.1	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

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

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein President, Chief Executive Officer and Chairman (Principal Executive Officer)

	By	/s/ Daniel Schneiderman
Date: November 16, 2021		Daniel Schneiderman Chief Financial Officer (Principal Financial and Accounting Officer)