Form 10-K/A
period 2021-12-31
First Wave BioPharma, Inc.
filed 2022-05-10
CIK 1604191

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) of First Wave BioPharma, Inc. filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. In this Amendment No. 1, unless the context indicates otherwise, the designations “First Wave,” the “Company,” “we,” “us” or “our” refer to First Wave BioPharma, Inc.

This Amendment No. 1 is being filed solely to include a revised Exhibit 3.1, which replaces the previously filed version of such exhibit, to correct the inadvertent omission of the last page of such exhibit during the EDGARization process when previously filed. The new Exhibit 3.1 with the appropriate corrections is filed herewith. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 31, 2022 filing of the 2021 Annual Report or modify or update the disclosure contained in the 2021 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2021 Annual Report and our other filings with the SEC.

Our independent registered public accounting firm, at the time of the filing of the 2021 Annual Report, was Mazars USA LLP, New York, NY, PCAOB ID 339.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
31.1*	Certification of CEO as Required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of CFO as Required by Rule 13a-14(a) or Rule 15d-14(a).
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

FIRST WAVE BIOPHARMA, INC.

May 10, 2022	By:	/s/ James Sapirstein
Name: James Sapirstein
Title: President and Chief Executive Officer