Form 10-Q
period 2022-03-31
First Wave BioPharma, Inc.
filed 2022-05-23
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 21,635,338 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of May 19, 2022.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have consolidated such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the unaudited condensed consolidated financial statements were issued by filing with the SEC.

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021 included in our Annual Report filed on Form 10-K, filed with the SEC on March 31, 2022 (as amended on Form 10-K/A filed with the SEC on May 10, 2022).

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022.

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	March 31,
	2022	December 31,
	(unaudited)	2021
ASSETS

Current Assets:
Cash and cash equivalents	$5,694,988	$8,248,684
Other receivables	28,055	—
Prepaid expenses	827,128	1,176,268
Total Current Assets	6,550,171	9,424,952

Property, equipment, and leasehold improvements, net	65,793	73,110

Other Assets:
Goodwill	1,862,069	1,911,705
Operating lease right-of-use assets	313,009	336,197
Deposits	34,397	44,012
Total Other Assets	2,209,475	2,291,914
Total Assets	$8,825,439	$11,789,976

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,449,928	$2,707,731
Accrued expenses	717,514	393,253
Accrued dividend payable	556,153	465,361
Note payable	402,766	641,236
Operating lease liabilities	70,784	77,989
Payable related to acquisition - current	9,000,000	8,000,000
Other current liabilities	18,575	14,818
Total Current Liabilities	14,215,720	12,300,388

Non-current operating lease liabilities	264,460	311,138
Payable related to acquisition - long term	3,585,044	7,000,000
Total Liabilities	18,065,224	19,611,526

Commitments and Contingencies

Stockholders' Deficit:
Common stock - Par value $0.0001 per share; 50,000,000 shares authorized; 21,548,835 and 14,855,848 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,154	1,485
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 645.21 and 662.25 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 57,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	155,571,487	147,305,147
Accumulated deficit	(163,530,886)	(153,904,047)
Accumulated other comprehensive loss	(1,282,540)	(1,224,135)
Total Stockholders' Deficit	(9,239,785)	(7,821,550)
Total Liabilities and Stockholders' Deficit	$8,825,439	$11,789,976

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development expenses	$4,976,517	$2,516,027
General and administrative expenses	4,405,555	5,697,514
Total operating expenses	9,382,072	8,213,541

Loss from operations	(9,382,072)	(8,213,541)

Other (expense) income:
Interest expense	(5,605)	(5,144)
Interest income	139	403
Other expense	(239,301)	—
Change in fair value of liability	—	532,653
Total other (expense) income	(244,767)	527,912

Net loss	$(9,626,839)	$(7,685,629)

Other comprehensive loss:
Foreign currency translation adjustment	(58,405)	(134,797)
Total comprehensive loss	$(9,685,244)	$(7,820,426)

Net loss	$(9,626,839)	$(7,685,629)
Deemed dividend on preferred stock	—	(4,507,125)
Deemed dividend on preferred stock exchanges	—	(17,584,048)
Deemed dividend on warrant modification	(594,975)	—
Preferred stock dividends	(90,792)	(204,382)
Net loss applicable to common shareholders	$(10,312,606)	$(29,981,184)

Basic and diluted weighted average shares outstanding	15,544,679	5,534,813

Loss per share - basic and diluted	$(0.66)	$(5.42)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2022	662	$—	14,855,848	$1,485	$147,305,147	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	1,650,000	165	7,971,926	—	—	7,972,091
Exercise of pre-funded warrants into common stock	—	—	4,848,195	485	47,997	—	—	48,482
Deemed dividend of Series B preferred stock	—	—	—	—	(90,792)	—	—	(90,792)
Warrant modification					594,975			594,975
Deemed dividend on warrant modification					(594,975)			(594,975)
Conversion of Series B preferred shares into common stock	(17)	—	104,735	10	(10)	—	—	—
Common stock issued to consultants	—	—	90,057	9	118,990	—	—	118,999
Stock-based compensation	—	—	—	—	218,229	—	—	218,229
Foreign currency translation adjustment	—	—	—	—	—	—	(58,405)	(58,405)
Net loss	—	—	—	—	—	(9,626,839)	—	(9,626,839)
Balance, March 31, 2022	645	$—	21,548,835	$2,154	$155,571,487	$(163,530,886)	$(1,282,540)	$(9,239,785)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2021	—	$—	2,774	$—	3,115,031	$3,115	$93,834,936	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,670	—	—	—	—	—	7,105,167	—	—	7,105,167
Issuance of Series C preferred stock to settle liability arising from acquisition	3,290	—	—	—	—	—	2,467,648	—	—	2,467,648
Beneficial conversion feature of Series C preferred stock	—	—	—	—	—	—	4,507,125	—	—	4,507,125
Deemed dividend of Series C preferred stock	—	—	—	—	—	—	(4,507,125)	—	—	(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	13,500	—	(1,306)	—	—	—	(1,009)	—	—	(1,009)
Warrants issued in connection with exchange of Series B preferred stock	—	—	—	—	—	—	17,585,057	—	—	17,585,057
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(17,584,048)	—	—	(17,584,048)
Common stock issued upon conversion of Series B preferred stock	—	—	(259)	—	258,278	258	(258)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(204,382)	—	—	(204,382)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(27,460)	—	—	—	2,561,544	2,562	(2,559)	—	—	3
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	—	—	—	—	580,000	580	9,058,710	—	—	9,059,290
Common stock issued upon exercise of warrants	—	—	—	—	912,807	913	4,622,929	—	—	4,623,842
Common stock and warrants issued to consultants	—	—	—	—	57,530	58	944,441	—	—	944,499
Issuance of common stock in connection with settlement with former investment bank	—	—	—	—	7,500	7	94,492	—	—	94,499
Stock-based compensation	—	—	—	—	—	—	772,240	—	—	772,240
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(134,797)	(134,797)
Net loss	—	—	—	—	—	—	—	(7,685,629)	—	(7,685,629)
Balance, March 31, 2021	—	$—	1,209	$—	7,492,690	$7,493	$118,693,364	$(103,051,827)	$(1,247,343)	$14,401,687

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,626,839)	$(7,685,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,317	1,021
Amortization	—	131,887
Change in right-of-use assets	23,188	(4,855)
Stock-based compensation	218,229	772,240
Common stock and warrants granted to consultants	118,999	1,038,998
Changes in assets and liabilities:
Other receivables	(28,055)	17,592
Prepaid expenses	349,140	613,076
Lease liabilities	(53,883)	11,654
Deposits	9,615	(1,356)
Accounts payable and accrued expenses	1,066,458	53,938
Accrued dividends payable	—	204,382
Other liabilities	3,757	(226,342)
Net cash used in operating activities	(7,912,074)	(5,073,394)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	7,105,167
Proceeds from issuance of common stock, net	7,972,091	9,059,290
Proceeds from exercise of warrants	48,482	4,623,842
Payment made related to license agreement	—	(9,532,353)
Payment made related to acquisition agreement	(2,414,956)	—
Repayments of note payable	(238,470)	(205,323)
Net cash provided by financing activities	5,367,147	11,050,623

Net (decrease) increase in cash	(2,544,927)	5,977,229

Effect of exchange rate changes on cash	(8,769)	(13,738)

Cash and cash equivalents, beginning balance	8,248,684	6,062,141
Cash and cash equivalents, ending balance	$5,694,988	$12,025,632

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$5,144

Non-cash investing and financing activities:
Deemed dividend on preferred stock issuances	$—	$(4,507,125)
Deemed dividend on preferred stock exchanges	$—	$(17,584,048)
Deemed dividend on warrant modification	$(594,975)	$—
Accrued dividends on preferred stock	$(90,792)	$(204,382)
Common stock issued upon conversion of preferred stock	$(10)	$—
Issuance of Series C preferred stock to settle liability arising from acquisition	$—	$2,467,648

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Note 1 - The Company and Basis of Presentation

The Company

First Wave BioPharma, Inc. (“First Wave”) and its wholly owned subsidiaries, First Wave Bio, Inc. and AzurRx SAS, are collectively referred to as the “Company”. The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

The Company is currently focused on developing its pipeline of gut-restricted GI clinical drug candidates, including the biologic adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients, and niclosamide, an oral small molecule with anti-viral and anti-inflammatory properties.The Company’s adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). The Company’s niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel disease (“IBD”) indications and viral diseases.

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

Risks and Uncertainties

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

The Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its business. The extent to which the ongoing COVID-19 pandemic impacts the Company’s business, clinical development and regulatory efforts, corporate development objectives and the value of and market for its Common Stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Europe, Asia and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of First Wave and its wholly owned subsidiaries, FWB and AzurRx SAS. Intercompany transactions and balances have been eliminated upon consolidation.

In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2021, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (as amended on Form 10-K/A filed with the SEC on May 10, 2022).

Going Concern Uncertainty

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2022, the Company had cash and cash equivalents of approximately $5.7 million, an accumulated deficit of approximately $163.5 million, and negative working capital of approximately $7.7 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Based on its cash on hand at March 31, 2022, the Company anticipates having sufficient cash to fund planned operations into June of 2022, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with GAAP and include certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements (including goodwill and intangible assets), and the reported amounts of revenue and expense during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Reverse Stock Split

On September 13, 2021, the Company effected a reverse stock split, whereby every ten shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, with a corresponding 1-for-10 reduction in the number of authorized shares of common stock, but without any change in the par value per share. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the fiscal 2022 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid on March 31, 2022, and December 31, 2021, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. On March 31, 2022, and December 31, 2021, the Company had approximately $4.9 million and $7.5 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through March 31, 2022.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2022.

Leases

Leases are recorded on the balance sheet as right of use assets and lease obligations.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, expenses with clinical research organizations (“CROs”), investigative sites, consultants and contractors that conduct or provide other services relating to clinical trials, costs to acquire drug product, drug supply and clinical trial materials from contract development and manufacturing organization (“CDMOs”) and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s licenses, amortization of intangible assets related to the acquisition of adrulipase, and research and development costs related to adrulipase and niclosamide. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

The former FWB stockholders are also entitled to (i) up to $ 207.0 million of cash milestone payments contingent upon the achievement of specified development, regulatory and sales goals for the use of the acquired assets, and (ii) certain revenue-sharing. During the year ended December 31, 2021, the Company achieved one development milestone pursuant to the FWB License Agreement totaling $1.0 million, which was expensed in research and development. During the year ended December 31, 2021, the Company achieved one development milestone pursuant to the Merger Agreement totaling $2.0 million, which was expensed in research and development. Depending on the status of development at the time a contingent payment is recognized the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized (See Note 4 for the discussion on the quarter ended March 31, 2022 milestones).

Due to the recent topline results of the Phase 2 RESERVOIR COVID-19 GI clinical trial (see Note 1), the Company has suspended payments to the former FWB stockholders and is seeking to renegotiate its obligations to the former FWB stockholders. On May 19, 2022, the Representative filed a complaint against the Company (see Note 17 – The FWB Action).

Stock-Based Compensation

The Company’s board of directors (the “Board”) and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) which took effect on May 12, 2014, and the 2020 Omnibus Equity Incentive Plan, which took effect on September 11, 2020 (the “2020 Plan”). From the effective date of the 2020 Plan, no new awards have been or will be made under the 2014 Plan. The Company accounts for its stock-based compensation awards to employees, consultants, and Board members in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, consultants, and Board members, including grants of employee stock options, to be recognized in the statements of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line method over the requisite service period, generally the vesting period.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued accounting pronouncement (ASU 2020-06) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. As a smaller reporting company, as defined by the U.S. Securities and Exchange Commission (the “SEC”), this pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 effective January 1, 2022.

In June 2016, the FASB issued accounting pronouncement ASU 2016-13 – Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its consolidated financial statements and disclosures.

The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2022 (unaudited):
Money market funds	$501,546	$501,546	$—	$—	$501,546
Note payable	402,766	—	402,766	—	402,766

December 31, 2021:
Money market funds	501,607	501,607	—	—	501,607
Note payable	$641,236	$—	$641,236	$—	$641,236

At March 31, 2022 and December 31, 2021, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 4 – Asset Acquisition

The Asset Acquisition

On September 13, 2021, the Company completed its acquisition of FWB, in accordance with the terms of an Agreement and Plan of Merger dated as of September 13, 2021 (the “Merger Agreement”) by and among the Company, Alpha Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and FWB. On September 13, 2021, pursuant to the Merger Agreement, Merger Sub was merged with and into FWB (the “Merger”), with FWB being the surviving corporation and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, AzurRx changed its name to First Wave BioPharma, Inc.

At the effective time of the Merger, the former FWB stockholders received an applicable pro rata share of (i) $3.0 million in cash and (ii) 624,025 shares of the Common Stock (equivalent to cash of $4.0 million). The remaining non-contingent purchase price was payable to the former FWB stockholders on a pro rata basis upon the Company’s payment of (i) $8.0 million in cash, payable within 45 days of the Merger, and (ii) $7.0 million in cash, payable by March 31, 2022 for a total purchase price of $22.0 million.

On October 29, 2021, Fortis Advisors LLC, the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB, in connection with the Merger Agreement filed a complaint against the Company in the Court of Chancery of the State of Delaware, seeking to enforce rights to payment of $8.0 million due October 28, 2021, pursuant to the Merger Agreement and the $2.0 million milestone payment for initiation of the FW-UP Part 2 trial.

On November 15, 2021, the Company reached an agreement (the “Settlement Agreement”) with the Representative of the former stockholders of FWB to substantially reduce the immediate payment obligations of the Company and defer certain remaining milestone and other payment obligations over time. The Settlement Agreement called for an immediate payment of $2.0 million related to the FW-UP milestone payment. Additionally, it called for periodic installments of the up-front cash payments due of $500,000 per month payable from January 2022 through August 2022, $1.0 million per month payable from September 2022 through July 2023, and payment of 10% in excess of $10.0 million in financing transactions consummated by the Company after the effective date of the Settlement Agreement until an aggregate of $15.0 million is paid. In addition, the Company cancelled 332,913 shares of Common Stock held by FWB immediately prior to the Merger for no additional consideration, which shares of Common Stock are authorized and unissued.

The former FWB stockholders are entitled to up to a total of $207 million of cash milestone payments contingent upon the achievement of specified development, regulatory and sales goals relating to the use of the acquired assets. All milestone payments will be payable in cash, provided that 25% of the milestone payments attributable to a certain IBD indications may be payable in Common Stock, at the option of the Company. In addition, the former FWB stockholders are entitled to 10% of certain specified revenue received by the Company from any third-party with a pre-existing niclosamide development program relating to COVID.

During the quarter ended March 31, 2022 the Company paid an aggregate of $2.4 million in cash towards the purchase price. During the year ended December 31, 2021, the Company paid an aggregate of $7.0 million (in cash and shares) towards the purchase price and $2.0 million in milestone payments.

Due to the recent topline results of the Phase 2 RESERVOIR COVID-19 GI clinical trial (see Note 1), the Company has suspended payments to the former FWB stockholders and is seeking to renegotiate its obligations to the former FWB stockholders. On May 19, 2022, the Representative filed a complaint against the Company (see Note 17 – The FWB Action).

Accounting Treatment

The Company concluded that the Merger should be accounted for as an asset acquisition under ASC 805 because substantially all the fair value of the assets being acquired are concentrated in a single asset - intellectual property, which does not constitute a business. Because the acquired intellectual property has not received regulatory approval, the $21.3 million non-contingent purchase price was immediately expensed in the Company’s statements of operations as research and development – intellectual property acquired in the year ended December 31, 2021. The $0.9 million of transaction expenses paid at closing were classified in general and administrative expenses in the year ended December 31, 2021. The Common Stock issued for the asset acquisition was valued at $4.0 million, which is equal to the 624,025 common shares issued multiplied by $6.41 per share.

The potential milestone payments and revenue share are not yet considered probable, therefore no milestone payments have been accrued as of March 31, 2022. Depending on the status of development at the time a contingent payment is recognized the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	March 31,
	2022	December 31,
	(unaudited)	2021
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(22,025)	(14,708)
Property, plant and equipment, net	$65,793	$73,110

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $7,300 and $1,000, respectively.

Note 6 – Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly asset purchase agreement entered in March 2019 (see Note 13), in which the Company purchased all remaining rights, title and interest in and to adrulipase from Mayoly, the Company recorded Patents in the amount of approximately $3.8 million as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at December 31, 2019	449,280
Due to Mayoly at December 31, 2020	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
$3,802,745

Intangible assets are as follows:

	March 31,
	2022	December 31,
	(unaudited)	2021
Patents	$—	$3,802,745
Less accumulated amortization	—	(1,450,757)
Intangible asset impairment	—	(2,351,988)
Patents, net	$—	$—

Amortization expense was approximately $132,000 for the three months ended March 31, 2021.

During the year ended December 31, 2021, the Company recorded impairment charges of approximately $2.4 million related to patents that the Company determined were no longer sufficient for the commercialization of adrulipase.

Goodwill is as follows:

Goodwill
Balance on January 1, 2021	$2,054,048
Foreign currency translation	(142,343)
Balance on December 31, 2021	1,911,705
Foreign currency translation	(49,636)
Balance on March 31, 2022 (unaudited)	$1,862,069

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2022	December 31,
	(unaudited)	2021
Professional fees	$443,030	$15,000
Clinical trials	147,842	—
Consulting fees	109,260	104,100
Payroll and benefits	17,382	274,153
Total accrued expenses	$717,514	$393,253

Note 8 – Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2021, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $957,000 that bears interest at an annual rate of 3.99%. Monthly payments, including principal and interest, are approximately $81,000 per month. The balance due under this financing agreement was approximately $403,000 and $641,000 at March 31, 2022 and December 31, 2021, respectively.

Note 9 - Other Liabilities

Other liabilities consisted of the following:

	March 31,
	2022	December 31,
	(unaudited)	2021
Current
Lease liabilities	$70,784	$77,989
Other liabilities	18,575	14,818
Liabilities related to Merger consideration	9,000,000	8,000,000
Total other current liabilities	$9,089,359	$8,092,807
Long-term
Lease liabilities	$264,460	$311,138
Liabilities related to Merger consideration	3,585,044	7,000,000
Total other long-term liabilities	$3,849,504	$7,311,138

Note 10 – Capital Stock

Common Stock and Preferred Stock

The Company’s certificate of incorporation, as amended and restated, (the “Charter”) authorizes the issuance of up to 50,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On September 13, 2021, the Company effected a reverse stock split, whereby every ten shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, with a corresponding 1-for-10 reduction in the number of authorized shares of common stock, but without any change in the par value per share. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

The Company had 21,548,835 and 14,855,848 shares of its Common Stock issued and outstanding on March 31, 2022 and December 31, 2021, respectively.

The Company had approximately 645.21 and 662.25 shares of Series B preferred stock issued and outstanding on March 31, 2022 and December 31, 2021, respectively.

The Company had 0 shares of Series C preferred stock issued and outstanding on March 31, 2022 and December 31, 2021, respectively.

Series B Preferred Stock Waiver Agreements

Between February 1 and February 7, 2022, the Company entered into waiver agreements (the “Waiver”) with certain holders of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), pursuant to which the Company agreed to pay a cash waiver fee equal to ten percent of the stated value of the shares of Series B Preferred Stock held by such holder (other than holders who are insiders who did not receive a cash waiver fee) and such holder agreed to irrevocably waive its Series B Exchange Right (as defined below) with respect to any Subsequent Financing (as defined below) that occurs from and after the date of the Waiver until December 31, 2022.

Pursuant to the Series B Preferred Stock Certificate of Designations (the “Series B Certificate of Designations”), in the event of any issuance by the Company or any of its subsidiaries of the Company’s common stock, par value $0.0001, or common stock equivalents for cash consideration or a combination of units thereof (a “Subsequent Financing”), each holder of Series B Preferred Stock has the right, subject to certain exceptions set forth in the Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700.00, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock) for any securities or units issued in a Subsequent Financing on a dollar-for-dollar basis (the “Series B Exchange Right”).

The Company entered into Waivers with holders of approximately $2.88 million of stated value of Series B Preferred Stock. The Company also entered into Waivers with Company insiders holding approximately $0.474 million of stated value of Series B Preferred Stock for which the Company did not pay a waiver fee. The cash waivers paid of approximately $0.233 million were recorded as other expense on the Company’s condensed consolidated statements of operations for the three months ending March 31, 2022.

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

There is approximately $14.0 million of availability left for issuance pursuant to the Equity Line Agreement. The Company has not issued shares of Common Stock, during either of the three months ended March 31, 2022 and 2021, in connection with the Equity Line Agreement.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 26, 2021, the Company was authorized to offer and sell up to $50 million of its Common Stock pursuant to the ATM Agreement. During the year ended December 31, 2021, the Company issued and sold an aggregate of 5,333,345 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $19.2 million, less issuance costs incurred of approximately $601,000. During the three months ended March 31, 2022, the Company did not issue shares of Common Stock under the ATM Agreement.

Common Stock Issuances

Q1 2022 Issuances

During the three months ended March 31, 2022, the Company completed a registered direct offering (the “March 2022 Offering”) priced at the market under Nasdaq rules for an aggregate of 1,650,000 shares of Common Stock, pre-funded warrants exercisable for an aggregate of up to 4,848,195 shares of Common Stock, and Series C warrants (the “March 2022 Warrants”) exercisable for an aggregate of up to 6,498,195 shares of Common Stock. The public offering price for each share of Common Stock and accompanying Series C warrant to purchase one share of Common Stock was $1.385, and the public offering price for each Pre-Funded Warrant and accompanying Series C warrant to purchase one share of Common Stock was $1.375. The total net proceeds from the registered direct offering were approximately $8.0 million. The Series C warrants have an exercise price of $1.26 per share and will be exercisable for five years from the issuance date. The pre-funded warrants are exercisable for one share of Common Stock at an exercise price of $0.01 per share and will expire when exercised in full. Additionally, the Company issued warrants to the placement agent (the “March 2022 Placement Agent Warrants”) to purchase 389,891 shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and Pre-Funded Warrants placed in the March 2022 Offering. The March 2022 Placement Agent Warrants have a term of five years from the date of the prospectus supplement relating to the March 2022 Offering and an exercise price of $1.73 per share.

During the three months ended March 31, 2022, the Company issued an aggregate of 4,848,195 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.01 (See Note 11).

During the three months ended March 31, 2022, the Company issued an aggregate of 104,735 shares of Common Stock and accompanying Series C warrant upon the exchange of an aggregate of 17.05 shares of Series B Preferred Stock with a stated value of approximately $131,000 plus accrued dividends of approximately $14,000. The Series C warrants have an exercise price of $1.26 per share and will be exercisable for five years from the issuance date.

During the three months ended March 31, 2022, the Company issued an aggregate of 90,057 shares of its Common Stock to consultants with a grant date fair value of approximately $119,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

Q1 2021 Issuances

During the three months ended March 31, 2021, the Company issued an aggregate of 57,530 shares of its Common Stock to consultants with a grant date fair value of approximately $891,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended March 31, 2021, the Company issued an aggregate 7,500 shares of its Common Stock with a grant date fair value of approximately $94,000 in connection with the settlement with our former investment bank, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended March 31, 2021, the Company issued an aggregate of 2,561,544 shares of Common Stock upon the conversion of an aggregate of 2,746 shares of Series C Convertible Preferred Stock with a stated value of approximately $20.6 million plus accrued dividends of approximately $76,000.

During the three months ended March 31, 2021, the Company issued an aggregate of 912,807 shares of Common Stock upon the exercise of an aggregate of 919,752 investor warrants, including an aggregate of 399,187 pre-funded warrants (See Note 11).

During the three months ended March 31, 2021, the Company issued an aggregate of 258,278 shares of Common Stock upon the conversion of an aggregate of 26 shares of Series B Preferred Stock with a stated value of approximately $2.0 million plus accrued dividends of approximately $3,000.

During the three months ended March 31, 2021, the Company completed a registered direct offering (the “March 2021 Offering”) priced at the market under Nasdaq rules for an aggregate of 580,000 shares of Common Stock, pre-funded warrants to purchase up to 205,854 shares of Common Stock, with an exercise price of $0.10 per share and no expiration term, and warrants (the “March 2021 Warrants”) to purchase an aggregate of 392,927 shares of Common Stock with an exercise price of $12.10 per share and an expiration term of five years from the date of issuance. The price per share of this offering was $12.725. The Company also issued warrants to the placement agent (the “March 2021 Placement Agent Warrants”) exercisable for up to 55,008 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $12.725. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $15.906 per share, or 125% of the effective purchase price per share of Common Stock issued.

Q1 2021 Series C Purchase Agreement

During the three months ended March 31, 2021, the Company closed on a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.33 shares of Series C Preferred Stock, at a price of $750.00 per share, initially convertible into an aggregate of 533,333 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $7.50 per share (the “January 2021 Registered Direct Offering”).

Concurrently with the January 2021 Registered Direct Offering, in a private placement offering pursuant to the Series C Purchase Agreement (the “January 2021 Private Placement”), the Company agreed to sell an additional 5,333.33 shares of Series C Preferred Stock at the same price as the Series C Preferred Stock offered in the January 2021 Registered Direct Offering and convertible on the same terms and warrants (the “January 2021 Investor Warrants”) to purchase up to an aggregate of 1,066,666 shares of Common Stock, with an exercise price of $8.00 per share and a maturity date of July 6, 2026.

The net proceeds to the Company from the offerings described above (the “January 2021 Offerings”), after deducting the placement agent’s fees and expenses, was approximately $7.1 million.

The Company also issued warrants to the placement agent (the “January 2021 Placement Agent Warrants”) exercisable for up to 74,667 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the January 2021 Offerings by the offering price per share of Common Stock, or $7.50. The January 2021 Placement Agent Warrants have substantially the same terms as the January 2021 Investor Warrants, except they are exercisable at $9.375 per share, or 125% of the effective purchase price per share of the Series C Preferred Stock issued.

During the three months ended March 31, 2021, all outstanding shares of Series C Preferred Stock were converted to Common Stock.

Q1 2021 Series B Exchanges into the January 2021 Offerings

During the three months ended March 31, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 13,501.08 shares of Series C Preferred Stock and warrants to purchase an aggregate of 1,350,066 shares of Common Stock in connection with the exchange of approximately 1,306.30 shares of Series B Preferred Stock. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges result in a substantive change and should be accounted for as an extinguishment. As such, for the three months ended March 31, 2021, the Company recognized an aggregate deemed dividend of approximately $17.6 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

Note 11 – Warrants

Warrant activity for the three months ended March 31, 2022 and 2021 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2022	5,527,390	$9.49	3.95
Issued	11,841,016	0.76	4.92
Expired	(7,366)	49.71	—
Exercised	(4,848,195)	0.01	4.92
Warrants outstanding and exercisable on March 31, 2022	12,512,845	$4.88	4.39

Warrants outstanding and exercisable on January 1, 2021	2,517,722	$12.20	4.04
Issued	3,358,519	7.75	5.12
Expired	(2,423)	60.90	—
Exercised	(919,752)	5.22	2.34
Warrants outstanding and exercisable on March 31, 2021	4,954,066	$10.45	4.55

The outstanding warrants expire from 2022 through 2027.

In connection with the March 2022 Offering, the Company entered into a warrant amendment agreement with an investor pursuant to which the Company agreed to amend the investor’s existing warrants to purchase up to 1,066,666 shares of the Company’s Common Stock at an exercise price of $8.00 per share issued in January 2021 and warrants to purchase up to 392,927 shares of the Company’s Common stock at an exercise price of $12.10 per share issued in March 2021 (the “Existing Warrants”), in consideration for such investor’s purchase of $9.0 million of securities in the March Offering and payment of $0.0281 per share for each share of common stock issuable upon exercise of the Existing Warrants to (i) lower the exercise price of the Existing Warrants to $1.26 per share and (ii) extend the termination date of the existing Warrants to March 2, 2027.

As a result of the change in fair value of the warrant amendment described above, the Company recorded a deemed dividend of approximately $0.595 million in the quarter ended March 31, 2022.

During the three months ended March 31, 2022, the Company issued Series C warrants, pre-funded warrants, and placement agent warrants to purchase 11,736,281 shares of the Company’s Common Stock in connection with the March 2022 Offering, as well as Series C warrants to purchase 104,735 shares of the Company’s Common Stock in connection with a Series B Preferred Stock exchange (See Note 10).

During the three months ended March 31, 2021, the Company issued warrants, pre-funded warrants, and placement agent warrants to purchase 1,334,664 and 653,789 shares of the Company’s Common Stock in connection with the January 2021 Offerings and the March 2021 Offering, respectively, and warrants to purchase 1,350,066 shares of the Company’s Common Stock in connection with Series B Preferred Stock exchanges (See Note 10).

Additionally, on February 8, 2021, warrants to purchase 20,000 shares of the Company’s Common Stock were issued to a consultant at an exercise price of $16.90 per share and expire four years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $214,000, as calculated using the Black-Scholes model. For the three months ended March 31, 2021, warrants to purchase a total of 5,000 shares of Common Stock vested, with a grant date fair value of approximately $53,000, which was recorded as stock-based compensation as part of general and administrative expense.

Note 12 – Equity Incentive Plan

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

As of March 31, 2022, there were an aggregate of 2,114,360 shares available under the 2020 Plan, of which 777,455 shares were issued and outstanding and 1,336,905 shares were available for potential issuances.

As of March 31, 2022, there were an aggregate of 301,916 shares available under the 2014 Plan, of which 263,216 shares were issued and outstanding and 38,700 shares are reserved subject to issuance of restricted stock and restricted stock unit awards (“RSUs”).

During the three months ended March 31, 2022 and 2021, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2022	439,192	$11.58	7.28	$—
Granted	678,392	1.39	9.11	—
Canceled	(2,646)	9.68	—	—
Forfeited	(74,267)	3.97	—	—
Outstanding at March 31, 2022	1,040,671	$5.49	8.67	$—
Exercisable at March 31, 2022	380,559	$10.60	7.15	$—

Outstanding at January 1, 2021	407,029	$13.80	7.94	$—
Granted	34,365	10.08	10.00	—
Canceled	(13,550)	24.46	2.87	—
Outstanding at March 31, 2021	427,844	$11.89	7.93	$1,599,166
Exercisable at March 31, 2021	222,156	$14.80	6.67	$637,269

During the three months ended March 31, 2022 and 2021, the Board approved the grant of options to purchase 678,392 and 34,365 shares of Common Stock, respectively. All option grants were pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

During the three months ended March 31, 2022 and 2021, stock options to purchase an aggregate of 2,646 and 13,550 shares of Common Stock under the 2020 Plan were cancelled. During the three months ended March 31, 2022, stock options to purchase 74,267 shares of Common Stock were forfeited.

For the three months ended March 31, 2022 and 2021, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2022	2021
Contractual term (in years)	10	10
Expected Volatility	90.92%	84.89%
Risk-free interest rate	1.11%	1.12%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three months ended March 31, 2022 and 2021 was $1.37 and $8.28, respectively.

As of March 31, 2022, the Company had unrecognized stock-based compensation expense of approximately $1.9 million. Approximately $1.2 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 9.57 years. Approximately $730,000 of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

As of March 31, 2021, the Company had unrecognized stock-based compensation expense of approximately $1.5 million. Approximately $1.1 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 2.24 years. Approximately $320,000 of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

As of March 31, 2022 and 2021, the Company had 27,500 shares of restricted stock that had not yet vested and unrecognized restricted common stock expense of approximately $394,000. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of Adrulipase and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable on March 31, 2022.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$46,407	$398,312
General and administrative	171,822	373,928
Total stock-based compensation expense	$218,229	$772,240

Note 13 – Agreements

License Agreement with First Wave Bio, Inc. (FWB)

On December 31, 2020, the Company entered into the FWB License Agreement, pursuant to which FWB granted us a worldwide, exclusive right to develop, manufacture, and commercialize FWB’s proprietary immediate release and enema formulations of niclosamide (the “Niclosamide Product”) for the fields of treating ICI-AC and COVID-19 in humans.

In consideration of the license and other rights granted by FWB, the Company agreed to pay FWB a $9.0 million upfront cash payment due within 10 days, which was paid in January 2021, and was obligated to make an additional payment of $1.25 million due on June 30, 2021, which was paid in July 2021. In addition, the Company was obligated to pay potential milestone payments to FWB totaling up to $37.0 million for each indication, based upon the achievement of specified development and regulatory milestones. In September 2021, the Company achieved a milestone related to clinical development of niclosamide in the COVID-19 field and has expensed $1.0 million in research and development. Under the FWB License Agreement, the Company was obligated to pay FWB royalties as a mid-single digit percentage of net sales of the Niclosamide Product, subject to specified reductions. The Company was also obligated to issue to FWB junior convertible preferred stock, initially convertible into $3.0 million worth of Common Stock based upon the volume weighted average price of the Common Stock for the five-day period immediately preceding the date of the FWB License Agreement, or $9.118 per share, convertible into an aggregate of 329,019 shares of Common Stock.

On January 8, 2021, the Company entered into a securities purchase agreement with FWB (the “FWB Purchase Agreement”) to issue junior convertible preferred stock to FWB. Pursuant to the FWB Purchase Agreement, the Company issued to FWB 3,290.1960 shares of Series C Preferred Stock, at an initial stated value of $750.00 per share and a conversion price of $7.50 per share, which is convertible into an aggregate of 32,902 shares of Common Stock. The shares of Series C Preferred Stock automatically converted into Common Stock upon the stockholder approval on February 24, 2021. The FWB Purchase Agreement contains demand and piggyback registration rights with respect to the Common Stock issuable upon conversion.

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

Note 14 – Leases

The Company leases its offices under operating leases which are subject to various rent provisions and escalation clauses.

The Company is a party to three real property operating leases for the rental of office space. The Company has office space of 3,472 square feet in Boca Raton, Florida that is used for its corporate headquarters with a term through August 31, 2026. The Company also has office space in Hayward, California with a term through May 31, 2022, which will not be renewed upon its expiration. Lastly, the Company leases office space in Brooklyn, New York on a month-to-month basis.

The Company’s leases expire at various dates through 2026. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expense amounted to approximately $28,000 and $52,000, respectively, for the three months ended March 31, 2022 and 2021.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of March 31, 2022 are:

March 31,
2022
Lease term and discount rate
Weighted-average remaining lease term (years)	4.3
Weighted-average discount rate	7.94%

Maturities of operating lease liabilities as of March 31, 2022, were as follows:

2022 (remainder of year)	$61,290
2023	83,691
2024	86,202
2025	88,788
Thereafter	60,593
Total lease payments	380,564
Less imputed interest	(45,320)
Present value of lease liabilities	$335,244

Note 15 - Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive.

All shares of Common Stock that may potentially be issued in the future are as follows:

	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Common stock warrants	12,512,845	4,954,066
Stock options	1,040,671	427,844
Convertible preferred stock (1)	717,408	1,236,055
Total shares of common stock issuable	14,270,924	6,617,965

(1)	Convertible preferred stock is assumed to be converted at the rate of $7.70 per common share, which is the conversion price as of March 31, 2022.

Note 16 - Employee Benefit Plans

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

Employer contributions under this 401(k) plan amounted to approximately $46,000 and $32,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 17 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the items noted below.

Dismissal of Previous Independent Registered Public Accounting Firm

On April 27, 2022, the Audit Committee of the Company’s Board of Directors (the “Board”) approved the dismissal of Mazars USA LLP as the Company’s independent registered public accounting firm, effective immediately and the engagement of Marcum LLP as the Company’s new independent registered public accounting firm as of and for the year ending December 31, 2022.

RESERVOIR Topline Results and Business Operations Update

On April 29, 2022, the Company announced that the Phase 2 RESERVOIR trial examining the safety and efficacy of FW-COV, a proprietary oral formulation of niclosamide, as potential treatment for COVID-19-related GI infections did not meet its efficacy endpoint but FW-COV was demonstrated to be safe with no serious adverse events reported by the more than 150 patients that participated in the trial.

As a result of the RESERVOIR trial results, the Company will be reducing its workforce by 20 percent and closing its California office at the end of May 2022 and its facility in Langlade, France. The Company has also suspended payments related to the Company’s acquisition of FWB and is seeking to renegotiate its obligations to the former FWB stockholders; however, no assurance can be given that the Company will be able to restructure those obligations on acceptable terms, if at all. In the event the Company is not able to significantly restructure those obligations, or the Representative prevails in the FWB Action (see Note 17 – The FWB Action), the Company may have to further curtail its operations or take other actions to preserve capital, including the filing of a petition for protection under applicable bankruptcy law.

Series B Exchange Right Waiver Solicitation

Effective May 12, 2022, the holders of 81.3% of the outstanding shares of the Series B Preferred Stock permanently waived for themselves and all other holders of the Series B Preferred Stock the Series B Exchange Right (as defined below) with respect to any Subsequent Financing (as defined below) occurring on or after January 1, 2022 (the “Permanent Waiver”).  Holders of Series B Preferred Stock as of the April 27, 2022 record date were entitled to notice of and to consent to the Permanent Waiver (the “Record Holders”).

Pursuant to the Certificate of the Designations, Powers, Preferences and Rights creating the Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 16, 2020 (the “Certificate of Designations”), in the event of any issuance by the Company or any of its subsidiaries of Common Stock, or Common Stock equivalents for cash consideration or a combination of units thereof (a “Subsequent Financing”), each holder of the Company’s Series B Preferred Stock had the right, subject to certain exceptions set forth in the Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700.00, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock) for any securities or units issued in a Subsequent Financing on a dollar-for-dollar basis (the “Series B Exchange Right”).

Pursuant to the terms of the Certificate of Designations, the written consent of the holders of at least a majority of the Series B Preferred Stock outstanding was required to consent to the Permanent Waiver (the “Required Consent”).  The Company requested that the Record Holders consent to the Permanent Waiver by executing and delivering a joinder to the Waiver Agreement (as defined below). The execution and delivery of the joinder to the Waiver Agreement was deemed, for purposes of Section 228 of the General Corporation Law of the State of Delaware, to be an action by written consent in lieu of a meeting to approve the Permanent Waiver.  The Company’s solicitation of consents to the Permanent Waiver terminated in accordance with its terms at 5:00 p.m., Eastern Time, on May 12, 2022 (the “Expiration Date”). The Record Holders who consented to the Permanent Waiver prior to the Expiration Date are referred to herein as the “Consenting Holders”.

The Required Consent has been obtained from the Consenting Holders and the solicitation has terminated in accordance with its terms as of the Expiration Date.  The Permanent Waiver was effective immediately upon the Expiration Date and is binding on all holders of the Series B Preferred Stock, including those holders that did not timely consent to the Permanent Waiver prior to the Expiration Date.  The Permanent Waiver will also be applicable to any future holder of Series B Preferred Stock. A notation of the Permanent Waiver will be made on the books and records of the Company’s transfer agent and a legend reflecting the Permanent Waiver will be placed on any physical share certificate representing shares of Series B Preferred Stock.

Pursuant to the terms of a Waiver Agreement entered into by the Company and the Consenting Holders (the “Waiver Agreement”), the Company has permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Warrants”) held by the Consenting Holders to $0.25 per share or, in the case of Consenting Holders who are officers and directors of the Company, $0.3294 (the “Exercise Price Reduction”).  Only Consenting Holders are entitled to the Exercise Price Reduction.  Warrants to purchase an aggregate of approximately 251,742 shares of Common Stock received the Exercise Price Reduction which was effective as of the Expiration Date.

Nasdaq Minimum Bid Price Deficiency Notice

On May 16, 2022, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market (the “Notice”). The Company is provided a compliance period of 180 calendar days from the date of the Notice, or until November 14, 2022, to regain compliance with the minimum closing bid requirement. If at any time before November 14, 2022, the closing bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending November 14, 2022, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency.

The FWB Action

On May 19, 2022, the Representative filed a complaint against the Company in the Court of Chancery in the State of Delaware (the “FWB Action”) for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action seeks specific performance of the Company’s obligations under the Merger Agreement and Settlement Agreement, including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law. The Company intends to vigorously defend itself against the claims in the FWB Action and reserves all rights and remedies with respect to any counter-claims.

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

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (as amended on Form 10-K/A filed with the SEC on May 10, 2022). Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We are engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

We are currently focused on developing our pipeline of gut-restricted GI clinical drug candidates, including the biologic adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients, and niclosamide, an oral small molecule with anti-viral and anti-inflammatory properties.

Our adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in 2021, we announced positive topline results from our Phase 2 Combination trial in Europe. We are currently focused on formulation development for adrulipase and expect to initiate a Phase 2b monotherapy trial during the second half of 2022.

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

In April 2021, we launched the Phase 2 RESERVOIR COVID-19 GI clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide in the U.S., Ukraine and India, and in April 2022, announced that the trial did not meet its efficacy endpoint, but FW-COV was demonstrated to be safe with no serious adverse events reported by the more than 150 patients that participated in the trial. We are awaiting the complete set of data for analysis, including anti-inflammatory biomarkers, abdominal discomfort changes, and medium-term safety follow-up, in order to report the full data set in late May 2022 along with next steps for the FW-COV program.

In September 2021, we announced the initiation of patient screening for the STAGE 2 portion of the ongoing Phase 2 Ulcerative Proctitis trial in Italy and in October 2021 we announced the dosing of the first patient in the trial. We are reviewing the early data from this trial to determine whether to move forward with the trial at this time.

In October 2021, we received FDA clearance for an investigational new drug (“IND”) application for a Phase 2 trial (“FW-ICI-AC”) for Immune Checkpoint Inhibitor-associated colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients. The FW-ICI-AC program is currently on hold due to financial constraints. We are also evaluating our further development of a new oral formulation for niclosamide therapies for additional IBD indications, including FW-UC for ulcerative colitis (“UC”) and FW-CD for Crohn’s disease (“CD”).

As a result of the topline data from the Phase 2 RESERVOIR COVID-19 GI clinical trial and the ongoing volatility in the biotechnology sector, we have initiated certain measures to reduce our expenses and conserve capital. Included in these measures is a 20 percent reduction in our headcount, as well as the closure of our California office at the end of May 2022 and our facility in Langlade, France. We have also determined to suspend payments related to our acquisition of First Wave Bio, Inc. (“FWB”), in order to conserve capital. We are seeking to renegotiate our obligations to the former FWB stockholders; however, no assurance can be given that we will be able to restructure those obligations on acceptable terms, if at all. On May 19, 2022, Fortis Advisors LLC, the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB in connection with the Agreement and Plan of Merger dated as of September 13, 2021, by and among us, Alpha Merger Sub, Inc. and FWB (the “Merger Agreement”), filed a complaint in the Court of Chancery of the State of Delaware (the “FWB Action”), for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action seeks specific performance of the Company’s obligations under the Merger Agreement and the settlement agreement by and between us and the Representative, dated November 15, 2021 (the “Settlement Agreement”), including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law. In the event that we are not able to significantly restructure our obligations to the former FWB stockholders, or the Representative prevails in the FWB Action, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

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

Between February 1 and February 7, 2022, we entered into waiver agreements (the “Waiver”) with certain holders of our Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), pursuant to which we agreed to pay a cash waiver fee equal to ten percent of the stated value of the shares of Series B Preferred Stock held by such holder (other than holders who are insiders who did not receive a cash waiver fee) and such holder agreed to irrevocably waive its Series B Exchange Right (as defined below) with respect to any Subsequent Financing (as defined below) that occurs from and after the date of the Waiver until December 31, 2022.

Pursuant to the Series B Preferred Stock Certificate of Designations (the “Series B Certificate of Designations”), in the event of any issuance by us or any of our subsidiaries of our common stock, par value $0.0001, or common stock equivalents for cash consideration or a combination of units thereof (a “Subsequent Financing”), each holder of our Series B Preferred Stock has the right, subject to certain exceptions set forth in the Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700.00, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock) for any securities or units issued in a Subsequent Financing on a dollar-for-dollar basis (the “Series B Exchange Right”).

We entered into Waivers with holders of approximately $2.88 million of stated value of our Series B Preferred Stock. We also entered into Waivers with Company insiders holding approximately $474,000 of stated value of our Series B Preferred Stock for which we did not pay a waiver fee.

Risks and Uncertainties

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

As of March 31, 2022, we had cash and cash equivalents of approximately $5.7 million, and had sustained cumulative losses attributable to common stockholders of approximately $163.5 million. Based on our cash on hand at March 31, 2022, we anticipate having sufficient cash to fund planned operations into June of 2022, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by the COVID-19 pandemic and other geopolitical events, including the war in Ukraine, which are evolving and could negatively impact our ability to raise additional capital in the future.

We have funded our operations to date primarily through the issuance of debt, convertible debt securities, preferred stock, as well as the issuance of Common Stock in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of adrulipase, niclosamide and any other drug candidates. We will require additional financing to develop our drug candidates, run clinical trials, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We will seek funds through additional equity and/or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Although, we are primarily focused on the development of our drug candidates, including adrulipase and niclosamide, we are also opportunely focused on expanding our product pipeline of clinical assets through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions business combinations, and other partnership opportunities. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, because our public float was less than $75 million at the relevant measurement period pursuant to General Instruction I.B.6. to Form S-3, , the amount we can raise through primary public offerings of securities in any subsequent twelve-month period under our shelf registration statement is limited to an aggregate of one-third of our public float until such time, if any, as our public float is $75 million or more.

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

On October 29, 2021,the Representative filed a complaint against us in the Court of Chancery of the State of Delaware, seeking to enforce rights to payment of $8.0 million due October 28, 2021, pursuant to the Merger Agreement and the $2.0 million milestone payment for initiation of the FW-UP Part 2 trial. On November 15, 2021, we entered into the Settlement Agreement to settle the litigation, under terms that, among other things, involve a substantial reduction in immediate payment obligations and deferrals of certain remaining milestone and other payment obligations over time, with an immediate payment of $2.0 million for the milestone and periodic installments of $500,000 per month payable from January 2022 through August 2022 and $1.0 million per month payable from September 2022 through July 2023 until an aggregate of $17.0 million is received. We have determined to suspend payments to the former FWB stockholders in order to conserve capital. We are seeking to renegotiate our obligations to the former FWB stockholders; however, no assurance can be given that we will be able to restructure those obligations on acceptable terms, if at all. On May 19, 2022, the Representative filed the FWB Action seeking specific performance of the Company’s obligations under the Merger Agreement and Settlement Agreement, including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law. In the event that we are not able to significantly restructure our obligations to the former FWB stockholders, or the Representative prevails in the FWB Action, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

Consolidated Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2022	2021	(decrease)
Operating expenses:
Research and development expenses	$4,976,517	$2,516,027	$2,460,490
General and administrative expenses	4,405,555	5,697,514	(1,291,959)
Total operating expenses	9,382,072	8,213,541	1,168,531
Other expenses (income)	244,767	(527,912)	772,679
Net loss	$9,626,839	$7,685,629	$1,941,210

Research and Development Expense

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the three months ended March 31, 2022 totaled approximately $5.0 million, an increase of approximately $2.5 million, or 98%, over the approximately $2.5 million recorded for the three months ended March 31, 2021.

The approximately $2.5 million increase in total research and development expenses was primarily attributable to increases of approximately $2.2 million in clinical related expenses in connection with our Phase 2 RESERVOIR COVID-19 GI clinical trial during the three months ended March 31, 2022, as compared to two Phase 2 clinical trials related to adrulipase during the three months ended March 31, 2021.

We expect research and development expense to decrease during the remainder of this fiscal year as we near completion of two clinical trials for niclosamide (FW-COV and FW-UP), while continuing the pursuit of additional CMC activities in connection with formulation development of adrulipase for the treatment of EPI in patients with CF and CP. While the top-line efficacy measure from the FW-COV trial did not show any anti-viral activity, the drug was well-tolerated without any serious adverse events. We believe this will continue to be the case for our ongoing clinical program of niclosamide (FW-UP) as a potential treatment for patients with UP and UPS, two forms of UC. In addition, we are initiating measures to conserve capital including headcount reductions.

General and Administrative Expense

General and administrative expenses include expenses primarily relating to our overall operations and being a public company, including personnel, legal and financial professional services, insurance, corporate communication and investor relations, listing and compliance related costs, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

General and administrative expenses for the three months ended March 31, 2022 totaled approximately $4.4 million, a decrease of approximately $1.3 million, or 23% over the approximately $5.7 million recorded for the three months ended March 31, 2021.

The decrease in general and administrative was primarily due to decreases of approximately $1.1 million of stock-based compensation expense, $0.5 million in public company costs, including investor relations and corporate communications, and $0.2 million in consulting fees. These decreases were offset by increases of $0.4 million for personnel related costs and $0.2 million in legal fees.

We expect general and administrative expenses to decrease during the remainder of this fiscal year as a result of our capital conservation efforts.

Other Expense (Income)

Other expense (income) for the three months ended March 31, 2022 totaled approximately $0.2 million, an increase of approximately $0.8 million, or 146% over the approximately $(0.5) million of other income recorded for the three months ended March 31, 2021. The increase in other expense was mainly due to $0.2 million of Waiver fees paid in the three months ended March 31, 2022, as compared to an expense of approximately $0.5 million recorded for the three months ended March 31, 2021 related to the extinguishment of the $3.0 million liability in connection with First Wave License Agreement pursuant to the issuance of Series C Preferred Stock with a fair value of approximately $2.5 million for the three months ended March 31, 2021.

Net Loss

As a result of the factors above, our net loss for the three months ended March 31, 2022 totaled approximately $9.6 million, an increase of approximately $1.9 million, or 25%, over the approximately $7.7 million recorded for the three months ended March 31, 2021.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(7,912,074)	$(5,073,394)
Financing activities	5,367,147	11,050,623
Net (decrease) increase in cash and cash equivalents	$(2,544,927)	$5,977,229

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 of approximately $7.9 million was primarily attributable to our net loss of approximately $9.6 million, partially offset by non-cash expenses of approximately $0.3 million, mainly related to common stock issued to consultants of approximately $0.1 million and stock-based compensation of approximately $0.2 million, as well as increases in accounts payable and accrued expense of approximately $1.1 million and a decrease in prepaid expenses of $0.3 million.

Net cash used in operating activities during the three months ended March 31, 2021 of approximately $5.1 million was primarily attributable to our net loss of approximately $7.7 million, partially offset by non-cash expenses of approximately $0.7 million, related to common stock and warrants issued to consultants of approximately $1.0 million, depreciation and amortization of approximately $0.1 million, and stock-based compensation of approximately $0.8 million and a net increase of working capital of approximately $0.7 million.

Financing Activities

Net cash provided by financing activities of approximately $5.4 million for the three months ended March 31, 2022 was primarily due to the net proceeds of approximately $8.0 million from the March 2022 registered direct offering of Common Stock and warrants, partially offset by approximately $2.4 million of cash payments made related to the Merger Agreement.

Net cash provided by financing activities of approximately $11.1 million for the three months ended March 31, 2021 was primarily due to the net proceeds of approximately $7.1 million from the January 2021 offerings of the Series C Preferred Stock and warrants, the net proceeds of approximately $9.1 million from the March 2021 offering from the sale issuance of the Common Stock and warrants, and the cash proceeds from warrant exercises of approximately $4.6 million, offset by repayments of approximately $0.2 million related to the note payable, and payment of approximately $9.5 million related to the FWB license agreement.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of our consolidated financial statements are summarized in Note 2 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (as amended on Form 10-K/A filed with the SEC on May 10, 2022).

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 19, 2022, the Representative filed the FWB Action against us for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action seeks specific performance of our obligations under the Merger Agreement and Settlement Agreement, including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law. We intend to vigorously defend the Company against the claims in the FWB Action and reserve all rights and remedies with respect to any counter-claims. There can be no assurance that we will be successful in our defense of the FWB Action. In the event that the Representative prevails in the FWB Action, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties set forth below and described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on March 31, 2022 (as amended on Form 10-K/A filed with the SEC on May 10, 2022). You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize our business, financial condition and future prospects could be negatively impacted. Except as set forth below, as of May 23, 2022, there have been no material changes to the disclosures made in the above referenced Form 10-K (as amended on Form 10-K/A filed with the SEC on May 10, 2022).

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy The Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price requirement of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On November 26, 2021, we received notice from the Listing Qualifications Staff of Nasdaq indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, under Listing Rule 5550(b)(1) because our stockholders’ equity of $(6,969,988) as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2021, was below the required minimum of $2.5 million, and because, as of November 24, 2021, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On January 10, 2022, we submitted to Nasdaq a plan to regain compliance with Listing Rule 5550(b)(1). On February 15, 2022, Nasdaq notified us that they have granted us an extension of up to 180 calendar days from November 26, 2021, or through May 25, 2022, to regain compliance. If we fail to evidence compliance upon filing our periodic report for the quarter ending June 30, 2022, with the SEC, we may be subject to delisting. If Nasdaq determines to delist our common stock, we will have the right to appeal to a Nasdaq hearings panel and such hearing request would stay any suspension or delisting proceedings pending the conclusion of the hearings process.

Additionally, on May 16, 2022, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth In Nasdaq Listing Rule 5550(a)(2). We will have 180 days from May 16, 2022, or through November 14, 2022, to regain compliance. If we do not regain compliance during the compliance period ending November 14, 2022, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notify Nasdaq of our intent to cure the deficiency. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, we may be subject to delisting. If Nasdaq determines to delist our common stock, we will have the right to appeal to a Nasdaq hearing panel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we issued an aggregate of 90,057 shares of Common Stock to consultants with a grant date fair value of approximately $119,000 for investor relations services provided. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the three months ended March 31, 2022, we issued our non-executive Board members stock options to purchase an aggregate of 206,892 shares of Common Stock with a strike price of $1.45 per share, subject to time-based vesting, under the 2020 Plan as payment for services provided to the Board. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the three months ended March 31, 2022, we issued to non-executive employees stock options to purchase an aggregate of 154,000 shares of Common Stock with a strike price of $1.45 per share, subject to time-based vesting, under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the three months ended March 31, 2022, we issued our former Chief Financial Officer stock options to purchase 10,000 shares of Common Stock with a strike price of $1.45 per share, subject to time-based vesting, under the 2020 Plan pursuant as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the three months ended March 31, 2022, we issued our former Chief Medical Officer stock options to purchase 7,500 shares of Common Stock with a strike price of $1.45 per share, subject to time-based vesting, under the 2020 Plan pursuant as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the three months ended March 31, 2022, we issued our Chief Executive Officer stock options to purchase 150,000 shares of Common Stock with a strike price of $1.45 per share, subject to time-based vesting, under the 2020 Plan pursuant as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the three months ended March 31, 2022, we issued our Chief Financial Officer stock options to purchase 150,000 shares of Common Stock with a strike price of $1.18 per share, subject to time-based vesting, under the 2020 Plan pursuant to the executive’s employment agreement. Such issuance was exempt from registration under 4(a)(2) the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of First Wave BioPharma, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K/A filed with the SEC on May 10, 2022).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.2	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.4	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
10.1	Form of Waiver (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2022).
10.2†

Employment Agreement by and between First Wave BioPharma, Inc. and Sarah Romano, dated February 14, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022).

10.3	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith

**furnished, not filed

†Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: May 23, 2022		(Principal Financial and Accounting Officer)