Form 10-Q
period 2022-06-30
First Wave BioPharma, Inc.
filed 2022-08-15
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(561) 589-7020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	FWBI	The Nasdaq Capital Market

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

There were 41,590,308 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of August 11, 2022.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022.

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	June 30,
	2022	December 31,
	(unaudited)	2021
ASSETS

Current Assets:
Cash and cash equivalents	$1,155,009	$8,248,684
Other receivables	70,429	—
Prepaid expenses	563,661	1,176,268
Total Current Assets	1,789,099	9,424,952

Property, equipment, and leasehold improvements, net	58,475	73,110

Other Assets:
Goodwill	1,755,870	1,911,705
Operating lease right-of-use assets	289,504	336,197
Deposits	34,326	44,012
Total Other Assets	2,079,700	2,291,914
Total Assets	$3,927,274	$11,789,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,966,363	$2,707,731
Accrued expenses	426,235	393,253
Accrued dividend payable	653,278	465,361
Note payable	161,909	641,236
Operating lease liabilities	62,673	77,989
Payable related to acquisition - current	12,000,000	8,000,000
Other current liabilities	13,408	14,818
Total Current Liabilities	17,283,866	12,300,388

Non-current operating lease liabilities	248,226	311,138
Payable related to acquisition - long term	585,045	7,000,000
Total Liabilities	18,117,137	19,611,526

Commitments and Contingencies

Stockholders’ Deficit:
Common stock - Par value $0.0001 per share; 50,000,000 shares authorized; 22,699,812 and 14,855,848 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,270	1,485
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares designated; 631.34 and 662.25 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 57,000 shares designated; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	156,166,384	147,305,147
Accumulated deficit	(168,939,031)	(153,904,047)
Accumulated other comprehensive loss	(1,419,486)	(1,224,135)
Total Stockholders’ Deficit	(14,189,863)	(7,821,550)
Total Liabilities and Stockholders’ Deficit	$3,927,274	$11,789,976

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development expenses	$2,906,896	$5,647,798	$7,883,413	$8,163,825
General and administrative expenses	2,498,957	3,629,090	6,904,512	9,326,604
Total operating expenses	5,405,853	9,276,888	14,787,925	17,490,429

Loss from operations	(5,405,853)	(9,276,888)	(14,787,925)	(17,490,429)

Other (expenses) income:
Interest expense	(3,218)	(2,954)	(8,823)	(8,098)
Interest income	926	—	1,065	—
Other income (expense)	—	898	(239,301)	1,601
Change in fair value of liability	—	—	—	532,353
Total other (expenses) income	(2,292)	(2,056)	(247,059)	525,856

Net loss	$(5,408,145)	$(9,278,944)	$(15,034,984)	$(16,964,573)

Other comprehensive loss:
Foreign currency translation adjustment	(136,946)	21,840	(195,351)	(112,957)
Total comprehensive loss	$(5,545,091)	$(9,257,104)	$(15,230,335)	$(17,077,530)

Net loss	$(5,408,145)	$(9,278,944)	$(15,034,984)	$(16,964,573)
Deemed dividend on preferred stock issuances	—	—	—	(4,507,125)
Deemed dividend on preferred stock exchanges	—	(3,424,205)	—	(21,008,253)
Deemed dividend on warrant modifications	(47,300)	—	(47,300)	—
Preferred stock dividends	(97,125)	(26,661)	(187,917)	(231,043)
Net loss applicable to common shareholders	$(5,552,570)	$(12,729,810)	$(15,270,201)	$(42,710,994)

Basic and diluted weighted average shares outstanding	21,807,333	7,812,440	18,693,306	6,679,918

Loss per share - basic and diluted	$(0.25)	$(1.63)	$(0.82)	$(6.39)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, April 1, 2022	645	$—	21,548,835	$2,154	$155,571,487	$(163,530,886)	$(1,282,540)	$(9,239,785)
Issuance of common stock at-the-market for cash, net of offering costs	—	—	1,064,474	107	317,124	—	—	317,231
Deemed dividend of Series B preferred stock	—	—	—	—	(97,125)	—	—	(97,125)
Warrant modification	—	—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification	—	—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into common stock	(14)	—	86,503	9	(9)	—	—	—
Stock-based compensation	—	—	—	—	374,907	—	—	374,907
Foreign currency translation adjustment	—	—	—	—	—	—	(136,946)	(136,946)
Net loss	—	—	—	—	—	(5,408,145)	—	(5,408,145)
Balance, June 30, 2022	631	$—	22,699,812	$2,270	$156,166,384	$(168,939,031)	$(1,419,486)	$(14,189,863)

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, April 1, 2021	1,209	$—	7,492,690	$7,493	$118,693,364	$(103,051,827)	$(1,247,343)	$14,401,687
Issuance of Series C preferred stock upon exchange of Series B preferred stock	(533)	—	—	—	(422)	—	—	(422)
Warrants issued in connection with exchange of Series B preferred stock	—	—	—	—	3,424,626	—	—	3,424,626
Deemed dividend related to exchange of Series B preferred stock	—	—	—	—	(3,424,205)	—	—	(3,424,205)
Dividends on preferred stock	—	—	—	—	(26,661)	—	—	(26,661)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	—	—	563,916	564	(564)	—	—	—
Issuance of common stock at-the-market for cash, net of offering costs	—	—	149,565	150	1,174,198	—	—	1,174,348
Common stock issued upon exercise of warrants	—	—	32,837	33	282,755	—	—	282,788
Common stock and warrants issued to consultants	—	—	19,500	20	147,791	—	—	147,811
Stock-based compensation	—	—	—	—	314,056	—	—	314,056
Foreign currency translation adjustment	—	—	—	—	—	—	21,840	21,840
Net loss	—	—	—	—	—	(9,278,944)	—	(9,278,944)
Balance, June 30, 2021	676	$—	8,258,508	$8,260	$120,584,938	$(112,330,771)	$(1,225,503)	$7,036,924

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2022	—	$—	662	$—	14,855,848	$1,485	$147,305,147	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	1,650,000	165	7,971,926	—	—	7,972,091
Issuance of common stock at-the-market for cash, net of offering costs				—	1,064,474	107	317,124	—	—	317,231
Exercise of pre-funded warrants into common stock	—	—	—	—	4,848,195	485	47,997	—	—	48,482
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(187,917)	—	—	(187,917)
Warrant modification				—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification				—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into common stock	—	—	(31)	—	191,238	19	(19)	—	—	—
Common stock issued to consultants	—	—	—	—	90,057	9	118,990	—	—	118,999
Stock-based compensation	—	—	—	—	—	—	593,136	—	—	593,136
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(195,351)	(195,351)
Net loss	—	—	—	—	—	—	—	(15,034,984)	—	(15,034,984)
Balance, June 30, 2022	—	$—	631	$—	22,699,812	$2,270	$156,166,384	$(168,939,031)	$(1,419,486)	$(14,189,863)

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2021	—	$—	2,774	$—	3,115,031	$3,115	$93,834,936	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,667	—	—	—	—	—	7,105,167	—	—	7,105,167
Issuance of Series C preferred stock to for license acquired	3,290	—	—	—	—	—	2,467,648	—	—	2,467,648
Beneficial conversion feature of Series C preferred stock	—	—	—	—	—	—	4,507,125	—	—	4,507,125
Deemed dividend of Series C preferred stock	—	—	—	—	—	—	(4,507,125)	—	—	(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	19,140	—	(1,839)	—	—	—	(1,431)	—	—	(1,431)
Warrants issued in connection with exchange of Series B preferred stock	—	—	—	—	—	—	21,009,683	—	—	21,009,683
Deemed dividend related to exchange of Series B preferred stock	—	—	—	—	—	—	(21,008,253)	—	—	(21,008,253)
Common stock issued upon conversion of Series B preferred stock	—	—	(259)	—	258,278	258	(258)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(231,043)	—	—	(231,043)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(33,097)	—	—	—	3,125,460	3,126	(3,123)	—	—	3
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	—	—	—	—	580,000	580	9,058,710	—	—	9,059,290
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	149,565	150	1,174,198	—	—	1,174,348
Common stock issued upon exercise of warrants	—	—	—	—	945,644	946	4,905,684	—	—	4,906,630
Common stock and warrants issued to consultants	—	—	—	—	77,030	78	1,092,232	—	—	1,092,310
Issuance of common stock in connection with settlement with former investment bank	—	—	—	—	7,500	7	94,492	—	—	94,499
Stock-based compensation	—	—	—	—	—	—	1,086,296	—	—	1,086,296
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(112,957)	(112,957)
Net loss	—	—	—	—	—	—	—	(16,964,573)	—	(16,964,573)
Balance, June 30, 2021	—	$—	676	$—	8,258,508	$8,260	$120,584,938	$(112,330,771)	$(1,225,503)	$7,036,924

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,034,984)	$(16,964,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,635	3,014
Amortization	—	263,774
Change in right-of-use assets	46,693	(4,855)
Change in fair value liability	—	(532,353)
Stock-based compensation	593,136	1,086,296
Common stock and warrants granted to consultants	118,999	1,186,809
Changes in assets and liabilities:
Other receivables	(70,429)	551,489
Prepaid expenses	612,607	715,368
Lease liabilities	(78,228)	(316,541)
Deposits	9,686	(41,676)
Accounts payable	1,258,632	3,424,266
Accrued expenses	32,982	(465,984)
Other liabilities	(1,410)	398,838
Net cash used in operating activities	(12,497,681)	(10,696,128)

Cash flows from investing activities:
Purchase of property and equipment	—	(73,928)
Net cash used in investing activities	—	(73,928)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	7,105,168
Proceeds from issuance of common stock, net	8,289,322	10,233,638
Proceeds from exercise of warrants	48,482	4,906,630
Payment made related to license agreement	—	(9,000,000)
Payment made related to acquisition	(2,414,955)	—
Repayments of note payable	(479,327)	(412,836)
Net cash provided by financing activities	5,443,522	12,832,600

Net (decrease) increase in cash	(7,054,159)	2,062,544

Effect of exchange rate changes on cash	(39,516)	(50,194)

Cash, beginning balance	8,248,684	6,062,141
Cash, ending balance	$1,155,009	$8,074,491

Non-cash investing and financing activities:
Deemed dividend on preferred stock issuances	$—	$(4,507,125)
Deemed dividend on preferred stock exchanges	$—	$(21,008,253)
Deemed dividend on warrant modifications	$(47,300)	$—
Accrued dividends on preferred stock	$(187,917)	$(231,043)
Common stock issued upon conversion of preferred stock	$(19)	$—
Issuance of Series C preferred stock to settle liability related to license agreement	$—	$2,467,649

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of First Wave and its wholly owned subsidiaries, First Wave Bio, Inc. (“FWB”) and AzurRx SAS. Intercompany transactions and balances have been eliminated upon consolidation.

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

Going Concern Uncertainty

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On June 30, 2022, the Company had cash and cash equivalents of approximately $1.2 million, an accumulated deficit of approximately $168.9 million, and negative working capital of approximately $15.5 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Based on its cash on hand at June 30, 2022, and the approximately $4.6 million in net proceeds received from at-the-market sales through July 14, 2022, the Company anticipates having sufficient cash to fund planned operations into September of 2022, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid on June 30, 2022, and December 31, 2021, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. On June 30, 2022, and December 31, 2021, the Company had approximately $0.6 million and $7.5 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through June 30, 2022.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2022.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 13 for additional information.

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

Research and Development – Intellectual Property Acquired

The Company records intellectual property in asset acquisitions that have not reached technological feasibility and which have no alternative future use, as an expense at the acquisition date. On December 31, 2020, the Company entered into a license agreement (the “FWB License Agreement”) with FWB, pursuant to which FWB granted the Company an exclusive license to certain patents and patent applications related to a proprietary formulation of niclosamide for use in the fields of ICI-AC and COVID-19 GI infections. The acquisition of intellectual property and patents for the worldwide, exclusive right to develop, manufacture, and commercialize proprietary formulations of niclosamide for the fields of treating ICI-AC and COVID-19 in humans was accounted for as an asset acquisition and initial liabilities of approximately $13.3 million in connection with the license acquisition were recorded as research and development expense, because it was determined to have no alternative future uses and therefore no separate economic value, which included cash payments totaling approximately $10.3 million and the issuance of approximately $3.0 million worth of preferred stock (see Note 12). Upon consummation of the Merger (see Note 4) on September 13, 2021, the FWB License Agreement was effectively canceled and the total purchase price of $22.0 million was recorded as an expense at the Merger date.

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

In June 2022, the FASB issued ASU 2022-03 - Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2016-13. This new standard clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company has assessed the impact the update and determined it does not have a material impact on the accompanying financial statements.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2022 (unaudited):
Money market funds	$502,371	$502,371	$—	$—	$502,371
Note payable	161,909	—	161,909	—	161,909

December 31, 2021:
Money market funds	501,607	501,607	—	—	501,607
Note payable	$641,236	$—	$641,236	$—	$641,236

At June 30, 2022 and December 31, 2021, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

On November 15, 2021, the Company reached an agreement (the “November 2021 Settlement Agreement”) with the Representative of the former stockholders of FWB to substantially reduce the immediate payment obligations of the Company and defer certain remaining milestone and other payment obligations over time. The November 2021 Settlement Agreement called for an immediate payment of $2.0 million related to the FW-UP milestone payment. Additionally, it called for periodic installments of the up-front cash payments due of $500,000 per month payable from January 2022 through August 2022, $1.0 million per month payable from September 2022 through July 2023, and payment of 10% in excess of $10.0 million in financing transactions consummated by the Company after the effective date of the November 2021 Settlement Agreement until an aggregate of $15.0 million is paid. In addition, the Company cancelled 332,913 shares of Common Stock held by FWB immediately prior to the Merger for no additional consideration, which shares of Common Stock are authorized and unissued.

During the three and six months ended June 30, 2022 the Company paid an aggregate of $0 million and $2.4 million in cash towards the purchase price. During the year ended December 31, 2021, the Company paid an aggregate of $7.0 million (in cash and shares) towards the purchase price and $2.0 million in milestone payments.

On May 19, 2022, the Representative filed a complaint against the Company in the Court of Chancery in the State of Delaware (the “FWB Action”) for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action seeks specific performance of the Company’s obligations under the Merger Agreement and the November 2021 Settlement Agreement, including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law. On July 29, 2022, the Company reached an agreement with the Representative to settle the FWB Action and to restructure the Company’s obligations to the former FWB stockholders (see Note 16 – The FWB Action).

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

The unachieved potential milestone payments and revenue share are not yet considered probable, therefore no milestone payments have been accrued as of June 30, 2022. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	June 30,
	2022	December 31,
	(unaudited)	2021
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(29,343)	(14,708)
Property, plant and equipment, net	$58,475	$73,110

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $7,300 and $2,000, respectively, and for the six months ended June 30, 2022 and 2021 was approximately $14,600 and $3,000, respectively.

Note 6 – Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly asset purchase agreement entered in March 2019 (see Note 12), in which the Company purchased all remaining rights, title and interest in and to adrulipase from Mayoly, the Company recorded Patents in the amount of approximately $3.8 million as follows:

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

Amortization expense was approximately $132,000 and $264,000 for the three and six months ended June 30, 2021, respectively.

During the year ended December 31, 2021, the Company recorded impairment charges of approximately $2.4 million related to patents that the Company determined were no longer sufficient for the commercialization of adrulipase.

Goodwill is as follows:

Goodwill
Balance on January 1, 2021	$2,054,048
Foreign currency translation	(142,343)
Balance on December 31, 2021	1,911,705
Foreign currency translation	(155,835)
Balance on June 30, 2022 (unaudited)	$1,755,870

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2022	December 31,
	(unaudited)	2021
Professional fees	$263,616	$15,000
Consulting fees	92,124	104,100
Payroll and benefits	70,495	274,153
Total accrued expenses	$426,235	$393,253

Note 8 – Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2021, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $957,000 that bears interest at an annual rate of 3.99%. Monthly payments, including principal and interest, are approximately $81,000 per month. The balance due under this financing agreement was approximately $162,000 and $641,000 at June 30, 2022 and December 31, 2021, respectively.

Note 9 – Capital Stock

Common Stock and Preferred Stock

The Company’s certificate of incorporation, as amended and restated on February 14, 2022, (the “Charter”) authorizes the issuance of up to 50,000,000 shares of Common Stock (increased from 25,000,000 shares of Common Stock authorized), par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

The Company had 22,699,812 and 14,855,848 shares of its Common Stock issued and outstanding on June 30, 2022 and December 31, 2021, respectively.

The Company has designated 5,194.805195 shares as Series B Preferred Stock and had approximately 631.34 and 662.25 shares of Series B preferred stock issued and outstanding on June 30, 2022 and December 31, 2021, respectively.

The Company has designated 57,000 shares as Series C Preferred Stock and had 0 shares of Series C preferred stock issued and outstanding on June 30, 2022 and December 31, 2021, respectively.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Series B Certificate of Designation”), the Series B Preferred Stock will rank senior to the Common Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company. Each share of Series B Preferred Stock has a stated value of $7,700, subject to adjustment for stock splits, combinations and similar events (the “Series B Stated Value”). Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. On June 30, 2022 and December 31, 2021, aggregate dividends payable amounted to approximately $653,000 and $465,000, respectively.

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

Pursuant to the Series B Certificate of Designation, in the event of any issuance by the Company or any of its subsidiaries of Common Stock or common stock equivalents for cash consideration or a combination of units thereof (a “Subsequent Financing”), each holder of Series B Preferred Stock has the right, subject to certain exceptions set forth in the Series B Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700.00, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock) for any securities or units issued in a Subsequent Financing on a dollar-for-dollar basis (the “Series B Exchange Right”).

The Company entered into Waivers with holders of approximately $2.88 million of stated value of Series B Preferred Stock. The Company also entered into Waivers with Company insiders holding approximately $0.047 million of stated value of Series B Preferred Stock for which the Company did not pay a waiver fee. The cash waivers paid of approximately $0.233 million were recorded as other expense on the Company’s condensed consolidated statements of operations for the six months ending June 30, 2022.

Series B Exchange Right Permanent Waiver

Effective May 12, 2022, the holders of 81.3% of the outstanding shares of the Series B Preferred Stock permanently waived for themselves and all other holders of the Series B Preferred Stock the Series B Exchange Right with respect to any Subsequent Financing occurring on or after January 1, 2022 (the “Permanent Waiver”).  Holders of Series B Preferred Stock as of the April 27, 2022 record date were entitled to notice of and to consent to the Permanent Waiver (the “Record Holders”).

Pursuant to the terms of the Series B Certificate of Designation, the written consent of the holders of at least a majority of the Series B Preferred Stock outstanding was required to consent to the Permanent Waiver (the “Required Consent”). The Company requested that the Record Holders consent to the Permanent Waiver by executing and delivering a joinder to the Waiver Agreement (as defined below). The execution and delivery of the joinder to the Waiver Agreement was deemed, for purposes of Section 228 of the General Corporation Law of the State of Delaware, to be an action by written consent in lieu of a meeting to approve the Permanent Waiver. The Company’s solicitation of consents to the Permanent Waiver terminated in accordance with its terms at 5:00 p.m., Eastern Time, on May 12, 2022 (the “Expiration Date”). The Record Holders who consented to the Permanent Waiver prior to the Expiration Date are referred to herein as the “Consenting Holders”.

The Required Consent was obtained from the Consenting Holders and the solicitation terminated in accordance with its terms as of the Expiration Date.  The Permanent Waiver was effective immediately upon the Expiration Date and was binding on all holders of the Series B Preferred Stock, including those holders that did not timely consent to the Permanent Waiver prior to the Expiration Date.  The Permanent Waiver will also be applicable to any future holder of Series B Preferred Stock. A notation of the Permanent Waiver was made on the books and records of the Company’s transfer agent and a legend reflecting the Permanent Waiver was placed on any physical share certificate representing shares of Series B Preferred Stock.

Pursuant to the terms of a Waiver Agreement entered into by the Company and the Consenting Holders (the “Waiver Agreement”), the Company permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $0.25 per share or, in the case of Consenting Holders who are officers and directors of the Company, $0.3294 (the “Exercise Price Reduction”). Only Consenting Holders are entitled to the Exercise Price Reduction. Series B Warrants to purchase an aggregate of approximately 251,742 shares of Common Stock received the Exercise Price Reduction which was effective as of the Expiration Date. As a result of the Exercise Price Reduction of the Series B Warrants described above, the Company recorded a deemed dividend of approximately $0.047 million in the three and six months ended June 30, 2022.

Series B Exchanges into the January 2021 Offerings

During the six months ended June 30, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 13,501.08 shares of Series C Preferred Stock and warrants to purchase an aggregate of 1,350,066 shares of Common Stock in connection with the exchange of approximately 1,306.30 shares of Series B Preferred Stock. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges resulted in a substantive change and should be accounted for as an extinguishment. As such, for the six months ended June 30, 2021, the Company recognized an aggregate deemed dividend of approximately $17.6 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

Equity Line with Lincoln Park

In November 2019, the Company entered into a purchase agreement (the “Equity Line Agreement”), together with a registration rights agreement (the “Lincoln Park Registration Rights Agreement”), with Lincoln Park. Under the terms of the Equity Line Agreement, Lincoln Park had committed to purchase up to $15,000,000 of Common Stock (the “Equity Line”). Upon execution of the Equity Line Agreement, the Company issued Lincoln Park 48,716 shares of Common Stock (the “Commitment Shares”) as a fee for its commitment to purchase shares of Common Stock under the Equity Line Agreement, which had a grant date fair value of approximately $297,000 and had no effect on expenses or stockholders’ equity.

The Company did not issue shares of Common Stock, during either of the three or six months ended June 30, 2022 and 2021, in connection with the Equity Line Agreement. The Equity Line Agreement expired by its terms on July 31, 2022.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. During each of the three and six months ended June 30, 2021, the Company issued and sold an aggregate of 149,565 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $1.3 million, less issuance costs incurred of approximately $46,000. During each of the three and six months ended June 30, 2022, the Company issued and sold an aggregate of 1,064,474 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $334,000, less issuance costs incurred of approximately $17,000.

March 2022 Registered Direct Offering

On March 2, 2022, the Company completed a registered direct offering (the “March 2022 Offering”) priced at the market under Nasdaq rules for an aggregate of 1,650,000 shares of Common Stock, pre-funded warrants exercisable for an aggregate of up to 4,848,195 shares of Common Stock (the “March 2022 Pre-Funded Warrants”), and Series C Warrants (the “March 2022 Warrants”) exercisable for an aggregate of up to 6,498,195 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2022 Warrant to purchase one share of Common Stock was $1.385, and the public offering price for each March 2022 Pre-Funded Warrant and accompanying March 2022 Warrant to purchase one share of Common Stock was $1.375. The total net proceeds from the March 2022 Offering were approximately $8.0 million. The March 2022 Warrants have an exercise price of $1.26 per share and will be exercisable for five years from the issuance date. The March 2022 Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.01 per share and will expire when exercised in full. Additionally, the Company issued warrants to the placement agent (the “March 2022 Placement Agent Warrants”) to purchase 389,891 shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and March 2022 Pre-Funded Warrants placed in the March 2022 Offering. The March 2022 Placement Agent Warrants have a term of five years from the date of the prospectus supplement relating to the March 2022 Offering and an exercise price of $1.73 per share.

The proceeds from the March 2022 Offering were allocated to the Common Stock, Pre-Funded warrants, and March 2022 Investor Warrants based on their relative fair values. The total proceeds of approximately $9.0 million, net of $1.0 million offering costs, were allocated as follows: approximately $2.3 million to the Common Stock, approximately $0.3 million to the Pre-Funded Warrants, and approximately $6.4 million to the March 2022 Warrants. The total offering costs of approximately $1.0 million were recognized in equity.

March 2021 Registered Direct Offering

On March 10, 2021, the Company completed a registered direct offering (the “March 2021 Offering”) priced at the market under Nasdaq rules for an aggregate of 580,000 shares of Common Stock, pre-funded warrants to purchase up to 205,854 shares of Common Stock (the “March 2021 Pre-Funded Warrants”), with an exercise price of $0.10 per share and no expiration term, and warrants (the “March 2021 Warrants”) to purchase an aggregate of 392,927 shares of Common Stock with an exercise price of $12.10 per share and an expiration term of five years from the date of issuance. The price per share of this offering was $12.725. The Company also issued warrants to the placement agent (the “March 2021 Placement Agent Warrants”) exercisable for up to 55,008 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $12.725. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $15.906 per share, or 125% of the effective purchase price per share of Common Stock issued. The Company concluded that the freestanding March 2021 Warrants and the March 2021 Placement Agent Warrants did not contain any provisions that would require liability classification and therefore should be classified in stockholder’s equity.

The proceeds from the March 2021 Offering were allocated to the Common Stock, March 2021 Pre-Funded Warrants, and March 2021 Warrants based on their relative fair values. The total proceeds of approximately $9.1 million, net of $0.9 million offering costs, were allocated as follows: approximately $3.9 million to the Common Stock, approximately $2.6 million to the pre-funded warrants, and approximately $3.5 million to the March 2021 Warrants. The total offering costs of approximately $0.9 million were recognized in equity.

Common Stock Issuances

Issuances for the Three and Six Months Ended June 30, 2022

During the three months ended June 30, 2022, the Company issued and sold an aggregate of 1,064,474 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $317,000.

During the three months ended June 30, 2022, the Company issued an aggregate of 86,503 shares of Common Stock and accompanying warrants (the “Exchange Warrants”) upon the exchange of an aggregate of 13.87 shares of Series B Preferred Stock with a stated value of approximately $107,000 plus accrued dividends of approximately $13,000. The Exchange Warrants have an exercise price of $1.26 per share and will be exercisable for five years from the issuance date.

During the six months ended June 30, 2022, the Company issued 1,650,000 shares of Common Stock under the March 2022 Offering for which the Company received net proceeds of approximately $8.0 million.

During the six months ended June 30, 2022, the Company issued an aggregate of 4,848,195 shares of Common Stock upon the conversion of the March 2022 Pre-Funded Warrants issued at a par value of $0.01 (See Note 10).

During the six months ended June 30, 2022, the Company issued an aggregate of 191,238 shares of Common Stock and accompanying Exchange Warrants upon the exchange of an aggregate of 30.92 shares of Series B Preferred Stock with a stated value of approximately $238,000 plus accrued dividends of approximately $27,000.

During the six months ended June 30, 2022, the Company issued an aggregate of 90,057 shares of its Common Stock to consultants with a grant date fair value of approximately $119,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the six months ended June 30, 2022, the Company issued and sold an aggregate of 1,064,474 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $317,000.

Issuances for the Three and Six Months Ended June 30, 2021

During the three months ended June 30, 2021, the Company issued and sold an aggregate of 149,565 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $1.2 million.

During the three months ended June 30, 2021, the Company issued an aggregate of 19,500 shares of its Common Stock to consultants with a grant date fair value of approximately $147,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended June 30, 2021, the Company issued an aggregate of 563,916 shares of Common Stock upon the conversion of an aggregate of 5,639.15 shares of Series C Preferred Stock with a stated value of approximately $4.1 million plus accrued dividends of approximately $122,000.

During the three months ended June 30, 2021, the Company issued an aggregate of 32,838 shares of Common Stock upon the exercise of an aggregate of 32,838 investor warrants (See Note 11).

During the six months ended June 30, 2021, the Company issued and sold an aggregate of 149,565 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $1.2 million.

During the six months ended June 30, 2021, the Company issued an aggregate of 77,030 shares of its Common Stock to consultants with a grant date fair value of approximately $1.1 million for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the six months ended June 30, 2021, the Company issued an aggregate 7,500 shares of its Common Stock with a grant date fair value of approximately $94,000 in connection with the settlement with the Company’s former investment bank, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the six months ended June 30, 2021, the Company issued an aggregate of 3,125,460 shares of Common Stock upon the conversion of an aggregate of 33,097.10 shares of Series C Preferred Stock with a stated value of approximately $24.7 million plus accrued dividends of approximately $198,000.

During the six months ended June 30, 2021, the Company issued an aggregate of 945,644 shares of Common Stock upon the exercise of an aggregate of 945,644 investor warrants, including an aggregate of 399,187 pre-funded warrants (See Note 11).

During the six months ended June 30, 2021, the Company issued an aggregate of 258,278 shares of Common Stock upon the conversion of an aggregate of 26 shares of Series B Preferred Stock with a stated value of approximately $2.0 million plus accrued dividends of approximately $3,000.

During the six months ended June 30, 2021, the Company issued 580,000 shares of Common Stock under the March 2021 Offering for which the Company received net proceeds of approximately $9.1 million.

Series C Purchase Agreement

On January 5, 2021, the Company closed on a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.33 shares of Series C Preferred Stock, at a price of $750.00 per share, initially convertible into an aggregate of 533,333 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $7.50 per share (the “January 2021 Registered Direct Offering”).

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

During the six months ended June 30, 2021, all outstanding shares of Series C Preferred Stock were converted to Common Stock.

Note 10 – Warrants

Warrant activity for the six months ended June 30, 2022 and 2021 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2022	5,527,390	$9.49	3.95
Issued	11,927,519	0.77	4.67
Expired	(121,639)	36.93	—
Exercised	(4,848,195)	0.01	4.67
Warrants outstanding and exercisable on June 30, 2022	12,485,075	$3.49	4.18

Warrants outstanding and exercisable on January 1, 2021	2,517,722	$12.20	4.04
Issued	3,922,426	7.78	4.88
Expired	(32,117)	20.07	—
Exercised	(952,588)	5.32	2.36
Warrants outstanding and exercisable on June 30, 2021	5,455,443	$10.18	4.38

The outstanding warrants expire from 2022 through 2027.

In connection with the March 2022 Offering, the Company entered into a warrant amendment agreement with an investor pursuant to which the Company agreed to amend the investor’s existing warrants to purchase up to 1,066,666 shares of Common Stock at an exercise price of $8.00 per share issued in January 2021 and warrants to purchase up to 392,927 shares of Common stock at an exercise price of $12.10 per share issued in March 2021 (the “Existing Warrants”), in consideration for such investor’s purchase of $9.0 million of securities in the March 2022 Offering and payment of $0.0281 per share for each share of common stock issuable upon exercise of the Existing Warrants to (i) lower the exercise price of the Existing Warrants to $1.26 per share and (ii) extend the termination date of the Existing Warrants to March 2, 2027.

During the six months ended June 30, 2022, the Company issued March 2022 Warrants, March 2022 Pre-Funded Warrants, and March 2022 Placement Agent Warrants to purchase 11,736,281 shares of Common Stock in connection with the March 2022 Offering, as well as Exchange Warrants to purchase 191,238 shares of Common Stock in connection with a Series B Preferred Stock exchange (See Note 9).

During the six months ended June 30, 2021, the Company issued warrants, pre-funded warrants, and placement agent warrants to purchase 1,334,664 and 653,789 shares of the Company’s Common Stock in connection with the January 2021 Offerings and the March 2021 Offering, respectively, and warrants to purchase 1,350,066 shares of the Company’s Common Stock in connection with exchanges made pursuant to the Series B Exchange Right (See Note 9).

Additionally, on February 8, 2021, warrants to purchase 20,000 shares of Common Stock were issued to a consultant at an exercise price of $16.90 per share and expire four years from the date of issuance. The total grant date fair value of these warrants was determined to be approximately $214,000, as calculated using the Black-Scholes model. For the six months ended June 30, 2021, warrants to purchase a total of 5,000 shares of Common Stock vested, with a grant date fair value of approximately $53,000, which was recorded as stock-based compensation as part of general and administrative expense.

Note 11 – Equity Incentive Plan

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

As of June 30, 2022, there were an aggregate of 2,114,360 shares available under the 2020 Plan, of which 716,506 shares were issued and outstanding and 1,397,854 shares were available for potential issuances.

As of June 30, 2022, there were an aggregate of 260,426 shares available under the 2014 Plan, of which 197,559 shares were issued and outstanding and 62,867 shares are reserved subject to issuance of restricted stock and restricted stock unit awards (“RSUs”).

During the six months ended June 30, 2022 and 2021, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2022	439,192	$11.58	7.28	$—
Granted	678,392	1.39	8.08	—
Canceled	(60,271)	9.06	—	—
Forfeited	(143,248)	4.06	—	—
Outstanding at June 30, 2022	914,065	$5.22	8.52	$—
Exercisable at June 30, 2022	439,561	$8.54	7.59	$—

Outstanding at January 1, 2021	407,029	$13.80	7.94	$—
Granted	156,465	8.83	9.17	—
Canceled	(133,976)	10.48	2.87	—
Outstanding at June 30, 2021	429,518	$11.75	7.72	$79,440
Exercisable at June 30, 2021	241,346	$14.15	6.70	$52,120

During the six months ended June 30, 2022 and 2021, the Board approved the grant of options to purchase 678,392 and 156,465 shares of Common Stock, respectively. All option grants were pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

During the six months ended June 30, 2022 and 2021, stock options to purchase an aggregate of 60,271 and 133,976 shares of Common Stock under the 2020 Plan were cancelled. During the six months ended June 30, 2022, stock options to purchase 143,248 shares of Common Stock were forfeited.

For the six months ended June 30, 2022 and 2021, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2022	2021
Contractual term (in years)	6.50	10.00
Expected Volatility	90.92%	88.64%
Risk-free interest rate	1.11%	1.38%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the six months ended June 30, 2022 and 2021 was $1.23 and $6.81, respectively.

As of June 30, 2022, the Company had unrecognized stock-based compensation expense of approximately $1.1 million. Approximately $0.6 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 9.40 years. Approximately $0.5 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

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

As of June 30, 2022 and 2021, the Company had 27,500 shares of restricted stock that had not yet vested and unrecognized restricted common stock expense of approximately $394,000. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of Adrulipase and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable as of June 30, 2022.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$24,839	$31,765	$71,246	$430,077
General and administrative	350,068	282,291	521,891	656,219
Total stock-based compensation expense	$374,907	$314,056	$593,136	$1,086,296

Note 12 – Agreements

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

Note 13 – Leases

The Company leases its offices under operating leases which are subject to various rent provisions and escalation clauses.

The Company is a party to two real property operating leases for the rental of office space. The Company has office space of 3,472 square feet in Boca Raton, Florida that is used for its corporate headquarters with a term through August 31, 2026. The Company also has office space in in Brooklyn, New York on a month-to-month basis. The Company was previously a party to office space in Hayward, California with a term through May 31, 2022, which was not be renewed upon its expiration.

The Company’s leases expire at various dates through 2026. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expense was approximately $50,000 and $57,000, respectively, for the three months ended June 30, 2022 and 2021 and $78,000 and $110,000, respectively, for the six months ended June 30, 2022 and 2021.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of June 30, 2022 are:

June 30,
2022
Lease term and discount rate
Weighted-average remaining lease term (years)	4.1
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of June 30, 2022, were as follows:

2022 (remainder of year)	$41,126
2023	83,691
2024	86,202
2025	88,788
2026	60,593
Total lease payments	360,400
Less imputed interest	(49,501)
Present value of lease liabilities	$310,899

Note 14 - Net Loss per Common Share

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

All shares of Common Stock that may potentially be issued in the future are as follows:

	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
Common stock warrants	12,485,075	5,455,443
Stock options	914,065	429,518
Convertible preferred stock (1)	716,157	706,054
Total shares of common stock issuable	14,115,297	6,591,015

(1)	Convertible preferred stock is assumed to be converted at the rate of $7.70 per common share, which is the conversion price as of June 30, 2022.

During the three months ended June 30, 2022, the Company determined that approximately $0.595 million was incorrectly classified as a deemed dividend in the three months ended March 31, 2022. The Company corrected this misclassification as presented in its condensed consolidated financial statements for the six-month periods presented ending June 30, 2022.

Note 15 - Employee Benefit Plans

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

Employer contributions under this 401(k) plan amounted to approximately $29,000 and $23,000 for the three months ended June 30, 2022 and 2021, respectively, and approximately $76,000 and $55,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 16 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the items noted below.

ATM Issuances

During July of 2022, the Company issued and sold an aggregate of 18,890,496 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $4.8 million, less issuance costs incurred of approximately $202,000.

Nasdaq Listing Extension

On November 26, 2021, the Company received a deficiency notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), indicating that the Company was not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Common Stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). In that regard, the Company reported a stockholders’ deficit of $(6,969,988) in its Quarterly Report on Form 10-Q for the period ended September 30, 2021 (the Company did not then, and does not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years).

On January 10, 2022, the Company submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule and on February 15, 2022, the Staff notified the Company that Nasdaq had granted it an extension through May 25, 2022, to regain compliance (this represented the maximum extension period available to the Staff under the Nasdaq Listing Rules). On May 26, 2022, the Company received a letter from the Nasdaq Staff indicating that, based upon its continued non-compliance with the Minimum Stockholders’ Equity Rule, the Staff had determined to delist the Company’s securities from Nasdaq unless it timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

Additionally, on May 16, 2022, the Company received notice from the Staff indicating that, based upon the closing bid price of the Common Stock for the prior 30 consecutive business days, it was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Company has 180 days from May 16, 2022, or through November 14, 2022, to regain compliance with the Bid Price Rule.

The Company timely requested a hearing before the Panel. Following the hearing, on July 11, 2022 the Panel granted its request for continued listing of the Common Stock (the “Exception”).

The Exception is subject to a number of significant conditions that must be satisfied on or before specific deadlines set forth in the Exception, including the completion of a significant equity financing, the receipt of stockholder approval for a reverse stock split that would enable us to comply with the Bid Price Rule and the completion of an agreement with the Representative of the former stockholders of First Wave Bio, Inc., on terms described in the Exception. The final term of the Exception expires on November 22, 2022.

Pursuant to the Exception, the Company is required to provide the Panel with prompt notification of any significant events that occur including any event that may call into question the Company’s ability to satisfy the terms of the Exception. The Panel has reserved the right to reconsider the terms of the Exception based on any event, condition or circumstance that exists or develops that would, in the Panel’s opinion, make continued listing of our securities on Nasdaq inadvisable or unwarranted.

Dismissal of Previous Independent Registered Public Accounting Firm

On July 5, 2022, the Audit Committee of the Company’s Board of Directors (the “Board”) approved the dismissal of Marcum LLP as the Company’s independent registered public accounting firm, effective immediately and the engagement of Mazars USA LLP as the Company’s new independent registered public accounting firm as of and for the year ending December 31, 2022. Marcum LLP was engaged as the Company’s independent registered public accounting firm from April 27, 2022 to July 5, 2022 (the “Marcum Engagement Period”). During the Marcum Engagement Period, Marcum did not audit the Company’s financial statements or issue any reports on the Company’s financial statements.

Private Placement

On July 15, 2022, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with the investors named therein (the “Purchasers”), we closed a private placement offering (the “Private Placement”) in which we issued an aggregate of (i) 150 shares (the “Series D Preferred Shares”) of the our Series D Convertible Preferred Stock (the “Series D Preferred Stock”), stated value $1,000 per share, convertible into an aggregate of 1,000,000 shares of the Common Stock, (ii) 150 shares (the “Series E Preferred Shares” and, collectively with the Series D Preferred Shares, the “Preferred Shares”) of our Series E Convertible Preferred Stock (the “Series E Preferred Stock”), stated value $1,000 per share, convertible into an aggregate of 1,000,000 shares of Common Stock (the shares of Common Stock issuable upon conversion of the Preferred Shares, collectively, the “Conversion Shares”), and (iii) Series D Warrants (the “Series D Warrants”), to purchase up to an aggregate of 2,000,000 shares of Common Stock the (the “Warrant Shares”). The Series D Preferred Shares are convertible, following the effectiveness of the Reverse Split Amendment (as defined below), into an aggregate of 1,000,000 shares of Common Stock at a conversion price of $0.15 per share and the Series E Preferred Shares are convertible, following the effectiveness of the Reverse Split Amendment, into an aggregate of 1,000,000 shares of Common Stock at a conversion price of $0.15 per share. The Series D Warrants have an exercise price of $0.15 per share, are exercisable commencing upon the effectiveness of the Reverse Split Amendment and will expire five years from the initial exercise date. The Company received gross proceeds of approximately $300,000 from the Private Placement, before deducting the offering expenses payable by the Company, including fees payable to H.C. Wainwright & Co., LLC (“Wainwright”).

As compensation to Wainwright, as the exclusive placement agent in connection with the Private Placement, we paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised in the Private Placement and reimbursement of certain expenses and legal fees. We also issued to designees of Wainwright in a private placement, warrants (the “Placement Agent Warrants”) to purchase up to 120,000 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants are exercisable for $0.1875 per share (which is 125% of the conversion price of the Preferred Shares) and will be exercisable commencing upon the effectiveness of the Reverse Split Amendment and will expire five years from the initial exercise date.

In connection with the Private Placement, on July 15, 2022, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers pursuant to which we are required to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the shares that are issuable upon conversion of the Preferred Shares, and the shares issuable upon exercise of the Warrants. Under the terms of the Registration Rights Agreement, we are obligated to file a registration statement covering these shares with the SEC on or before July 30, 2022 and to use our commercially reasonable efforts to cause the registration statement declared effective by the SEC within five days after the Reverse Stock Split Amendment is effective.

Annual Meeting and Proposed Reverse Stock Split

On July 25, 2022, the Company mailed its definitive proxy materials for its annual meeting of stockholders (the “Annual Meeting”) to be held on August 25, 2022.  One of the proposals to be considered and voted upon by the stockholders is a proposal for stockholder approval for a proposed amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to effect a reverse stock split of our issued and outstanding shares of Common Stock at a specific ratio, ranging from one-for-ten to one-for-forty, at any time prior to the one-year anniversary date of the Annual Meeting, with the exact ratio to be determined by the Company’s board of directors (the “Reverse Split Amendment”). Under the terms of the Exception, the Company is required to effect the Reverse Split Amendment no later than August 26, 2022.

The FWB Action

On May 19, 2022, the Representative filed the FWB Action. On July 29, 2022, the Company reached an agreement with the Representative to settle the FWB Action and to restructure the Company’s obligations to the former FWB stockholders (the “July 2022 Settlement Agreement”). The Company agreed to pay the Representative: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 and the completion by the Company of one or more qualifying equity offerings (collectively, the “Payments”). The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by the Company in the event of a license or sale of adrulipase, subject to a cap. The Representative also is entitled receive a percentage of the consideration received by the Company in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by the Company in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by the Company or its stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of ardulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the Term Sheet, the Representative has agreed to stay the FWB Action for a period of 90 days and to eliminate the Company’s obligation to pay a portion of any offering proceeds to the Representative. In addition, the Company’s obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the Term Sheet. Effective upon the Second Payment, the Representative has agreed to dismiss the FWB Action with prejudice and to extinguish the remaining fixed payment obligations owed to the former FWB shareholders.

In the Term Sheet the Company and the Representative have also agreed to enter into a formal settlement agreement embodying the terms described above and containing mutual releases and other customary terms that will become effective upon the payment of the Second Payment. In addition, certain related parties of the Representative will agree to vote their shares of Common Stock for a reverse stock split intended to enable the Company to regain compliance with the Bid Price Rule.

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

In April 2021, we launched the Phase 2 RESERVOIR COVID-19 GI clinical trial using a proprietary oral immediate-release tablet formulation of micronized niclosamide in the U.S., Ukraine and India, and in April 2022, announced that the trial did not meet its efficacy endpoint, but FW-COV was demonstrated to be safe with no serious adverse events reported by the more than 150 patients that participated in the trial. We are awaiting the complete set of data for analysis, including anti-inflammatory biomarkers, abdominal discomfort changes, and medium-term safety follow-up, in order to report the full data set along with next steps for the FW-COV program.

In September 2021, we announced the initiation of patient screening for the stage 2 portion of the ongoing Phase 2 UP/UPS trial in Italy and in October 2021 we announced the dosing of the first patient in the trial. In August 2022, we concluded the trial. The trial data indicated that while niclosamide was safe and well tolerated with no serious adverse events, the data failed to demonstrate efficacy based on the study design. We are evaluating whether to conduct a future study under a new trial design.

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

The FWB Action

As a result of the topline data from the Phase 2 RESERVOIR COVID-19 GI clinical trial and the ongoing volatility in the biotechnology sector, we have initiated certain measures to reduce our expenses and conserve capital. Included in these measures is a reduction in our headcount, as well as the closure of our California office at the end of May 2022 and our facility in Langlade, France. We also determined to suspend payments related to our acquisition of First Wave Bio, Inc. (“FWB”), in order to conserve capital. On May 19, 2022, Fortis Advisors LLC, the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB in connection with the Agreement and Plan of Merger dated as of September 13, 2021, by and among us, Alpha Merger Sub, Inc. and FWB (the “Merger Agreement”), filed a complaint in the Court of Chancery of the State of Delaware (the “FWB Action”), for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action seeks specific performance of the Company’s obligations under the Merger Agreement and the settlement agreement by and between us and the Representative, dated November 15, 2021 (the “November 2021 Settlement Agreement”), including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law.

On July 29, 2022, we reached an agreement with the Representative to settle the FWB Action and to restructure our obligations to the former FWB stockholders (the “July 2022 Settlement Agreement”). We agreed to pay the Representative: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 and our completion of one or more qualifying equity offerings (collectively, the “Payments”). The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The Representative also is entitled receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of ardulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the Term Sheet, the Representative has agreed to stay the FWB Action for a period of 90 days and to eliminate our obligation to pay a portion of any offering proceeds to the Representative. In addition, our obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the Term Sheet. Effective upon the Second Payment, the Representative has agreed to dismiss the FWB Action with prejudice and to extinguish the approximately $12.5 million of fixed payment obligations currently owed to the former FWB shareholders.

In the Term Sheet, we and the Representative have also agreed to enter into a formal settlement agreement embodying the terms described above and containing mutual releases and other customary terms that will become effective upon the payment of the Second Payment. In addition, certain related parties of the Representative will agree to vote their shares of our common stock for a reverse stock split intended to enable us to regain compliance with the Bid Price Rule (as defined below).

In the event that we are not able to meet the obligations under the Merger Agreement or the July 2022 Settlement Agreement, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

Nasdaq Listing Extension

On November 26, 2021, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholder’s Equity Rule”). In that regard, we reported a stockholders’ deficit of $(6,969,988) in our Quarterly Report on Form 10-Q for the period ended September 30, 2021 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years).

On January 10, 2022, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule and on February 15, 2022, the Staff notified us that Nasdaq had granted us an extension through May 25, 2022, to regain compliance (this represented the maximum extension period available to the Staff under the Nasdaq Listing Rules). On May 26, 2022, we received a letter from the Staff indicating that, based upon our continued non-compliance with the Minimum Stockholders’ Equity Rule, the Staff had determined to delist our securities from Nasdaq unless we timely requested a hearing before the Nasdaq hearings Panel (the “Panel”).

Additionally, on May 16, 2022, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have 180 days from May 16, 2022, or through November 14, 2022, to regain compliance with the Bid Price Rule.

We requested a hearing before the Panel. Following the hearing, on July 11, 2022, the Panel granted our request for continued listing of our common stock (the “Exception”). The Exception is subject to a number of significant conditions that must be satisfied on or before specific deadlines set forth in the Exception, including the completion of a significant equity financing and the receipt of stockholder approval for a reverse stock split that would enable us to comply with the Bid Price Rule. The final term of the Exception expires on November 22, 2022.

Pursuant to the Exception, we are required to provide the Panel with prompt notification of any significant events that occur including any event that may call into question our ability to satisfy the terms of the Exception. The Panel has reserved the right to reconsider the terms of the Exception based on any event, condition or circumstance that exists or develops that would, in the Panel’s opinion, make continued listing of our securities on Nasdaq inadvisable or unwarranted.

Series B Exchange Right Waivers

Between February 1 and February 7, 2022, we entered into waiver agreements (the “Temporary Waiver”) with certain holders of our Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), pursuant to which we agreed to pay a cash waiver fee equal to ten percent of the stated value of the shares of Series B Preferred Stock held by such holder (other than holders who are insiders who did not receive a cash waiver fee) and such holder agreed to irrevocably waive its Series B Exchange Right (as defined below) with respect to any Subsequent Financing (as defined below) that occurs from and after the date of the Temporary Waiver until December 31, 2022.

Pursuant to the Series B Preferred Stock Certificate of Designations (the “Series B Certificate of Designations”), in the event of any issuance by us or any of our subsidiaries of our common stock or common stock equivalents for cash consideration or a combination of units thereof (a “Subsequent Financing”), each holder of our Series B Preferred Stock has the right, subject to certain exceptions set forth in the Series B Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700.00, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock) for any securities or units issued in a Subsequent Financing on a dollar-for-dollar basis (the “Series B Exchange Right”).

We entered into Temporary Waivers with holders of approximately $2.88 million of stated value of our Series B Preferred Stock. We also entered into Temporary Waivers with Company insiders holding approximately $474,000 of stated value of our Series B Preferred Stock for which we did not pay a waiver fee.

Effective May 12, 2022, the holders of 81.3% of the outstanding shares of the Series B Preferred Stock permanently waived for themselves and all other holders of the Series B Preferred Stock the Series B Exchange Right with respect to any Subsequent Financing (as defined below) occurring on or after January 1, 2022 (the “Permanent Waiver”).  Holders of Series B Preferred Stock as of the April 27, 2022 record date were entitled to notice of and to consent to the Permanent Waiver (the “Record Holders”).

Pursuant to the terms of the Series B Certificate of Designations, the written consent of the holders of at least a majority of the Series B Preferred Stock outstanding was required to consent to the Permanent Waiver (the “Required Consent”).  We requested that the Record Holders consent to the Permanent Waiver by executing and delivering a joinder to the Waiver Agreement (as defined below). The execution and delivery of the joinder to the Waiver Agreement was deemed, for purposes of Section 228 of the General Corporation Law of the State of Delaware, to be an action by written consent in lieu of a meeting to approve the Permanent Waiver. Our solicitation of consents to the Permanent Waiver terminated in accordance with its terms at 5:00 p.m., Eastern Time, on May 12, 2022 (the “Expiration Date”). The Record Holders who consented to the Permanent Waiver prior to the Expiration Date are referred to herein as the “Consenting Holders”.

The Required Consent was obtained from the Consenting Holders and the solicitation terminated in accordance with its terms as of the Expiration Date.  The Permanent Waiver was effective immediately upon the Expiration Date and is binding on all holders of the Series B Preferred Stock, including those holders that did not timely consent to the Permanent Waiver prior to the Expiration Date.  The Permanent Waiver will also be applicable to any future holder of Series B Preferred Stock. A notation of the Permanent Waiver was made on the books and records of the Company’s transfer agent and a legend reflecting the Permanent Waiver will be placed on any physical share certificate representing shares of Series B Preferred Stock.

Pursuant to the terms of a Waiver Agreement entered into by us and the Consenting Holders (the “Waiver Agreement”), we have permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $0.25 per share or, in the case of Consenting Holders who are officers and directors of the Company, $0.3294 (the “Exercise Price Reduction”).  Only Consenting Holders are entitled to the Exercise Price Reduction.  Series B Warrants to purchase an aggregate of approximately 251,742 shares of our common stock received the Exercise Price Reduction which was effective as of the Expiration Date.

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

As of June 30, 2022, we had cash and cash equivalents of approximately $1.2 million and have sustained cumulative losses attributable to common stockholders of approximately $168.9 million. Based on our cash on hand at June 30, 2022, and the approximately $4.6 million in net proceeds received from sales made pursuant to our At The Market Offering Agreement (the “ATM Agreement”) through July 14, 2022, we anticipate having sufficient cash to fund planned operations into September of 2022, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by the COVID-19 pandemic and other geopolitical events, including the war in Ukraine, which are evolving and could negatively impact our ability to raise additional capital in the future.

We have funded our operations to date primarily through the issuance of debt, convertible debt securities, preferred stock, as well as the issuance of our common stock in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of adrulipase, niclosamide and any other drug candidates. We will require additional financing to develop our drug candidates, run clinical trials, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We will seek funds through additional equity and/or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

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

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, because our public float was less than $75 million at the relevant measurement period pursuant to General Instruction I.B.6. to Form S-3, the amount we can raise through primary public offerings of securities in any subsequent twelve-month period under our shelf registration statement is limited to an aggregate of one-third of our public float until such time, if any, as our public float is $75 million or more.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

On July 29, 2022, we entered into the July 2022 Settlement Agreement with the Representative of the former FWB stockholders. Pursuant to the July 2022 Settlement Agreement, we paid the Representative $1.5 million in cash and we have agreed to pay the Representative $1.0 million in cash no later than September 29, 2022 and $2.0 million on the earlier of November 30, 2022 and our completion of one or more qualifying equity offerings. The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The Representative also is entitled receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of ardulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein. Effective upon the Second Payment of $1.0 million in cash no later than September 29, 2022, the approximately $12.5 million of fixed payment obligations currently owed to the former FWB stockholders will be extinguished.

In the event that we are not able to meet our obligations under the Merger Agreement or the July 2022 Settlement Agreement, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

Consolidated Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Operating expenses:
Research and development expenses	$2,906,896	$5,647,798	$(2,740,902)
General and administrative expenses	2,498,957	3,629,090	(1,130,133)
Total operating expenses	5,405,853	9,276,888	(3,871,035)
Other expenses	2,292	2,056	236
Net loss	$5,408,145	$9,278,944	$(3,870,799)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the three months ended June 30, 2022 totaled approximately $2.9 million, a decrease of approximately $2.7 million, or 49%, over the approximately $5.6 million recorded for the three months ended June 30, 2021.

The approximately $2.7 million decrease in total research and development expenses was primarily attributable to decreases of approximately $1.7 million in clinical related expenses in connection with two Phase 2 clinical trials related to adrulipase and one clinical trial for niclosamide during the three months ended June 30, 2021 as compared to our Phase 2 RESERVOIR COVID-19 GI clinical trial during the three months ended June 30, 2022, and a $1.0 million milestone payment during the three months ended June 30, 2021 pursuant to the license agreement with FWB (the “FWB License Agreement”).

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

General and Administrative Expenses

General and administrative expenses include expenses primarily relating to our overall operations and being a public company, including personnel, legal and financial professional services, insurance, corporate communication and investor relations, listing and compliance related costs, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

General and administrative expenses for the three months ended June 30, 2022 totaled approximately $2.5 million, a decrease of approximately $1.1 million, or 31% over the approximately $3.6 million recorded for the three months ended June 30, 2021.

The decrease in general and administrative was primarily due to decreases of approximately $1.4 million in public company costs, including investor relations and corporate communications, partially offset by an increase of $0.2 million for professional fees and insurance.

We expect general and administrative expenses to decrease during the remainder of this fiscal year as a result of our capital conservation efforts.

Other Expenses

Other expenses for the three months ended June 30, 2022 were essentially flat with other expense recorded for the three months ended June 30, 2021.

Net Loss

As a result of the factors above, our net loss for the three months ended June 30, 2022 totaled approximately $5.4 million, a decrease of approximately $3.9 million, or 42%, over the approximately $9.3 million recorded for the three months ended June 30, 2021.

Consolidated Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended
	June 30,		Increase
	2022	2021	(decrease)
Operating expenses:
Research and development expenses	$7,883,413	$8,163,825	$(280,412)
General and administrative expenses	6,904,512	9,326,604	(2,422,092)
Total operating expenses	14,787,925	17,490,429	(2,702,504)
Other expenses (income)	247,059	(525,856)	772,915
Net loss	$15,034,984	$16,964,573	$(1,929,589)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the six months ended June 30, 2022 totaled approximately $7.9 million, a decrease of approximately $0.3 million, or 3%, over the approximately $8.2 million recorded for the six months ended June 30, 2021.

The approximately $0.3 million decrease in total research and development expenses was primarily attributable to a $1.0 million milestone payment during the six months ended June 30, 2021 pursuant to the FWB License Agreement, partially offset by an increase of approximately $0.8 million in clinical related expenses in connection with our Phase 2 RESERVOIR COVID-19 GI clinical trial during the six months ended June 30, 2022, as compared to two Phase 2 clinical trials related to adrulipase and one clinical trial for niclosamide during the six months ended June 30, 2021.

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

General and Administrative Expenses

General and administrative expenses include expenses primarily relating to our overall operations and being a public company, including personnel, legal and financial professional services, insurance, corporate communication and investor relations, listing and compliance related costs, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

General and administrative expenses for the six months ended June 30, 2022 totaled approximately $6.9 million, a decrease of approximately $2.4 million, or 26% over the approximately $9.3 million recorded for the six months ended June 30, 2021.

The decrease in general and administrative was primarily due to decreases of approximately $1.9 million in public company costs, including investor relations and corporate communications, $1.2 million of stock-based compensation expense, and $0.3 million in advisory fees. These decreases were partially offset by increases of approximately $0.5 million for personnel related costs, $0.3 million in professional fees, and $0.2 million in insurance costs.

We expect general and administrative expenses to decrease during the remainder of this fiscal year as a result of our capital conservation efforts.

Other Expenses (Income)

Other expenses (income) for the six months ended June 30, 2022 totaled approximately $0.2 million, an increase of approximately $0.7 million, or 147% over the approximately $(0.5) million of other income recorded for the six months ended June 30, 2021. The increase in other expenses (income) was mainly due to $0.2 million of Waiver fees paid in the six months ended June 30, 2022, as compared to income of approximately $0.5 million recorded for the six months ended June 30, 2021 related to the extinguishment of the $3.0 million liability in connection with FWB License Agreement pursuant to the issuance of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) with a fair value of approximately $2.5 million for the six months ended June 30, 2021.

Net Loss

As a result of the factors above, our net loss for the six months ended June 30, 2022 totaled approximately $15.0 million, a decrease of approximately $1.9 million, or 11%, over the approximately $16.9 million recorded for the six months ended June 30, 2021.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(12,497,681)	$(10,696,128)
Investing activities	—	(9,073,928)
Financing activities	5,443,522	21,832,600
Net (decrease) increase in cash and cash equivalents	$(7,054,159)	$2,062,544

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 of approximately $12.5 million was primarily attributable to our net loss of approximately $15.0 million, partially offset by non-cash expenses of approximately $0.8 million, mainly related to common stock issued to consultants of approximately $0.1 million and stock-based compensation of approximately $0.6 million, as well as increases in accounts payable and accrued expense of approximately $1.3 million and a decrease in prepaid expenses of $0.6 million.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was approximately $9.1 million, consisting of $9.0 million in cash payments related to the FWB License Agreement and approximately $74,000 related to the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $5.4 million for the six months ended June 30, 2022 was primarily due to the net proceeds of approximately $8.0 million from the March 2022 registered direct offering of our common stock and warrants, partially offset by approximately $2.4 million of cash payments made related to the Merger Agreement repayments of approximately $0.5 million related to the note payable.

Net cash provided by financing activities of approximately $21.8 million for the six months ended June 30, 2021 was primarily due to the issuance of the Series C Preferred Stock and warrants of approximately $7.1 million from the January 2021 registered direct and concurrent private placement offerings, the issuance of our common stock and warrants of approximately $9.1 million from the March 2021 registered direct offering, the issuance of our common stock of approximately $1.2 million from ATM Agreement sales and the cash proceeds from warrant exercises of approximately $4.9 million, offset by repayments of approximately $0.4 million related to the note payable.

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

During the six months ended June 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (as amended on Form 10-K/A filed with the SEC on May 10, 2022).

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 19, 2022, the Representative filed the FWB Action against us for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action sought specific performance of our obligations under the Merger Agreement and the November 2021 Settlement Agreement, including all payments owed and to be owed to the former stockholders of FWB, and damages at the maximum amount permitted by law.

On July 29, 2022, we reached an agreement with the Representative to settle the FWB Action and to restructure our obligations to the former FWB stockholders (the “July 2022 Settlement Agreement”). We agreed to pay the former stockholders of FWB: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022, or the “Second Payment”; and (iii) $2.0 million on the earlier of November 30, 2022 and our completion of one or more qualifying equity offerings, or collectively, the “Payments”. The former stockholders of FWB are also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The former stockholders of FWB are also entitled to receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive payment for the former stockholders of FWB in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the Term Sheet), the former stockholders of FWB are entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the Term Sheet. Additionally, in the event of a “Company Sale”, if any of the milestone payments described herein have not yet occurred or been paid, our obligations to make such payments upon the subsequent occurrence of such milestone events will survive the “Company Sale” and will be assumed by any successor, acquirer or surviving company in such “Company Sale”. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of adrulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the Term Sheet, the Representative has agreed to stay the FWB Action for a period of 90 days and to eliminate our obligation to pay a portion of any offering proceeds to the former stockholders of FWB. In addition, our obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the Term Sheet. Effective upon the Second Payment, the Representative has agreed to dismiss the FWB Action with prejudice and to extinguish the approximately $12.5 million of fixed payment obligations currently owed to the former FWB shareholders.

In the event that we are not able to meet the obligations under the Merger Agreement or the July 2022 Settlement Agreement, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties set forth below and described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on March 31, 2022 (as amended on Form 10-K/A filed with the SEC on May 10, 2022) and our Form 10-Q for the quarter ended March 31, 2022, filed on May 23, 2022. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize our business, financial condition and future prospects could be negatively impacted. Except as set forth below, as of August 15, 2022, there have been no material changes to the disclosures made in the above referenced Form 10-K (as amended on Form 10-K/A filed with the SEC on May 10, 2022) and Form 10-Q.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our common stock on The Nasdaq Capital Market.

On November 26, 2021, we received notice from the Staff of Nasdaq indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on Nasdaq, as set forth in Nasdaq Listing Rule 5550(b)(1). In that regard, we reported a stockholders’ deficit of $(6,969,988) in our Quarterly Report on Form 10-Q for the period ended September 30, 2021 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years).

On January 10, 2022, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule and on February 15, 2022, the Listing Qualifications Staff notified us that Nasdaq had granted us an extension through May 25, 2022, to regain compliance (this represented the maximum extension period available to the Staff under the Nasdaq Listing Rules). On May 26, 2022, we received a letter from the Staff indicating that, based upon our continued non-compliance with the Minimum Stockholders’ Equity Rule, the Staff had determined to delist the Company’s securities from Nasdaq unless we timely requested a hearing before the Panel.

Additionally, on May 16, 2022, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2). We have 180 days from May 16, 2022, or through November 14, 2022, to regain compliance with the Bid Price Rule.

We timely requested a hearing before the Panel. Following the hearing, on July 11, 2022 the Panel granted our request for continued listing of our common stock.

The Exception is subject to a number of significant conditions that must be satisfied on or before specific deadlines set forth in the Exception, including the completion of a significant equity financing, the receipt of stockholder approval for a reverse stock split that would enable us to comply with the Bid Price Rule and the completion of an agreement with the Representative of the former stockholders of First Wave Bio, Inc., on terms described in the Exception. The final term of the Exception expires on November 22, 2022.

Pursuant to the Exception, we are required to provide the Panel with prompt notification of any significant events that occur including any event that may call into question our ability to satisfy the terms of the Exception. The Panel has reserved the right to reconsider the terms of the Exception based on any event, condition or circumstance that exists or develops that would, in the Panel’s opinion, make continued listing of our securities on Nasdaq inadvisable or unwarranted.

There can be no assurance that we will be able to satisfy the conditions set forth in the Exception on a timely basis, if at all, or that we will ultimately regain and sustain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. Without limiting the generality of the foregoing, although we have had discussions with the Representative regarding the terms of an agreement that would satisfy the terms of the Exception, no agreement has been reached between the parties and no assurance can be given that an agreement with the Representative on the terms required by the Exception will be entered into on a timely basis. In the event that we are unable to comply with the terms of the Exception, our common stock may be delisted from Nasdaq.

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting would materially and adversely affect our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of First Wave BioPharma, Inc., as amended to date.
3.2*	Amended and Restated Bylaws of First Wave BioPharma, Inc., as amended to date.
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.2	Form of Waiver Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2022).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: August 15, 2022		(Principal Financial and Accounting Officer)