Form 10-Q
period 2022-09-30
First Wave BioPharma, Inc.
filed 2022-11-14
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 5,795,404 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of November 10, 2022.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022.

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	September 30,
	2022	December 31,
	(unaudited)	2021
ASSETS

Current Assets:
Cash and cash equivalents	$1,657,013	$8,248,684
Other receivables	191,984	—
Prepaid expenses	561,459	1,176,268
Deferred offering costs	138,684	—
Total Current Assets	2,549,140	9,424,952

Property, equipment, and leasehold improvements, net	51,157	73,110

Other Assets:
Goodwill	1,714,787	1,911,705
Restricted cash	21,505	—
Operating lease right-of-use assets	274,516	336,197
Deposits	34,298	44,012
Total Other Assets	2,045,106	2,291,914
Total Assets	$4,645,403	$11,789,976

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$3,582,988	$2,707,731
Accrued expenses	272,268	393,253
Accrued dividend payable	763,556	465,361
Note payable	—	641,236
Operating lease liabilities	64,397	77,989
Payable related to acquisition - current	2,000,000	8,000,000
Other current liabilities	10,951	14,818
Total Current Liabilities	6,694,160	12,300,388

Non-current operating lease liabilities	231,292	311,138
Payable related to acquisition - long term	—	7,000,000
Total Liabilities	6,925,452	19,611,526

Commitments and Contingencies

Stockholders’ Deficit:
Common stock - Par value $0.0001 per share; 50,000,000 shares authorized; 2,307,008 and 495,194 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	231	50
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares designated; 631.34 and 662.25 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 57,000 shares designated; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	163,722,141	147,306,582
Accumulated deficit	(164,547,700)	(153,904,047)
Accumulated other comprehensive loss	(1,454,721)	(1,224,135)
Total Stockholders’ Deficit	(2,280,049)	(7,821,550)
Total Liabilities and Stockholders’ Deficit	$4,645,403	$11,789,976

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development expenses	$791,067	$3,052,791	$8,674,480	$11,216,616
Research and development (recovery) expenses- intellectual property acquired	(8,085,045)	21,325,527	(8,085,045)	21,325,527
General and administrative expenses	2,904,448	6,021,160	9,808,960	15,347,764
Total operating (recovery) expenses	(4,389,530)	30,399,478	10,398,395	47,889,907

Income (loss) from operations	4,389,530	(30,399,478)	(10,398,395)	(47,889,907)

Other income (expenses):
Interest expense	(863)	(742)	(9,686)	(8,840)
Interest income	2,664	—	3,729	—
Other (expense) income	—	(568)	(239,301)	1,032
Change in fair value of liability	—	—	—	532,353
Total other income (expenses)	1,801	(1,310)	(245,258)	524,545

Net income (loss)	$4,391,331	$(30,400,788)	$(10,643,653)	$(47,365,362)

Other comprehensive income (loss):
Foreign currency translation adjustment	(35,235)	(41,604)	(230,586)	(154,561)
Total comprehensive income (loss)	$4,356,096	$(30,442,392)	$(10,874,239)	$(47,519,923)

Net income (loss)	$4,391,331	$(30,400,788)	$(10,643,653)	$(47,365,362)
Deemed dividend on preferred stock issuances	—	—	—	(4,507,125)
Deemed dividend on preferred stock exchanges	—	—	—	(21,008,253)
Deemed dividend on warrant modifications	(47,300)	—	(47,300)	—
Preferred stock dividends	(110,278)	(118,089)	(298,195)	(349,132)
Net income (loss) applicable to common shareholders	$4,233,753	$(30,518,877)	$(10,989,148)	$(73,229,872)

Basic weighted average shares outstanding	1,601,415	311,411	952,794	253,118
Diluted weighted average shares outstanding	1,625,736	311,411	952,794	253,118
Net income (loss) per share - basic	$2.64	$(98.00)	$(11.53)	$(289.31)
Net income (loss) per share – diluted	$2.60	$(98.00)	$(11.53)	$(289.31)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

													Accumulated
	Series E Convertible		Series D Convertible		Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, July 1, 2022	—	$—	—	$—	—	$—	631	$—	756,660	$76	$156,168,578	$(168,939,031)	$(1,419,486)	$(14,189,863)
Issuance of Series D preferred stock and warrants for cash, net of offering costs	—	—	150	—	—	—	—	—	—	—	178,336	—	—	178,336
Issuance of Series E preferred stock, net of offering costs	150	—	—	—	—	—	—	—	—	—	20,664	—	—	20,664
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	—	—	1,483,782	149	7,373,206	—	—	7,373,355
Issuance of common stock from the conversion of Series D preferred stock	—	—	(150)	—	—	—	—	—	33,332	3	(3)	—	—	—
Issuance of common stock from the conversion of Series E preferred stock	(150)	—	—	—	—	—	—	—	33,332	3	(3)	—	—	—
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	(110,278)	—	—	(110,278)
Warrant modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Deemed dividend on warrant modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B preferred shares into common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effect of cancelled shares from the 30-for-1 reverse stock split	—	—	—	—	—	—	—	—	(98)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	91,641	—	—	91,641
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(35,235)	(35,235)
Net loss	—	—	—	—	—	—	—	—	—	—	—	4,391,331	—	4,391,331
Balance, September 30, 2022	—	$—	—	$—	—	$—	631	$—	2,307,008	$231	$163,722,141	$(164,547,700)	$(1,454,721)	$(2,280,049)

													Accumulated
	Series C Convertible		Series C Convertible		Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance, July 1, 2021	—	$—	—	$—	—	$—	676	$—	275,283	$28	$120,593,171	$(112,330,772)	$(1,225,503)	$7,036,924
Dividends on preferred stock	5,639	—	5,639	—	5,639	—	—	—	—	—	(118,089)	—	—	(118,089)
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	—	—	—	—	—	—	—	—	34,848	3	5,096,757	—	—	5,096,760
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	—	—	50,055	5	7,150,842	—	—	7,150,847
Effect of cancelled shares from the 10-for-1 reverse stock split	—	—	—	—	—	—	—	—	(56)	—	—	—	—	—
Common stock issued for intellectual property acquired, net	(5,639)	—	(5,639)	—	(5,639)	—	—	—	20,800	2	3,999,998	—	—	4,000,000
Common stock cancelled in connection with acquisition of First Wave Bio, Inc.	—	—	—	—	—	—	—	—	(11,096)	(1)	1	—	—	—
Common stock and warrants issued to consultants	—	—	—	—	—	—	—	—	673	—	123,548	—	—	123,548
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	182,414	—	—	182,414
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(41,604)	(41,604)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,400,788)	—	(30,400,788)
Balance, September 30, 2021	—	$—	—	$—	—	$—	676	$—	370,507	$37	$137,028,642	$(142,731,560)	$(1,267,107)	$(6,969,988)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

													Accumulated
	Series E Convertible		Series D Convertible		Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2022	—	$—	—	$—	—	$—	662	$—	495,194	$50	$147,306,582	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of Series D preferred stock and warrants, net of offering costs	—	—	150	—	—	—	—	—	—	—	178,336	—	—	178,336
Issuance of Series E preferred stock, net of offering costs	150	—	—	—	—	—	—	—	—	—	20,664	—	—	20,664
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	55,000	6	7,971,926	—	—	7,971,932
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	—	—	1,519,257	153	7,691,069	—	—	7,691,222
Issuance of common stock from the conversion of Series D preferred stock	—	—	(150)	—	—	—	—	—	33,332	3	(3)	—	—	—
Issuance of common stock from the conversion of Series E preferred stock	(150)	—	—	—	—	—	—	—	33,332	3	(3)	—	—	—
Exercise of pre-funded warrants into common stock	—	—	—	—	—	—	—	—	161,606	16	47,997	—	—	48,013
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	(298,195)	—	—	(298,195)
Warrant modification	—	—	—	—	—	—	—	—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification	—	—	—	—	—	—	—	—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into common stock	—	—	—	—	—	—	(31)	—	6,374	—	—	—	—	—
Effect of cancelled shares from the 30-for-1 reverse stock split	—	—	—	—	—	—	—	—	(98)	—	—	—	—	—
Common stock issued to consultants	—	—	—	—	—	—	—	—	3,011	—	118,990	—	—	118,990
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	684,778	—	—	684,778
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(230,586)	(230,586)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,643,653)	—	(10,643,653)
Balance, September 30, 2022	—	$—	—	$—	—	$—	631	$—	2,307,008	$231	$163,722,141	$(164,547,700)	$(1,454,721)	$(2,280,049)

													Accumulated
	Series C Convertible		Series C Convertible		Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2021	—	$—	—	$—	—	$—	2,774	$—	103,834	$10	$93,838,041	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,667	1	10,667	1	10,667	1	—	—	—	—	7,105,167	—	—	7,105,168
Issuance of Series C preferred stock to for license acquired	3,290	1	3,290	1	3,290	1	—	—	—	—	2,467,648	—	—	2,467,649
Beneficial conversion feature of Series C preferred stock	—	—	—	—	—	—	—	—	—	—	4,507,125	—	—	4,507,125
Deemed dividend of Series C preferred stock	—	—	—	—	—	—	—	—	—	—	(4,507,125)	—	—	(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	19,140	1	19,140	1	19,140	1	(1,839)	—	—	—	(1,431)	—	—	(1,430)
Warrants issued in connection with exchange of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	21,009,683	—	—	21,009,683
Deemed dividend related to exchange of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	(21,008,253)	—	—	(21,008,253)
Common stock issued upon conversion of Series B preferred stock	—	—	—	—	—	—	(259)	—	8,609	1	(1)	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	(349,132)	—	—	(349,132)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(33,097)	(3)	(33,097)	(3)	(33,097)	(3)	—	—	104,182	10	(7)	—	—	—
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	—	—	—	—	—	—	—	—	54,182	6	14,156,044	—	—	14,156,050
Effect of cancelled shares from the 10-for-1 reverse stock split	—	—	—	—	—	—	—	—	(56)	—	—	—	—	—
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	—	—	55,041	6	8,325,189	—	—	8,325,195
Common stock issued for intellectual property acquired, net	—	—	—	—	—	—	—	—	20,800	2	3,999,998	—	—	4,000,000
Common stock cancelled in connection with acquisition of First Wave Bio, Inc.	—	—	—	—	—	—	—	—	(11,097)	(1)	1	—	—	—
Common stock issued upon exercise of warrants and pre-funded warrants	—	—	—	—	—	—	—	—	31,521	3	4,906,627	—	—	4,906,630
Common stock and warrants issued to consultants	—	—	—	—	—	—	—	—	3,241	—	1,215,859	—	—	1,215,859
Issuance of common stock in connection with settlement with former investment bank	—	—	—	—	—	—	—	—	250	—	94,499	—	—	94,499
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,268,710	—	—	1,268,710
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(154,561)	(154,561)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(47,365,362)	—	(47,365,362)
Balance, September 30, 2021	—	$—	—	$—	—	$—	676	$—	370,507	$37	$137,028,642	$(142,731,560)	$(1,267,107)	$(6,969,988)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,643,653)	$(47,365,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,953	9,390
Amortization	—	395,661
Change in right-of-use assets	61,681	(4,855)
Change in fair value liability	—	(532,353)
Stock-based compensation	684,778	1,268,710
Common stock and warrants granted to consultants	118,990	1,310,358
Changes in assets and liabilities:
Other receivables	(191,984)	551,489
Prepaid expenses	614,809	964,310
Lease liabilities	(93,438)	(289,409)
Deposits	9,714	(16,114)
Accounts payable	875,257	2,179,334
Accrued expenses	(120,985)	(282,031)
Payable related to acquisition	(8,085,045)	15,000,000
Other liabilities	(3,867)	385,440
Net cash used in operating activities	(16,751,790)	(26,425,432)

Cash flows from investing activities:
Purchase of property and equipment	—	(71,448)
Net cash used in investing activities	—	(71,448)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	199,000	7,105,168
Proceeds from issuance of common stock, net	7,971,932	18,156,050
Proceeds from exercise of warrants	48,013	4,906,630
Payment made related to license agreement	—	(10,250,000)
Issuance of common stock at-the-market for cash, net of offering costs	7,691,222	8,325,195
Deferred offering costs	(138,684)	—
Payment made related to acquisition	(4,914,955)	—
Repayments of note payable	(641,236)	(552,405)
Net cash provided by financing activities	10,215,292	27,690,638

Net (decrease) increase in cash and restricted cash	(6,536,498)	1,193,758

Effect of exchange rate changes on cash	(33,668)	(45,254)

Cash, cash equivalents and restricted cash, beginning balance	8,248,684	6,062,141
Cash, cash equivalents and restricted cash, ending balance	$1,678,518	$7,210,645

Non-cash investing and financing activities:
Deemed dividend on preferred stock issuances	$—	$(4,507,125)
Deemed dividend on preferred stock exchanges	$—	$(21,008,253)
Deemed dividend on warrant modifications	$(47,300)	$—
Accrued dividends on preferred stock	$(298,195)	$(349,132)
Issuance of Series C preferred stock to settle liability related to license agreement	$—	$2,467,649

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

Note 1 - The Company and Basis of Presentation

The Company

First Wave BioPharma, Inc. (“First Wave”) and its wholly owned subsidiaries, First Wave Bio, Inc. and AzurRx SAS, are collectively referred to as the “Company”. Effective October 26, 2022, AzurRx SAS was dissolved. The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

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

In addition, the Company is subject to other challenges and risks specific to its business, its ability to comply with the terms of the extension granted by the Nasdaq hearings panel and to regain compliance with the continued listing requirements of The Nasdaq Capital Market and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology and pharmaceutical industries with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its drug candidates; delays or problems in the manufacture and supply of its drug candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or drug candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

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

Going Concern Uncertainty

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2022, the Company had cash and cash equivalents of approximately $1.7 million, an accumulated deficit of approximately $164.5 million, and negative working capital of approximately $4.1 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Based on its cash on hand at September 30, 2022, and the approximately $5.2 million in net proceeds received from a follow-on offering that closed on October 11, 2022, the Company anticipates having sufficient cash to fund planned operations into the first quarter of 2023, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Reverse Stock Split

On August 26, 2022, the Company effected a reverse stock split, whereby every thirty shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

On September 13, 2021, the Company effected a reverse stock split, whereby every ten shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, with a corresponding 1-for-10 reduction in the number of authorized shares of common stock, but without any change in the par value per share.

All share and per share amounts have been retroactively restated to reflect the reverse stock splits referenced above.

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the fiscal 2022 presentation.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash balances were highly liquid on September 30, 2022, and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company has classified approximately $0.022 million and $0 million, respectively, as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. On September 30, 2022, and December 31, 2021, the Company had approximately $1.1 million and $7.5 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through September 30, 2022.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2022.

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

On July 29, 2022, the Company reached an agreement to restructure its obligations to the former FWB stockholders (the “July 2022 Term Sheet”). The Company agreed to pay: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 or the completion of one or more qualifying equity offerings. As of September 30, 2022, the Company made payments to the former FWB stockholders of $2.5 million consisting of the upfront payment of $1.5 million and the Second Payment of $1.0 million. In accordance with the terms of the agreement, effective upon the Second Payment, the approximately $10.1 million of remaining fixed payment obligations previously owed to the former FWB shareholders was settled, which was recorded as a decrease to expense in the three months ended September 30, 2022. The $2.0 million payment owed by November 30, 2022 was recorded as an expense upon execution of the July 2022 Term Sheet (see Note 4).

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

In June 2016, the FASB issued accounting pronouncement ASU 2016-13 – Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company does not expect the adoption of this standard to have a material effect on its financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03 - Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, or ASU 2016-13. This new standard clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company has assessed the impact of the update and determined it does not have a material impact on the accompanying financial statements and disclosures.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2022 (unaudited):
Money market funds	$505,179	$505,179	$—	$—	$505,179
Note payable	—	—	—	—	—

December 31, 2021:
Money market funds	501,607	501,607	—	—	501,607
Note payable	$641,236	$—	$641,236	$—	$641,236

At September 30, 2022 and December 31, 2021, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

At the effective time of the Merger, the former FWB stockholders received an applicable pro rata share of (i) $3.0 million in cash and (ii) 20,800 shares of the Common Stock (equivalent to cash of $4.0 million). The remaining non-contingent purchase price was payable to the former FWB stockholders on a pro rata basis upon the Company’s payment of (i) $8.0 million in cash, payable within 45 days of the Merger, and (ii) $7.0 million in cash, payable by March 31, 2022 for a total purchase price of $22.0 million.

The former FWB stockholders were entitled to up to a total of $207 million of cash milestone payments contingent upon the achievement of specified development, regulatory and sales goals relating to the use of the acquired assets. All milestone payments were payable in cash, provided that 25% of the milestone payments attributable to certain IBD indications could be payable in Common Stock, at the option of the Company. In addition, the former FWB stockholders were entitled to 10% of certain specified revenue received by the Company from any third-party with a pre-existing niclosamide development program relating to COVID.

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

During the three and nine months ended September 30, 2022 the Company paid an aggregate of $2.5 million and $4.9 million in cash towards the purchase price. During the year ended December 31, 2021, the Company paid an aggregate of $7.0 million (in cash and shares) towards the purchase price and $2.0 million in milestone payments.

On May 19, 2022, the Representative filed a complaint against the Company in the Court of Chancery in the State of Delaware (the “FWB Action”) for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action sought specific performance of the Company’s obligations under the Merger Agreement and the November 2021 Settlement Agreement, including all payments then owed and to be owed to the Representative, and damages at the maximum amount permitted by law. On July 29, 2022, the Company reached an agreement with the Representative to settle the FWB Action and to restructure the Company’s obligations to the former FWB stockholders (the “July 2022 Term Sheet”). The Company agreed to pay the Representative: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 and the completion by the Company of one or more qualifying equity offerings (collectively, the “Payments”). The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by the Company in the event of a license or sale of adrulipase, subject to a cap. The Representative also is entitled receive a percentage of the consideration received by the Company in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by the Company in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the July 2022 Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by the Company or its stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the July 2022 Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of ardulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the July 2022 Term Sheet, the Representative agreed to stay the FWB Action for a period of 90 days and to eliminate the Company’s obligation to pay a portion of any offering proceeds to the Representative. In addition, the Company’s obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the July 2022 Term Sheet. Effective upon the Second Payment, the Representative dismissed the FWB Action with prejudice and extinguished the remaining fixed payment obligations owed to the former FWB shareholders.

Accounting Treatment

The Company concluded that the Merger should be accounted for as an asset acquisition under ASC 805 because substantially all the fair value of the assets being acquired are concentrated in a single asset - intellectual property, which does not constitute a business. Because the acquired intellectual property has not received regulatory approval, the $21.3 million non-contingent purchase price was immediately expensed in the Company’s statements of operations as research and development – intellectual property acquired in the year ended December 31, 2021. The $0.9 million of transaction expenses paid at closing were classified in general and administrative expenses in the year ended December 31, 2021. The Common Stock issued for the asset acquisition was valued at $4.0 million, which is equal to the 20,800 common shares issued multiplied by $192.30 per share.

Under the July 2022 Term Sheet, the $1.5 million in cash due and paid on July 29, 2022, as well as the Second Payment due and paid in September 2022, were recorded as a reduction to current liabilities for the three months ended September 30, 2022. Effective upon the Second Payment, the approximately $10.1 million of remaining fixed payment obligations previously owed to the former FWB shareholders was settled. The remaining payment obligation of $2.0 million due by November 30, 2022 was recorded as research and development expense in the three months ended September 30, 2022.

The remaining unachieved potential milestone payments and revenue share are not yet considered probable, therefore have not been accrued as of September 30, 2022. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	September 30,
	2022	December 31,
	(unaudited)	2021
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(36,661)	(14,708)
Property, plant and equipment, net	$51,157	$73,110

Depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $7,300 and $6,000, respectively, and for the nine months ended September 30, 2022 and 2021 was approximately $22,000 and $9,000, respectively.

Note 6 – Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly asset purchase agreement entered in March 2019 (see Note 12), in which the Company purchased all remaining rights, title and interest in and to adrulipase from Mayoly, the Company recorded Patents in the amount of approximately $3.8 million as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at December 31, 2019	449,280
Due to Mayoly at December 31, 2020	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
Total Patents	$3,802,745

Intangible assets are as follows:

	September 30,
	2022	December 31,
	(unaudited)	2021
Patents	$—	$3,802,745
Less accumulated amortization	—	(1,450,757)
Intangible asset impairment	—	(2,351,988)
Patents, net	$—	$—

Amortization expense was approximately $132,000 and $396,000 for the three and nine months ended September 30, 2021, respectively.

During the year ended December 31, 2021, the Company recorded impairment charges of approximately $2.4 million related to patents that the Company determined were no longer sufficient for the commercialization of adrulipase.

Goodwill is as follows:

Goodwill
Balance on January 1, 2021	$2,054,048
Foreign currency translation	(142,343)
Balance on December 31, 2021	1,911,705
Foreign currency translation	(196,918)
Balance on September 30, 2022 (unaudited)	$1,714,787

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30,
	2022	December 31,
	(unaudited)	2021
Professional fees	$205,932	$15,000
Payroll and benefits	40,771	274,153
Consulting fees	25,565	104,100
Total accrued expenses	$272,268	$393,253

Note 8 – Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2021, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $957,000 that bears interest at an annual rate of 3.99%. Monthly payments, including principal and interest, are approximately $81,000 per month. The balance due under this financing agreement was approximately $0 and $641,000 at September 30, 2022 and December 31, 2021, respectively.

Note 9 – Capital Stock

Common Stock and Preferred Stock

The Company’s certificate of incorporation, as amended and restated on February 14, 2022, (the “Charter”) authorizes the issuance of up to 50,000,000 shares of Common Stock (increased from 25,000,000 shares of Common Stock authorized), par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On August 26, 2022, the Company effected a reverse stock split, whereby every thirty shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

On September 13, 2021, the Company effected a reverse stock split, whereby every ten shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, with a corresponding 1-for-10 reduction in the number of authorized shares of common stock, but without any change in the par value per share. All share and per share amounts have been retroactively restated to reflect the reverse stock splits referenced above.

The Company had 2,307,008 and 495,194 shares of its Common Stock issued and outstanding on September 30, 2022 and December 31, 2021, respectively.

The Company has designated 5,194.805195 shares as Series B Preferred Stock and had approximately 631.34 and 662.25 shares of Series B preferred stock issued and outstanding on September 30, 2022 and December 31, 2021, respectively.

The Company has designated 57,000 shares as Series C Preferred Stock and had 0 shares of Series C Preferred Stock issued and outstanding on September 30, 2022 and December 31, 2021, respectively.

The Company has designated 150 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on September 30, 2022 and December 31, 2021, respectively.

The Company has designated 150 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on September 30, 2022 and December 31, 2021, respectively.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Series B Certificate of Designation”), the Series B Preferred Stock will rank senior to the Common Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company. Each share of Series B Preferred Stock has a stated value of $7,700, subject to adjustment for stock splits, combinations and similar events (the “Series B Stated Value”). Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. On September 30, 2022 and December 31, 2021, aggregate dividends payable amounted to approximately $764,000 and $465,000, respectively.

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

During the nine months ended September 30, 2022, the Company entered into Waivers with holders of approximately $2.88 million of stated value of Series B Preferred Stock. The Company also entered into Waivers with Company insiders holding approximately $0.047 million of stated value of Series B Preferred Stock for which the Company did not pay a waiver fee. The cash waivers paid of approximately $0.233 million were recorded as other expense on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022.

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

Pursuant to the terms of a Waiver Agreement entered into by the Company and the Consenting Holders (the “Waiver Agreement”), the Company permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $0.25 per share or, in the case of Consenting Holders who are officers and directors of the Company, $0.3294 (the “Exercise Price Reduction”). Only Consenting Holders are entitled to the Exercise Price Reduction. Series B Warrants to purchase an aggregate of approximately 251,742 shares of Common Stock received the Exercise Price Reduction which was effective as of the Expiration Date. As a result of the Exercise Price Reduction of the Series B Warrants described above, the Company recorded a deemed dividend of approximately $0.047 million in the nine months ended September 30, 2022.

Series B Exchanges into the January 2021 Offerings

During the nine months ended September 30, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 19,140.14 shares of Series C Preferred Stock and warrants to purchase an aggregate of 63,800 shares of Common Stock in connection with the exchange of approximately 1,839.76 shares of Series B Preferred Stock. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges resulted in a substantive change and should be accounted for as an extinguishment. As such, for the nine months ended September 30, 2021, the Company recognized an aggregate deemed dividend of approximately $21.0 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

Equity Line with Lincoln Park

In November 2019, the Company entered into a purchase agreement (the “Equity Line Agreement”), together with a registration rights agreement (the “Lincoln Park Registration Rights Agreement”), with Lincoln Park. Under the terms of the Equity Line Agreement, Lincoln Park had committed to purchase up to $15,000,000 of Common Stock (the “Equity Line”). Upon execution of the Equity Line Agreement, the Company issued Lincoln Park 1,623 shares of Common Stock (the “Commitment Shares”) as a fee for its commitment to purchase shares of Common Stock under the Equity Line Agreement, which had a grant date fair value of approximately $297,000 and had no effect on expenses or stockholders’ equity.

The Company did not issue shares of Common Stock, during either of the three or nine months ended September 30, 2022 and 2021, in connection with the Equity Line Agreement. The Equity Line Agreement expired by its terms on July 31, 2022.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. During the three and nine months ended September 30, 2021, the Company issued and sold an aggregate of 50,055 and 55,040 shares of Common Stock, respectively, under the ATM Agreement for which the Company received gross proceeds of approximately $7.4 million and $8.6 million, respectively, less issuance costs incurred of approximately $228,000 and $274,000, respectively. During each of the three and nine months ended September 30, 2022, the Company issued and sold an aggregate of 1,483,782 and 1,519,257 shares of Common Stock, respectively, under the ATM Agreement for which the Company received gross proceeds of approximately $7.7 million and $8.0 million, respectively, less issuance costs incurred of approximately $293,000 and $309,000, respectively.

July 2022 Private Placement

On July 15, 2022, the Company completed a private placement (the “July 2022 Offering”) in which the Company issued an aggregate of (i) 150 shares of the Company’s Series D Preferred Stock, with a stated value $1,000 per share, convertible into an aggregate of 33,333 shares of the Common Stock, (ii) 150 shares of the Company’s Series E Preferred Stock, with a stated value $1,000 per share, convertible into an aggregate of 33,333 shares of Common Stock, and (iii) Series D Warrants to purchase up to an aggregate of 66,666 shares of Common Stock (the “July 2022 Warrants”). The Series D Preferred Stock are convertible into an aggregate of 33,333 shares of Common Stock at a conversion price of $4.50 per share and the Series E Preferred Shares are convertible, following the August 26, 2022 reverse stock split, into an aggregate of 33,333 shares of Common Stock at a conversion price of $4.50 per share. The July 2022 Warrants have an exercise price of $4.50 per share and will expire five years from the initial exercise date. The Company received gross proceeds of approximately $300,000 from the July 2022 Offering, before deducting the offering expenses payable by the Company.

As compensation to Wainwright, who was the exclusive placement agent in connection with the July 2022 Offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised and reimbursement of certain expenses and legal fees. The Company also issued to designees of Wainwright in a private placement warrants (the “Placement Agent Warrants”) to purchase up to 4,000 shares of Common Stock. The Placement Agent Warrants were cancelled and terminated on October 5, 2022. None of the Placement Agent Warrants were exercised prior to cancellation and termination.

During the three months ended September 30, 2022, all of the Series D Preferred Shares and the Series E Preferred Shares were converted into 66,666 shares of Common Stock.

March 2022 Registered Direct Offering

On March 2, 2022, the Company completed a registered direct offering (the “March 2022 Offering”) priced at the market under Nasdaq rules for an aggregate of 55,000 shares of Common Stock, pre-funded warrants exercisable for an aggregate of up to 161,606 shares of Common Stock (the “March 2022 Pre-Funded Warrants”), and Series C Warrants (the “March 2022 Warrants”) exercisable for an aggregate of up to 216,606 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2022 Warrant to purchase one share of Common Stock was $41.55, and the public offering price for each March 2022 Pre-Funded Warrant and accompanying March 2022 Warrant to purchase one share of Common Stock was $41.25. The total net proceeds from the March 2022 Offering were approximately $8.0 million. The March 2022 Warrants have an exercise price of $37.80 per share and will be exercisable for five years from the issuance date. The March 2022 Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.30 per share and will expire when exercised in full. Additionally, the Company issued warrants to the placement agent (the “March 2022 Placement Agent Warrants”) to purchase 12,996 shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and March 2022 Pre-Funded Warrants placed in the March 2022 Offering. The March 2022 Placement Agent Warrants have a term of five years from the date of the prospectus supplement relating to the March 2022 Offering and an exercise price of $51.90 per share.

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

July 2021 Offering

On July 22, 2021, the Company entered into an underwriting agreement with Wainwright (the “July 2021 Offering”) pursuant to which the Company agreed to sell, in an upsized firm commitment offering, 30,303 shares of Common Stock to Wainwright at an offering price to the public of $165.00 per share, less underwriting discounts and commissions. On July 27, 2021, pursuant to the terms of the underwriting agreement, Wainwright exercised its 30-day over-allotment option in full to purchase an additional 4,545 shares of Common Stock at the same offering price to the public, less underwriting discounts and commissions. The offering closed on July 27, 2021. The Company received net proceeds from the offering of approximately $5.1 million.

The Company paid Wainwright an underwriting discount equal to 8.0% of the gross proceeds of the offering, and reimbursed Wainwright for a non-accountable expense allowance of $35,000, $125,000 in legal fees and $15,950 for clearing expenses. Additionally, as partial compensation for Wainwright’s services as underwriter in the offering, the Company issued to Wainwright (or its designees) warrants to purchase 2,437 shares of Common Stock equal to 7.0% of the aggregate number of shares of Common Stock sold in the offering (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the date of the offering and an exercise price of $206.25 per share (equal to 125% of the offering price per share), subject to adjustments as provided in the terms of the Wainwright Warrants. The Company concluded the freestanding Wainwright Warrants did not contain any provisions that would require liability classification and therefore should be classified in stockholder’s equity.

March 2021 Registered Direct Offering

On March 10, 2021, the Company completed a registered direct offering (the “March 2021 Offering”) priced at the market under Nasdaq rules for an aggregate of 19,333 shares of Common Stock, pre-funded warrants to purchase up to 6,861 shares of Common Stock (the “March 2021 Pre-Funded Warrants”), with an exercise price of $3.00 per share and no expiration term, and warrants (the “March 2021 Warrants”) to purchase an aggregate of 13,097 shares of Common Stock with an exercise price of $363.00 per share and an expiration term of five years from the date of issuance. The price per share of this offering was $381.75. The Company also issued warrants to the placement agent (the “March 2021 Placement Agent Warrants”) exercisable for up to 1,833 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $381.75. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $477.18 per share, or 125% of the effective purchase price per share of Common Stock issued. The Company concluded that the freestanding March 2021 Warrants and the March 2021 Placement Agent Warrants did not contain any provisions that would require liability classification and therefore should be classified in stockholder’s equity.

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

Common Stock Issuances

Issuances for the Three and Nine Months Ended September 30, 2022

During the three months ended September 30, 2022, the Company issued and sold an aggregate of 1,483,782 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $7.4 million.

During the three months ended September 30, 2022, the Company issued an aggregate of 66,666 shares of Common Stock upon the conversion of Series E and Series D preferred stock.

During the three months ended September 30, 2022, the Company cancelled an aggregate of 98 shares of Common Stock in connection with the 30-for-1 reverse stock split on August 26, 2022.

During the nine months ended September 30, 2022, the Company issued 55,000 shares of Common Stock under the March 2022 Offering for which the Company received net proceeds of approximately $8.0 million.

During the nine months ended September 30, 2022, the Company issued an aggregate of 161,606 shares of Common Stock upon the conversion of the March 2022 Pre-Funded Warrants issued at a par value of $0.30 (See Note 10).

During the nine months ended September 30, 2022, the Company issued an aggregate of 6,374 shares of Common Stock and accompanying Exchange Warrants upon the exchange of an aggregate of 30.92 shares of Series B Preferred Stock with a stated value of approximately $238,000 plus accrued dividends of approximately $27,000.

During the nine months ended September 30, 2022, the Company issued an aggregate of 3,001 shares of its Common Stock to consultants with a grant date fair value of approximately $119,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2022, the Company issued and sold an aggregate of 1,519,257 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $7.7 million.

During the nine months ended September 30, 2022, the Company cancelled an aggregate of 98 shares of Common Stock in connection with the 30-for-1 reverse stock split on August 26, 2022.

Issuances for the Three and Nine Months Ended September 30, 2021

During the three months ended September 30, 2021, the Company issued an aggregate of 673 shares of its Common Stock to consultants with a grant date fair value of approximately $124,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended September 30, 2021, the Company issued an aggregate of 34,848 shares of Common Stock in connection with the July 2021 Offering.

During the three months ended September 30, 2021, the Company issued an aggregate of 20,800 shares of Common Stock in connection with the FWB Merger and canceled and 11,097 shares of Common Stock held by FWB immediately prior to the FWB Merger, which shares of Common Stock are authorized and unissued (see Note 4).

During the three months ended September 30, 2021, the Company cancelled an aggregate of 56 shares of Common Stock in connection with the 10-for-1 reverse stock split on September 13, 2021.

During the nine months ended September 30, 2021, the Company issued an aggregate of 3,240 shares of its Common Stock to consultants with a grant date fair value of approximately $1.2 million for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2021, the Company issued an aggregate 250 shares of its Common Stock with a grant date fair value of approximately $94,000 in connection with the settlement with the Company’s former investment bank, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2021, the Company issued an aggregate of 104,182 shares of Common Stock upon the conversion of an aggregate of 33,097.10 shares of Series C Preferred Stock with a stated value of approximately $24.7 million plus accrued dividends of approximately $198,000.

During the nine months ended September 30, 2021, the Company issued an aggregate of 31,521 shares of Common Stock upon the exercise of an aggregate of 31,712 investor warrants, including an aggregate of 13,305 pre-funded warrants (See Note 10).

During the nine months ended September 30, 2021, the Company issued an aggregate of 8,609 shares of Common Stock upon the conversion of an aggregate of 258.08 shares of Series B Preferred Stock with a stated value of approximately $2.0 million plus accrued dividends of approximately $3,000.

During the nine months ended September 30, 2021, the Company issued an aggregate of 54,181 shares of Common Stock in connection with the March 2021 Offering and July 2021 Offering, as detailed below.

Series C Purchase Agreement

On January 5, 2021, the Company closed on a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.33 shares of Series C Preferred Stock, at a price of $750.00 per share, initially convertible into an aggregate of 17,777 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $225.00 per share (the “January 2021 Registered Direct Offering”).

Concurrently with the January 2021 Registered Direct Offering, in a private placement offering pursuant to the Series C Purchase Agreement (the “January 2021 Private Placement”), the Company agreed to sell an additional 5,333.33 shares of Series C Preferred Stock at the same price as the Series C Preferred Stock offered in the January 2021 Registered Direct Offering and convertible on the same terms and warrants (the “January 2021 Investor Warrants”) to purchase up to an aggregate of 35,555 shares of Common Stock, with an exercise price of $240.00 per share and a maturity date of July 6, 2026.

The net proceeds to the Company from the offerings described above (the “January 2021 Offerings”), after deducting the placement agent’s fees and expenses, was approximately $7.1 million.

The Company also issued warrants to the placement agent (the “January 2021 Placement Agent Warrants”) exercisable for up to 2,488 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the January 2021 Offerings by the offering price per share of Common Stock, or $225.00. The January 2021 Placement Agent Warrants have substantially the same terms as the January 2021 Investor Warrants, except they are exercisable at $281.25 per share, or 125% of the effective purchase price per share of the Series C Preferred Stock issued.

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

During the nine months ended September 30, 2021, all outstanding shares of Series C Preferred Stock were converted to Common Stock.

Note 10 – Warrants

Warrant activity for the nine months ended September 30, 2022 and 2021 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2022	183,999	$284.70	3.95
Issued	464,245	20.36	4.49
Expired	(4,279)	1,125.78	—
Exercised	(161,606)	0.30	4.42
Warrants outstanding and exercisable on September 30, 2022	482,359	$90.19	4.07

Warrants outstanding and exercisable on January 1, 2021	83,687	$366.00	4.04
Issued	133,114	233.03	4.11
Expired	(1,698)	1,080.16	—
Exercised	(31,712)	159.32	4.10
Warrants outstanding and exercisable on September 30, 2021	183,391	$298.47	4.16

The outstanding warrants expire from 2022 through 2027.

In connection with the March 2022 Offering, the Company entered into a warrant amendment agreement with an investor pursuant to which the Company agreed to amend the investor’s existing warrants to purchase up to 35,555 shares of Common Stock at an exercise price of $240.00 per share issued in January 2021 and warrants to purchase up to 13,097 shares of Common stock at an exercise price of $363.00 per share issued in March 2021 (the “Existing Warrants”), in consideration for such investor’s purchase of $9.0 million of securities in the March 2022 Offering and payment of $0.8430 per share for each share of common stock issuable upon exercise of the Existing Warrants to (i) lower the exercise price of the Existing Warrants to $37.80 per share and (ii) extend the termination date of the Existing Warrants to March 2, 2027.

During the nine months ended September 30, 2022, the Company issued March 2022 Warrants, March 2022 Pre-Funded Warrants, and March 2022 Placement Agent Warrants to purchase 391,205 shares of Common Stock in connection with the March 2022 Offering, Exchange Warrants to purchase 6,374 shares of Common Stock in connection with a Series B Preferred Stock exchange (See Note 9), as well as July 2022 Warrants to purchase 66,666 shares of Common Stock in connection with the July 2022 Offering.

During the nine months ended September 30, 2021, the Company issued warrants, pre-funded warrants, and placement agent warrants to purchase 44,486 and 21,789 shares of the Company’s Common Stock in connection with the January 2021 Offerings and the March 2021 Offering, respectively, placement agent warrants to purchase 2,437 shares of the Company’s Common Stock in connection with the July 2021 Offering, warrants to purchase 63,736 shares of the Company’s Common Stock in connection with exchanges made pursuant to the Series B Exchange Right (See Note 9), as well as warrants to purchase 666 shares of Common Stock issued to a consultant.

Note 11 – Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. Upon adoption of the 2020 Plan on September 11, 2020, the Company ceased making grants under the 2014 Plan.

The Company’s Board and stockholders adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which took effect on September 11, 2020. The initial number of shares of Common Stock available for issuance under the 2020 Plan is 33,333 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10)% of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) is 50,000 under the 2020 Plan.

As of January 1, 2022, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 70,478.

As of September 30, 2022, there were an aggregate of 70,478 shares available under the 2020 Plan, of which 22,946 shares were issued and outstanding and 47,532 shares were available for potential issuances.

As of September 30, 2022, there were an aggregate of 8,680 shares available under the 2014 Plan, of which 5,012 shares were issued and outstanding and 2,094 shares are reserved subject to issuance of restricted stock and restricted stock unit awards (“RSUs”).

During the nine months ended September 30, 2022 and 2021, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2022	13,737	$353.73	7.28	$—
Granted	22,938	41.17	7.50	—
Canceled	(3,745)	355.14	—	—
Forfeited	(4,972)	120.20	—	—
Outstanding at September 30, 2022	27,958	$138.63	8.45	$—
Exercisable at September 30, 2022	13,740	$215.59	7.75	$—

Outstanding at January 1, 2021	13,567	$373.80	7.94	$—
Granted	5,841	258.30	10.00	—
Canceled	(4,482)	314.10	2.87	—
Outstanding at September 30, 2021	14,926	$346.50	7.57	$—
Exercisable at September 30, 2021	9,342	$412.80	6.78	$—

During the nine months ended September 30, 2022 and 2021, the Board approved the grant of options to purchase 22,938 and 5,841 shares of Common Stock, respectively. All option grants were pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

During the nine months ended September 30, 2022 and 2021, stock options to purchase an aggregate of 3,745 and 4,482 shares of Common Stock under the 2020 Plan were cancelled. During the nine months ended September 30, 2022, stock options to purchase 4,972 shares of Common Stock were forfeited.

For the nine months ended September 30, 2022 and 2021, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2022	2021
Contractual term (in years)	6.50	10.00
Expected Volatility	90.92%	88.71%
Risk-free interest rate	1.12%	1.29%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the nine months ended September 30, 2022 and 2021 was $31.96 and $201.24, respectively.

As of September 30, 2022, the Company had unrecognized stock-based compensation expense of approximately $0.9 million. Approximately $0.4 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 8.44 years. Approximately $0.5 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

As of September 30, 2021, the Company had unrecognized stock-based compensation expense of approximately $1.1 million. Approximately $0.9 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 1.85 years. Approximately $0.3 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

As of September 30, 2022 and 2021, the Company had 916 shares of restricted stock that had not yet vested and unrecognized restricted common stock expense of approximately $394,000. Approximately $197,000 of this unrecognized expense vests upon the first commercial sale in the United States of Adrulipase and approximately $197,000 of this unrecognized expense vests upon the total market capitalization of the Company exceeding $1.0 billion for 20 consecutive trading days. These milestones were not considered probable as of September 30, 2022.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$22,623	$126,611	$93,870	$556,688
General and administrative	69,018	55,803	590,908	712,022
Total stock-based compensation expense	$91,641	$182,414	$684,778	$1,268,710

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

In consideration of the license and other rights granted by FWB, the Company agreed to pay FWB a $9.0 million upfront cash payment due within 10 days, which was paid in January 2021, and was obligated to make an additional payment of $1.25 million due on June 30, 2021, which was paid in July 2021. In addition, the Company was obligated to pay potential milestone payments to FWB totaling up to $37.0 million for each indication, based upon the achievement of specified development and regulatory milestones. In September 2021, the Company achieved a milestone related to clinical development of niclosamide in the COVID-19 field and has expensed $1.0 million in research and development. Under the FWB License Agreement, the Company was obligated to pay FWB royalties as a mid-single digit percentage of net sales of the Niclosamide Product, subject to specified reductions. The Company was also obligated to issue to FWB junior convertible preferred stock, initially convertible into $3.0 million worth of Common Stock based upon the volume weighted average price of the Common Stock for the five-day period immediately preceding the date of the FWB License Agreement, or $273.54 per share, convertible into an aggregate of 10,967 shares of Common Stock.

On January 8, 2021, the Company entered into a securities purchase agreement with FWB (the “FWB Purchase Agreement”) to issue junior convertible preferred stock to FWB. Pursuant to the FWB Purchase Agreement, the Company issued to FWB 3,290.1960 shares of Series C Preferred Stock, at an initial stated value of $750.00 per share and a conversion price of $225.00 per share, which is convertible into an aggregate of 10,967 shares of Common Stock. The shares of Series C Preferred Stock automatically converted into Common Stock upon the stockholder approval on February 24, 2021. The FWB Purchase Agreement contains demand and piggyback registration rights with respect to the Common Stock issuable upon conversion.

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

The Company is a party to two real property operating leases for the rental of office space. The Company has office space of 3,472 square feet in Boca Raton, Florida that is used for its corporate headquarters with a term through August 31, 2026. The Company also has office space in in Brooklyn, New York on a month-to-month basis. The Company was previously a party to office space in Hayward, California with a term through May 31, 2022, which was not renewed upon its expiration.

The Company’s leases expire at various dates through 2026. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expense was approximately $36,000 and $79,000, respectively, for the three months ended September 30, 2022 and 2021 and $115,000 and $186,000, respectively, for the nine months ended September 30, 2022 and 2021.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of September 30, 2022 are:

September 30,
2022
Lease term and discount rate
Weighted-average remaining lease term (years)	3.9
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of September 30, 2022, were as follows:

2022 (remainder of year)	$20,563
2023	83,691
2024	86,202
2025	88,788
2026	60,593
Total lease payments	339,837
Less imputed interest	(44,148)
Present value of lease liabilities	$295,689

Note 14 - Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible preferred stock that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options, warrants and preferred stock is computed using the treasury stock method. In periods where the Company records a net loss, unvested restricted common stock and potential common stock equivalents are not included in the calculation of diluted net loss per share as their effect would be anti-dilutive.

For the three months ended September 30, 2022, stock options in the amount of 27,958 and warrants in the amount of 482,359 were excluded from the calculation of diluted net income per share as they did not have a dilutive effect. For the three months ended September 30, 2022, convertible preferred stock in the amount of 24,321 shares were included in the calculation of diluted net income per share.

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income (loss)	$4,391,331	$(30,400,788)	$(10,643,653)	$(47,365,362)

Basic weighted average shares outstanding	1,601,415	311,411	952,794	253,118
Convertible preferred stock	24,321	—	—	—
Diluted weighted average shares outstanding	1,625,736	311,411	952,794	253,118
Basic net income (loss) per share	$2.64	$(98.00)	$(11.53)	$(289.31)
Diluted net income (loss) per share	$2.60	$(98.00)	$(11.53)	$(289.31)

All shares of Common Stock that may potentially be issued in the future are as follows:

	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Common stock warrants	482,359	183,391
Stock options	27,958	14,926
Convertible preferred stock (1)	24,321	24,045
Total shares of common stock issuable	534,638	222,362
(1)	Convertible preferred stock is assumed to be converted at the rate of $231.00 per common share, which is the conversion price as of September 30, 2022.

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

Employer contributions under this 401(k) plan amounted to approximately $21,000 and $26,000 for the three months ended September 30, 2022 and 2021, respectively, and approximately $97,000 and $81,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 16 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the item noted below.

Dissolution of AzurRx SAS

Effective October 26, 2022, AzurRx SAS was dissolved.

Public Offering

On October 6, 2022, the Company entered into a securities purchase agreement with investors pursuant to which the Company agreed to sell, in a best efforts public offering (the “October 2022 Offering”) priced at the market under Nasdaq rules, an aggregate of (i) 255,000 shares of Common Stock, (ii) pre-funded warrants (the “October 2022 Pre-Funded Warrants”) to purchase up to an aggregate of 3,183,396 shares of Common Stock and (iii) common warrants (the “October 2022 Warrants”) to purchase up to an aggregate of 3,438,396 shares of Common Stock. The public offering price for each share of Common Stock and accompanying October 2022 Warrant to purchase one share of Common Stock was $1.745, and the public offering price for each October 2022 Pre-Funded Warrant and accompanying October 2022 Warrant to purchase one share of Common Stock was $1.7449. The October 2022 Pre-Funded Warrants have an exercise price of $0.0001 per share, were exercisable immediately upon issuance and will expire when exercised in full. The October 2022 Warrants have an exercise price of $1.62 per share, were exercisable immediately upon issuance and will expire five years from the initial exercise date.

The net proceeds of the October 2022 Offering, after deducting the placement agent’s fees and expenses and other offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2022 Warrants, is $5.2 million. The Company intends to use the net proceeds from the October 2022 Offering to make the final upfront payment owed to the former stockholders of FWB pursuant to the July 2022 Settlement Agreement. The Company intends to use the remaining net proceeds from the October 2022 Offering for working capital and general corporate purposes. The October 2022 Offering closed on October 11, 2022.

July 2022 Offering

On October 5, 2022, the Company entered into termination agreements with Wainwright to void 4,000 warrant shares issued to Wainwright pursuant to the July 2022 Offering.

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

Our adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in 2021, we announced positive topline results from our Phase 2 Combination trial in Europe. We are currently focused on formulation development for adrulipase and expect to initiate a Phase 2b monotherapy trial during the fourth quarter of 2022.

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

The FWB Action

As a result of the topline data from the Phase 2 RESERVOIR COVID-19 GI clinical trial and the ongoing volatility in the biotechnology sector, we have initiated certain measures to reduce our expenses and conserve capital. Included in these measures is a reduction in our headcount, as well as the closure of our California office at the end of May 2022 and our facility in Langlade, France. We also determined to suspend payments related to our acquisition of First Wave Bio, Inc. (“FWB”), in order to conserve capital. On May 19, 2022, Fortis Advisors LLC, the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB in connection with the Agreement and Plan of Merger dated as of September 13, 2021, by and among us, Alpha Merger Sub, Inc. and FWB (the “Merger Agreement”), filed a complaint in the Court of Chancery of the State of Delaware (the “FWB Action”), for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action sought specific performance of the Company’s obligations under the Merger Agreement and the settlement agreement by and between us and the Representative, dated November 15, 2021 (the “November 2021 Settlement Agreement”), including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law.

On July 29, 2022, we reached an agreement with the Representative to settle the FWB Action and to restructure our obligations to the former FWB stockholders (the “July 2022 Term Sheet”). We agreed to pay the Representative: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 and our completion of one or more qualifying equity offerings (collectively, the “Payments”). As of September 30, 2022, we made both the $1.5 million upfront payment and the $1.0 million Second Payment to the Representative for a total of $2.5 million. The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The Representative also is entitled receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the July 2022 Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the July 2022 Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of adrulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the July 2022 Term Sheet, the Representative agreed to stay the FWB Action for a period of 90 days and to eliminate our obligation to pay a portion of any offering proceeds to the Representative. In addition, our obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the July 2022 Term Sheet. Effective upon the Second Payment, the Representative agreed to dismiss the FWB Action with prejudice and to extinguish the approximately $10.1 million of remaining fixed payment obligations currently owed to the former FWB shareholders, which occurred during the three months ended September 30, 2022.

In the July 2022 Term Sheet, we and the Representative also agreed to enter into a formal settlement agreement embodying the terms described above and containing mutual releases and other customary terms that became effective upon the payment of the Second Payment. In addition, certain related parties of the Representative agreed to vote their shares of our common stock for the reverse stock split effective August 26, 2022, which enabled us to regain compliance with the Bid Price Rule (as defined below).

In the event that we are not able to meet the obligations under the Merger Agreement or the July 2022 Term Sheet, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

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

Additionally, on May 16, 2022, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We had 180 days from May 16, 2022, or through November 14, 2022, to regain compliance with the Bid Price Rule. We completed a 1-for-30 reverse stock split effective August 26, 2022, and by letter dated September 12, 2022, Nasdaq advised us that we had regained compliance with the Bid Price Rule. No assurance can be given that we will be able to remain in compliance with the Bid Price Rule.

We requested a hearing before the Panel. Following the hearing, on July 11, 2022, the Panel granted our request for continued listing of our common stock (the “Exception”). The Exception is subject to a number of significant conditions that must be satisfied on or before specific deadlines set forth in the Exception, including the completion of one or more additional equity financings. The final term of the Exception expires on November 22, 2022.

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

As of September 30, 2022, we had cash and cash equivalents of approximately $1.7 million and have sustained cumulative losses attributable to common stockholders of approximately $164.5 million. Based on our cash on hand at September 30, 2022, and the approximately $5.2 million in net proceeds received from a follow-on offering that closed on October 11, 2022, we anticipate having sufficient cash to fund planned operations into the first quarter of 2023, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

On July 29, 2022, we entered into the July 2022 Term Sheet with the Representative of the former FWB stockholders. Pursuant to the July 2022 Term Sheet, we paid the Representative $2.5 million in cash and we have agreed to pay the Representative $2.0 million on the earlier of November 30, 2022 and our completion of one or more qualifying equity offerings. The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The Representative also is entitled receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the July 2022 Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the July 2022 Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of ardulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein. Effective upon the Second Payment of $1.0 million in cash, which was completed in September 2022, the approximately $10.1 million of remaining fixed payment obligations then owed to the former FWB stockholders was extinguished.

In the event that we are not able to meet our obligations under the Merger Agreement or the July 2022 Term Sheet, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

Consolidated Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Operating expenses:
Research and development expenses	$791,067	$3,052,791	$(2,261,724)
Research and development (recovery) expenses - intellectual property acquired	(8,085,045)	21,325,527	(29,410,572)
General and administrative expenses	2,904,448	6,021,160	(3,116,712)
Total operating (recovery) expenses	(4,389,530)	30,399,478	(34,789,008)
Other expenses	(1,801)	1,310	(3,111)
Net (income) loss	$(4,391,331)	$30,400,788	$(34,792,119)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the three months ended September 30, 2022 totaled approximately $0.8 million, a decrease of approximately $2.3 million, or 74%, over the approximately $3.1 million recorded for the three months ended September 30, 2021.

Research and development (recovery) expenses related to intellectual property acquired for the three months ended September 30, 2022 totaled approximately ($8.1) million, a decrease of approximately $29.4 million, or 138%, over the approximately $21.3 million recorded for the three months ended September 30, 2021.

The approximately $31.7 million decrease in total research and development expenses was primarily attributable to lower costs of $29.4 million related to the acquisition of FWB, including the liability reduction of approximately $8.1 million in accordance with the July 2022 Term Sheet. Additional decreases included approximately $1.2 million in clinical related expenses in connection with the Phase 2 clinical trial for adrulipase and the clinical trial for niclosamide that occurred during the three months ended September 30, 2021, $0.6 million in CMC related costs, and $0.3 million in personnel related costs.

We expect research and development expense to remain stable during the remainder of this fiscal year as we near close out of the clinical trial for niclosamide (FW-COV), while continuing the pursuit of additional clinical and CMC activities in connection with adrulipase for the treatment of EPI in patients with CF and CP.

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

General and administrative expenses for the three months ended September 30, 2022 totaled approximately $2.9 million, a decrease of approximately $3.1 million, or 52% over the approximately $6.0 million recorded for the three months ended September 30, 2021 as a result of measures implemented to reduce the Company’s expenses and conserve capital.

The decrease in general and administrative expenses was primarily due to decreases of approximately $1.4 million in public company costs, including investor relations and corporate communications, and $1.4 million in professional fees and insurance.

We expect general and administrative expenses to remain stable during the remainder of this fiscal year.

Other Expenses

Other expenses for the three months ended September 30, 2022 were essentially flat with other expense recorded for the three months ended September 30, 2021.

Net (Income) Loss

As a result of the factors above, our net income for the three months ended September 30, 2022 totaled approximately $4.4 million, an increase of approximately $34.8 million, or 114%, over the approximately $30.4 million loss recorded for the three months ended September 30, 2021.

Consolidated Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended
	September 30,		Increase
	2022	2021	(decrease)
Operating expenses:
Research and development expenses	$8,674,480	$11,216,616	$(2,542,136)
Research and development (recovery) expenses – intellectual property acquired	(8,085,045)	21,325,527	(29,410,572)
General and administrative expenses	9,808,960	15,347,764	(5,538,804)
Total operating expenses	10,398,395	47,889,907	(37,491,512)
Other expenses (income)	245,258	(524,545)	769,803
Net loss	$10,643,653	$47,365,362	$(36,721,709)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the nine months ended September 30, 2022 totaled approximately $8.7 million, a decrease of approximately $2.5 million, or 23%, over the approximately $11.2 million recorded for the nine months ended September 30, 2021.

Research and development (recovery) expenses related to intellectual property acquired for the nine months ended September 30, 2022 totaled approximately ($8.1) million, a decrease of approximately $29.4 million, or 138%, over the approximately $21.3 million recorded for the nine months ended September 30, 2021.

The approximately $32.0 million decrease in total research and development expenses was primarily attributable to lower costs of $29.4 million related to the acquisition of FWB, including the liability reduction of approximately $8.1 million in accordance with the July 2022 Term Sheet. Additional decreases included the $1.0 million milestone payment during the nine months ended September 30, 2021 pursuant to the FWB License Agreement, $0.5 million in CMC related costs, $0.5 million of stock-based compensation expense, and $0.4 million of amortization expense.

We expect research and development expense to remain stable during the remainder of this fiscal year as we near close out of the clinical trial for niclosamide (FW-COV), while continuing the pursuit of additional clinical and CMC activities in connection with adrulipase for the treatment of EPI in patients with CF and CP.

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

General and administrative expenses for the nine months ended September 30, 2022 totaled approximately $9.8 million, a decrease of approximately $5.5 million, or 36% over the approximately $15.3 million recorded for the nine months ended September 30, 2021 as a result of measures implemented to reduce the Company’s expenses and conserve capital.

The decrease in general and administrative expenses was primarily due to decreases of approximately $3.4 million in public company costs, including investor relations and corporate communications, $1.3 million of stock-based compensation expense, $0.7 million in professional fees, and $0.3 million in advisory fees. These decreases were partially offset by an increase of approximately $0.4 million in personnel related costs.

We expect general and administrative expenses to remain stable during the remainder of this fiscal year.

Other Expenses (Income)

Other expenses for the nine months ended September 30, 2022 totaled approximately $0.2 million, an increase of approximately $0.8 million, or 147% over the approximately $0.5 million of other income recorded for the nine months ended September 30, 2021. The increase in other expenses (income) was mainly due to $0.2 million of Waiver fees paid in the nine months ended September 30, 2022, as compared to income of approximately $0.5 million recorded for the nine months ended September 30, 2021 related to the extinguishment of the $3.0 million liability in connection with FWB License Agreement pursuant to the issuance of Series C Preferred Stock with a fair value of approximately $2.5 million for the nine months ended September 30, 2021.

Net Loss

As a result of the factors above, our net loss for the nine months ended September 30, 2022 totaled approximately $10.6 million, a decrease of approximately $36.7 million, or 78%, over the approximately $47.4 million recorded for the nine months ended September 30, 2021.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(16,751,790)	$(26,425,432)
Investing activities	—	(71,448)
Financing activities	10,215,292	27,690,638
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,536,498)	$1,193,758

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 of approximately $16.8 million was primarily attributable to our net loss of approximately $10.6 million and the decrease in other liabilities in accordance with the July 2022 Term Sheet of approximately $8.1 million, partially offset by non-cash expenses of approximately $0.9 million, mainly related to common stock issued to consultants of approximately $0.1 million and stock-based compensation of approximately $0.7 million, as well as increases in accounts payable and accrued expense of approximately $0.8 million and a decrease in prepaid expenses of $0.6 million.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was approximately $71,000 related to the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $10.2 million for the nine months ended September 30, 2022 was primarily due to the net proceeds of approximately $8.0 million from the March 2022 registered direct offering of our common stock and warrants, the issuance of Common Stock of approximately $7.7 million from sales made under our ATM offering program, partially offset by approximately $4.9 million of cash payments made related to the Merger Agreement and July 2022 Term Sheet, as well as repayments of approximately $0.6 million related to the note payable.

Net cash provided by financing activities of approximately $27.9 million for the nine months ended September 30, 2021 was primarily due to the issuance of the Series C Preferred Stock and warrants of approximately $7.1 million from the January 2021 Offerings, the issuance of the Common Stock and warrants of approximately $18.1 million from public offerings, the issuance of the Common Stock of approximately $8.3 million from sales made under our ATM offering program and the cash proceeds from warrant exercises of approximately $4.9 million, offset by approximately $10.3 million of cash payments related to the FWB License Agreement and repayments of approximately $0.4 million related to the note payable.

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

During the nine months ended September 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (as amended on Form 10-K/A filed with the SEC on May 10, 2022).

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

On July 29, 2022, we reached an agreement with the Representative to settle the FWB Action and to restructure our obligations to the former FWB stockholders (the “July 2022 Term Sheet”). We agreed to pay the former stockholders of FWB: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022, or the “Second Payment”; and (iii) $2.0 million on the earlier of November 30, 2022 and our completion of one or more qualifying equity offerings, or collectively, the “Payments”. The former stockholders of FWB are also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The former stockholders of FWB are also entitled to receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive payment for the former stockholders of FWB in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the July 2022 Term Sheet), the former stockholders of FWB are entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the July 2022 Term Sheet. Additionally, in the event of a “Company Sale”, if any of the milestone payments described herein have not yet occurred or been paid, our obligations to make such payments upon the subsequent occurrence of such milestone events will survive the “Company Sale” and will be assumed by any successor, acquirer or surviving company in such “Company Sale”. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of adrulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the July 2022 Term Sheet, the Representative agreed to stay the FWB Action for a period of 90 days and to eliminate our obligation to pay a portion of any offering proceeds to the former stockholders of FWB. In addition, our obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the July 2022 Term Sheet. Effective upon the Second Payment, the Representative agreed to dismiss the FWB Action with prejudice and to extinguish the approximately $10.1 million of remaining fixed payment obligations owed to the former FWB shareholders.

In the event that we are not able to meet the obligations under the Merger Agreement or the July 2022 Term Sheet, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties set forth below and described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on March 31, 2022 (as amended on Form 10-K/A filed with the SEC on May 10, 2022) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, filed on May 23, 2022 and August 15, 2022, respectively. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize our business, financial condition and future prospects could be negatively impacted. Except as set forth below, as of November 14, 2022, there have been no material changes to the disclosures made in the above referenced Annual Report on Form 10-K (as amended on Form 10-K/A filed with the SEC on May 10, 2022) and the Quarterly Reports on Form 10-Q.

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

Additionally, on May 16, 2022, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2). We had 180 days from May 16, 2022, or through November 14, 2022, to regain compliance with the Bid Price Rule. By letter dated September 12, 2022, Nasdaq advised us that we had regained compliance with the Bid Price Rule. No assurance can be given that we will be able to remain in compliance with the Bid Price Rule.

We timely requested a hearing before the Panel. Following the hearing, on July 11, 2022 the Panel granted our request for continued listing of our common stock.

The Exception is subject to a number of significant conditions that must be satisfied on or before specific deadlines set forth in the Exception, including the completion of one or more additional equity financings. The final term of the Exception expires on November 22, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, we issued to a non-executive employee stock options to purchase an aggregate of 333 shares of Common Stock with a strike price of $4.65 per share, subject to time-based vesting, under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of First Wave BioPharma, Inc., as amended to date (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on September 14, 2022).

3.2

Amended and Restated Bylaws of First Wave BioPharma, Inc., as amended to date (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on July 28, 2022).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.3	Form of Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: November 14, 2022		(Principal Financial and Accounting Officer)