Form 10-K
period 2022-12-31
First Wave BioPharma, Inc.
filed 2023-03-20
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the The Nasdaq Capital Market on such date, was approximately $4.5 million.

There were 1,549,581 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of March 16, 2023.

FIRST WAVE BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2022

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market;

•our ability to satisfy our payment obligations under the First Wave Acquisition (as defined below);

•statements regarding the impact of the COVID-19 pandemic and other geopolitical events, including the war in Ukraine and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;

•the availability of capital to satisfy our working capital requirements;

•our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;

•the integration and effects of our acquisitions, including the First Wave Acquisition, and other strategic transactions;

•the accuracy of our estimates regarding expense, future revenue and capital requirements;

•our ability to continue operating as a going concern;

•our plans to develop and commercialize our product candidates, including niclosamide and the biologic adrulipase (formerly MS1819);

•our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

•regulatory developments in the U.S. and foreign countries;

•the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;

•our ability to obtain and maintain intellectual property protection for our core assets;

•the size of the potential markets for our product candidates and our ability to serve those markets;

•the rate and degree of market acceptance of our product candidates for any indication once approved;

-ii-

•the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

•the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and

•other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” of this Annual Report.

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

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “First Wave,” the “Company,” “we,” “us,” “our” and similar references are to First Wave BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “First Wave BioPharma” refer to First Wave BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to AzurRx SAS, First Wave BioPharma’s former wholly-owned subsidiary through which we conducted our European operations, which was dissolved effective October 26, 2022. References to “FWB” refer to First Wave Bio, Inc., First Wave BioPharma’s wholly-owned subsidiary.

-iii-

PART I

ITEM 1.BUSINESS

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

We are currently focused on developing our pipeline of gut-restricted GI clinical product candidates, including the biologic adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients, and niclosamide, an oral small molecule with anti-inflammatory properties.

Our adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In November 2022 we filed a Phase 2b investigational new drug (“IND”) amendment for a bridging study using a new enteric microgranule formulation of adrulipase with the U.S. Food and Drug Administration (“FDA”). We initiated the Phase 2b monotherapy trial during the first quarter of 2023 and expect topline data in the third quarter of 2023.

Our niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications. In 2022 we advanced two separate Phase 2 clinical programs of our niclosamide formulations, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, and FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”).

We announced the completion of enrollment in the FW-COV trial in January 2022 and topline results in August 2022. In September 2022 we announced that we would no longer pursue the anti-viral COVID-GI clinical indication as a result of the mixed results from the FW-COVID-19 trial. Additionally, we are devoting fewer resources to the FW-UP/UPS niclosamide program due to inconclusive data from a small Phase 2 trial in Europe, the need for a new FDA-IND cleared protocol, and capital constraints.

We are continuing to develop FW-ICI-AC for Immune Checkpoint Inhibitor-associated colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients and have received FDA clearance for an IND application for this program. We are also continuing two pre-IND programs of our niclosamide therapies for additional IBD indications, including FW-UC for ulcerative colitis (“UC”) and FW-CD for Crohn’s disease (“CD”).

Each drug candidate and clinical program is described below.

Adrulipase

Adrulipase is the active pharmaceutical ingredient (“API”) derived from Yarrowia lipolytica, an aerobic yeast naturally found in various foods such as cheese and olive oil that is widely used as a biocatalyst in several industrial processes. Adrulipase is a secreted lipase naturally produced by Yarrowia lipolytica, known as LIP2, that we are developing through recombinant DNA technology for the treatment of EPI associated with CF and CP. Lipases are enzymes that help with the digestion of lipids and fat.

We previously held the exclusive right to commercialize adrulipase in the U.S., Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel pursuant to a sublicense from Laboratories Mayoly Spindler SAS (“Mayoly”) under the Joint Research and Development Agreement (“JDLA”), which also granted us joint commercialization rights for Brazil, Italy, China and Japan. In March 2019, we purchased all rights, title and interest in and to adrulipase from Mayoly pursuant to the Mayoly Asset Purchas Agreement (“APA”), provided, however, Mayoly retained exclusive commercial rights in France and Russia.

Background

The pancreas is both an endocrine gland that produces several important hormones, including insulin, glucagon, and pancreatic polypeptide, as well as a digestive organ that secretes pancreatic juice containing digestive enzymes that assist with the absorption of nutrients and digestion in the small intestine.

The targeted indication of adrulipase is the treatment of EPI, which is observed when the exocrine functions of the pancreas are below 10% of normal. The symptomatology of EPI is essentially due to the deficiency of pancreatic lipase, an enzyme that hydrolyses triglycerides into monoglycerides and free fatty acids. The pancreatic lipase enzymatic activity is hardly compensated by extra-pancreatic mechanisms, because gastric lipase has nearly no lipolytic activity in the pH range of the intestine. On the other hand, when they are impaired, the pancreatic amylase and protease (enzymes that break up carbohydrates (starches) and proteins, respectively) activities can be compensated by the salivary amylase, the intestinal glycosidase, the gastric pepsin, and the intestinal peptidases, all of which are components of the gastric juice secreted by the stomach walls. Lipid maldigestion due to lipase deficiency is responsible for weight loss, steatorrhea featured by greasy diarrhea, and fat-soluble vitamin deficiencies (i.e. A, D, E and K vitamins).

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

Current treatments for EPI stemming from CP and CF rely on porcine (pig derived) pancreatic enzyme replacement therapies (“PERTs”), which have been on the market since the late 1800s. PERTs are typically comprised of three digestive enzymes; lipases, proteases, and amylases. The PERT market is well established with estimated sales of approximately $1.4 billion in 2019 in the U.S. and has been growing for the past five years at a compound annual growth rate of approximately 20%. In spite of their long-term use, however, PERTs suffer from poor stability, formulation problems, possible transmission of conventional and non-conventional infectious agents due to their animal origins, and possible adverse events at high doses in patients with CF and limited effectiveness.

Pre-Clinical Program

The efficacy of adrulipase has been investigated in normal minipigs, which are generally considered to be a relevant model for digestive drug development because of their physiological similarities with humans and their omnivorous diet. Experimental pancreatitis was induced by pancreatic duct ligation, resulting in severe EPI with baseline CFA around 60% post-ligature. CFA is a measurement obtained by quantifying the amount of fat ingested orally over a defined time period and subtracting the amount eliminated in the stool to ascertain the amount of fat absorbed by the body. Pigs were treated with either adrulipase or enteric-coated PERTs, both administered as a single-daily dose.

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

Clinical Program

We are developing adrulipase for two principal therapeutic indications: (i) children and adults affected by CF, and (ii) adult patients with CP. We have determined to initially pursue the adult indication in CF.

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

The OPTION 2 Trial was designed to investigate the safety, tolerability and efficacy of adrulipase (2.2 gram and 4.4 gram doses in enteric capsules) head-to-head versus the current standard of care, PERT pills. The OPTION 2 Trial was an open-label, crossover study, conducted in 15 sites in the U.S. and Europe. Enrollment included a total of 30 CF patients 18 years or older. Adrulipase was administered in enteric capsules to provide gastric protection and test for optimal delivery of enzyme to the duodenum. Patients were first be randomized into two cohorts: the adrulipase arm, where they received a 2.2 gram daily oral dose of adrulipase for three weeks; or the PERT arm, where they received their pre-study dose of PERT pills for three weeks. After three weeks, stools were collected for analysis of CFA. Patients were then crossed over for another three weeks of the alternative treatment. After three weeks of cross-over therapy, stools were again collected for analysis of CFA. A parallel group of patients was randomized and studied in the same fashion using a 4.4 gram daily dose of adrulipase. All patients were followed for an additional two weeks after completing both crossover treatments for post study safety observation. Patients were assessed using descriptive methods for efficacy, comparing CFA between adrulipase and PERT arms, and for safety.

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

In August 2021 we announced that we would begin development of a new enteric microgranule formulation of adrulipase. The new formulation is planned to be administered with food as an oral capsule that dissolves in the stomach and disperses acid-resistant micro-granules that thoroughly mix with food during the digestion process. The resultant mixture then passes to the small intestine where the lipase enzyme breaks up fat molecules so that they can be absorbed. We completed the reformulation work in the second half of 2022.

In November 2022 we announced that we had filed an IND amendment with the FDA for a Phase 2b bridging study with the new enteric microgranulation formulation of adrulipase. The new trial is designed to investigate the safety, tolerability and efficacy of the new formulation of adrulipase. It is an open-label study that will be conducted at three sites in the U.S. A total of 12 cystic fibrosis patients, 18 years or older are expected to be enrolled. The trial design employs a dose titration strategy. Patients will be screened at baseline to ensure that they have a coefficient of fat absorption (CFA) of at least 80%. Eligible patients will then be switched from their commercial enzyme product to adrulipase. Each patient will be started on a low dose of adrulipase. If the patient is not clinically controlled, the patient will be switched to a medium dose, and if not controlled on this dose, the patient will be advanced to a high dose. The titrations will be carried out over a three-week period, after which a CFA will be obtained. End of study CFAs will be compared to the baseline CFAs in a descriptive fashion. A post treatment safety visit will be conducted one week after completing the treatment period.

Following FDA review of the IND amendment, we initiated the Phase 2b pilot monotherapy trial during the first quarter of 2023 and anticipate topline data in the third quarter of 2023.

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

We believe a combination therapy of PERT and adrulipase has the potential to: (i) correct macronutrient and micronutrient maldigestion; (ii) eliminate abdominal symptoms attributable to maldigestion; and (iii) sustain optimal nutritional status on a normal diet in CF patients with severe EPI. We developed a new enteric microgranule formulation and initiated a Ph2b monotherapy trial in the first quarter of 2023. We expect topline date in the third quarter of 2023. Depending on the results of this trial, we may elect to conduct further combination therapy trials using the new formulation.

Niclosamide

Niclosamide, a pro-inflammatory pathway inhibitor, is a prescription small molecule drug that has been safely used on millions of patients. Niclosamide is listed as an essential medicine by the World Health Organization (WHO). In the U.S., niclosamide was approved by the United States Food and Drug Administration (“FDA”) in 1982 for the treatment of intestinal tapeworm infections. Niclosamide’s activity as an antihelminthic results from direct action in the intestinal lumen where it disrupts a parasitic metabolic function called oxidative phosphorylation, killing parasites. Niclosamide has been commercially available worldwide for more than 50 years as 500mg single-dose tablets intended for use in pediatric and adult populations, at a dose rate of 2g per adult or child over six years of age. No safety issues have ever been identified. In addition to its antihelminthic activity, niclosamide has demonstrated novel anti-inflammatory properties.

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

In January 2022, we announced completion of patient enrollment for Part 2 of the RESERVOIR trial. In April 2022 the Company announced that top-line data results from the trial were mixed. FW-COV was demonstrated to be very safe with no drug-related serious adverse events (SAEs) reported by the more than 150 patients who participated in the trial. However, the efficacy endpoint in this trial – the ability of FW-COV to remove the SARS-CoV-2 (SARS2) virus from the digestive tract as measured by viral presence in the patient’s stool – did not demonstrate statistical significance when compared to placebo. As a result, the Company decided not to further pursue niclosamide clinical studies for the anti-viral treatment of COVID-GI.

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

In September 2022 we announced that we would devote fewer resources to the FW-UP/UPS niclosamide program due to inconclusive data from Stage 2 of the Phase 2 trial in Europe, the need for a new FDA-IND cleared protocol and capital constraints.

We plan to initiate a new Phase 2 UP/UPS trial under an FDA IND cleared protocol upon securing sufficient financial resources.

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

We plan to initiate the PASSPORT trial in the U.S. upon securing sufficient financial resources. We intend to commence clinical development of FW-CD in a Phase 2a clinical trial, subject to the successful completion of a FW-UC Phase 1 clinical trial.

Recent Developments

Issuance of Restricted Stock Units

On January 3, 2023, we issued to employees, consultants and the board of directors ten-year restricted stock units consisting of 160,239 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Reverse Stock Split and Approval of Private Placement

On January 13, 2023, we held a special meeting of stockholders (the “Special Meeting”). The matters voted on at the Special Meeting were: (1) the approval of the issuance of more than 20% of our Common Stock pursuant to the November 2022 Offering and November Warrant Amendment for purposes of Nasdaq Listing Rule 5635(d), (2) the adoption and approval of the Amendment to our Charter to effect a reverse stock split of our issued and outstanding shares of Common Stock, at a specific ratio, ranging from one-for-three (1:3) to one-for-forty (1:40), and (3) the approval of the adjournment of the Special Meeting to the extent there are insufficient votes at the Special Meeting to approve any one or more of the foregoing proposals. At the Special Meeting, all of the matters voted on were approved.

On January 13, 2023, we filed the Amendment to our Charter with the Secretary of State of the State of Delaware to effect a reverse stock split of our Common Stock at a ratio of 1-to-7 (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the Amendment at 12:01 AM Eastern Time on January 18, 2023 under a new CUSIP number, 33749P309.

March 2023 Private Placement

On March 12, 2023, we entered into a securities purchase agreement (the “March 2023 Purchase Agreement”) pursuant to which we agreed to sell, in a private placement (the “March 2023 Private Placement”) priced at market under Nasdaq rules, an aggregate of (i) 128,000 shares of Common Stock, par value $0.0001 per share, of the Company, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 895,018 shares of Common Stock (the “March 2023 Pre-Funded Warrant Shares”) and (iii) common warrants (the “March 2023 Warrants”) to purchase up to an aggregate of 2,046,036 shares of Common Stock. The public offering price for each share of Common Stock, March 2023 Pre-funded Warrant and accompanying March 2023 Warrant to purchase one share of Common Stock was $3.91 per share. The March 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The March 2023 Warrants have an exercise price of $3.66 per share, are exercisable immediately and will expire five years from the initial exercise date.

The March 2023 Private Placement closed on March 15, 2023. The gross proceeds from the offering were approximately $4.0 million, before deducting the placement agent’s fees and other offering expenses payable by us.

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

On September 13, 2021, we completed the acquisition of First Wave Bio, Inc. (“FWB”), which became our wholly- owned subsidiary. In connection with the acquisition, AzurRx BioPharma, Inc. changed its name to First Wave BioPharma, Inc.

Effective October 26, 2022, the AzurRx SAS subsidiary was dissolved.

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

Adrulipase

The adrulipase program is protected by the following issued patents that we had originally licensed under the Mayoly Agreement and now own:

•PCT/FR2006/001352 patent family (including the patent EP2035556 and patent US8,334,130 and US8,834,867) “Method for producing lipase, transformed Yarrowia lipolytica cell capable of producing said lipase and their uses” describes a method for producing Yarrowia lipolytica acid-resistant recombinant lipase utilizing a culture medium without any products of animal origin or non-characterized mixtures such as tryptone, peptone or lactoserum, in addition to its uses. The European patents expire June 15, 2026, U.S. patent 8,334,130 expires September 11, 2028, and U.S. patent 8,834,867 expires July 17, 2026.

In addition, a PCT International application was filed in 2021 directed to our proprietary formulation of adrulipase that has been nationalized in the United States, Canada, Mexico, Europe, Brazil, Chile, Columbia, Australia. New Zealand, China, India, Japan, Singapore and South Korea. Any patents issuing from these filings will have an expected expiration in 2041.

Two U.S. Utility Applications and corresponding PCT International applications were filed in 2022 directed to stable lipase formulations and methods of treatment. Any patents issuing from these filing will have an expected expiration in 2042.

A U.S. Provisional Application was filed in 2022 directed to adrulipase formulations. Any patents issuing from this filing will have an expected expiration in 2043.

Niclosamide

Our FW-ICI-AC, FW-UP, FW-UC and FW-CD niclosamide programs are protected by patent filings that include the following:

•US10,912,746; US10,905,666; US10,292,951; US10,772,854; US10,744,103; US10,799,468; US10,849,867; and related continuation applications as well as corresponding worldwide patent filings all entitled “Methods and Compositions for Treating Conditions Associated with an Abnormal Inflammatory Process.” The expiration date of the issued patents is September 1, 2036; and

•A PCT International application filed in 2021 that has been nationalized in the United States directed to compositions and methods for treating conditions characterized by an abnormal inflammatory response such as an autoimmune disorder, colitis, autoimmune colitis, an inflammatory bowel disease, Crohn’s disease and ulcerative colitis. Any national designated patent application from this filing upon issuance will have an expected expiration in 2041.

Our FW-COV niclosamide programs are protected by patent filings that include the following:

•US10,980,756 and US11,564,896 and corresponding continuation applications directed to the use of niclosamide for the treatment of COVID-19 gastrointestinal infections. The expiration of the issued patents is March 31, 2040.

•In addition, a PCT International application and a corresponding U.S. application was filed in 2022 directed to methods of treating Long Covid with niclosamide. Any patents issuing from these filings will have an expected expiration in 2042.

Manufacturing

We currently outsource all manufacturing, and we intend to use our collaborators and contract development and manufacturing organizations (“CDMOs”) for the foreseeable future.

Adrulipase

Adrulipase API, including drug substance and drug product, is currently manufactured by Asymchem, Inc. at a contract facility located in Tianjin, China. Charles River Laboratories based in Malvern, Pennsylvania is responsible for maintaining our master and working cell banks. We believe there are multiple alternative contract manufacturers capable of producing the product we need for clinical trials; however, there is no guarantee that the processes are easily reproducible and transferrable.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•completion of extensive preclinical laboratory tests, preclinical animal studies, and toxicity data, all performed in accordance with the good laboratory practices, or GLP, regulations;

•submission to the FDA of an IND, which must become effective before human clinical studies may begin;

•approval by an independent IRB or ethics committee representing each clinical site before each clinical study may be initiated;

•performance of adequate and well-controlled human clinical studies to establish the safety and efficacy, or in the case of a biologic, the safety, purity and potency, of the drug candidate for each proposed indication;

•preparation of and submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA, which must include data from required pre-clinical studies and all pivotal clinical studies and information showing that the product can be manufactured in a controlled manner;

•a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

•review of the product application by an FDA advisory committee, where appropriate and if applicable;

•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the drug candidate is produced to assess compliance with cGMP; and

•FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug or biologic in the United States.

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

•Phase 1. The drug or biologic is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•Phase 2. The drug or biologic is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•Phase 3. The drug or biologic is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product approval.

•Phase 4. In some cases, the FDA may condition approval of an NDA or BLA for a drug candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may commit to conducting or voluntarily conduct additional clinical studies after approval to gain more information about the drug. Such post-approval studies are typically referred to as Phase 4 clinical studies.

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

•restrictions on the marketing or manufacturing of the product;

•complete withdrawal of the product from the market or product recalls;

•fines, warning letters or holds on post-approval clinical studies;

•refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product licenses or approvals;

•product seizure or detention, or refusal to permit the import or export of products; or

•injunctions or the imposition of civil or criminal penalties.

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

Orphan Drugs

In the European Union, Regulation (EC) No 141/2000 of the European Parliament and of the Council of December 16, 1999 on orphan medicinal products, as amended, states that a drug shall be designated as an orphan drug if its sponsor can establish that the three following cumulative conditions are met:

•the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition;

•the prevalence of the conditions is not more than five in ten thousand persons in the European Union when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and

•that there is no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, that the drug will be of significant benefit to those affected by that condition.

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

Notwithstanding the foregoing, a MA may be granted, for the same therapeutic indication, to a similar drug if:

•the holder of the MA for the original orphan drug has given its consent to the second applicant;

•the holder of the MA for the original orphan drug is unable to supply sufficient quantities of the drug; or

•the second applicant can establish in the application that the second drug, although similar to the orphan drug already authorized, is safer, more effective or otherwise clinically superior.

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

Employees

As of December 31, 2022, we had 10 full-time employees, all of whom are located in the United States.

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

ITEM 1A.RISK FACTORS

We are subject to various risks that could have a material adverse effect on our business, our financial condition and our results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Annual Report as well as in other communications.

Summary of Risk Factors

•We have never generated any product revenues.

•We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

•We will need substantial additional funding, and certain terms included in our financing transactions may restrict our ability to raise such capital at the times and in the manner we may require.

•To date, most of our development activities have been focused on our niclosamide and adrulipase product candidates, which are still under clinical development, and if niclosamide and adrulipase do not receive regulatory approval or is not successfully commercialized, our business will be harmed.

•The COVID-19 pandemic and other geopolitical events, including the war in Ukraine could adversely impact our business, including our clinical trials.

•We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.

•Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.

•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

•We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates.

•We intend to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

•If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

•We do not currently intend to pay dividends on our Common Stock in the foreseeable future, and consequently, any gains from an investment in our Common Stock will likely depend on appreciation in the price of our Common Stock.

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

We are a clinical stage biopharmaceutical company. Since inception, we have engaged primarily in research and development activities of niclosamide and adrulipase. We have not generated any revenue from product sales and have incurred significant net losses. We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any of our products will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

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

We have incurred significant losses and negative cash flows from our operations since inception. As of December 31, 2022, we had accumulated deficit of approximately $168.5 million and negative working capital of approximately $0.8 million. Based on our historical and anticipated rate of cash expenditures, we do not anticipate our existing working capital will be sufficient to sustain our business through the commercialization of our product candidates. Therefore, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. We are actively working to obtain additional funding. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity and/or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our Common Stock to decline or ultimately force us to cease our operations.

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

As of December 31, 2022, we had 10 employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, research and development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•identifying, recruiting, integrating, maintaining and motivating additional employees;

•managing our internal development efforts effectively, including the clinical, FDA and international regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•improving our operational, financial and management controls, reporting systems and procedures.

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

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy in 2020 and into 2022 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

Furthermore, inflation can adversely affect us by increasing the costs of clinical trials, the research and development of our product candidates, as well as administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Geopolitical risks associated with Russia’s invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. There can be no certainty regarding the impacts stemming from the invasion, including the imposition of additional sanctions, embargoes, asset freezes or other economic or military measures resulting from the invasion. The impact of these developments, and additional events that may occur as a result, is currently unknown and could adversely affect our business, supply chain, suppliers and customers and potential customers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could negatively impact our business, financial condition and results of operations.

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

In August 2019, management was advised that it was a victim of a cyber-related fraud whereby a hacker impersonated one of our key vendors to redirect payments, totaling approximately $420,000. Management and our Audit Committee completed our investigation and is reviewing all available avenues of recovery, including from our financial institution to recover the payments. As of December 31, 2021, we recovered approximately $50,000 from our financial institution and we do not expect to recover anything further from the cyber-related fraud. As a result of the cyber-related fraud, we have instituted additional controls and procedures and all employees now undergone cybersecurity training.

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

The FDA, the TPD and/or the EMA can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•disagreement with the design or implementation of our clinical trials;

•failure to demonstrate to their satisfaction that a product candidate is safe and effective for any indication;

•failure to accept clinical data from trials which are conducted outside their jurisdiction;

•the results of clinical trials may not meet the level of statistical significance required for approval;

•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•such agencies may disagree with our interpretation of data from preclinical studies or clinical trials;

•failure to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or

•changes in the approval policies or regulations of such agencies may significantly change in a manner rendering our clinical data insufficient for approval.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	The availability of other clinical trials and competition for eligible patients;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

The commencement and completion of clinical trials can be delayed for a variety of reasons, including delays in:

•obtaining regulatory clearance to commence a clinical trial;

•identifying, recruiting and training suitable clinical investigators;

•reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•obtaining sufficient quantities of investigational product (“IP”) for our product candidates for use in clinical trials;

•obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;

•identifying, recruiting and enrolling patients to participate in a clinical trial, including delays and/or interruptions resulting from geo-political actions, such as the war in Ukraine, disease or public health epidemics, such as the coronavirus, or natural disasters;

•retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, changing clinical protocols, fatigue with the clinical trial process, or personal issues;

•retaining patients who may not follow the clinical trial protocols due to factors including the coronavirus epidemic; and

•availability of funds.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with current cGCPs or other applicable foreign government guidelines governing the design, safety monitoring, quality assurance and ethical considerations associated with clinical studies. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs, which are the FDA’s regulations governing the design, monitoring and control of manufacturing processes and facilities. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

•deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•deficiencies in the clinical trial operations or trial sites;

•the product candidate may have unforeseen adverse side effects;

•deficiencies in the trial design necessary to demonstrate efficacy;

•fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•the product candidate may not appear to be more effective than current therapies; or

•the quality or stability of the product candidate may fall below acceptable standards.

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

Niclosamide and adrulipase could fail to receive regulatory approval for many reasons, including any one or more of the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•the FDA or comparable foreign regulatory authorities may fail to hold to previous agreements or commitments;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•the FDA or comparable foreign regulatory authorities may fail to approve our product candidates;

•invest significant additional cash in each of the above activities; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Additionally, if niclosamide and adrulipase receive marketing approval, and we or others later identify undesirable side effects caused by our products, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw approvals of such product;

•regulatory authorities may require additional warnings in the product’s labeling;

•we may be required to create a medication guide for distribution to patients that outlines the risks of such side effects;

•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product, if approved, and could significantly harm our business, results of operations and prospects.

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

We may never gain significant market acceptance for our product candidates and therefore may never generate substantial revenue or profits for us. We will need to establish a market for any of our product candidates that receive regulatory approval through physician education, sales and marketing efforts, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from our studies. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals could limit the adoption of niclosamide and adrulipase. Our ability to successfully market our product candidates that we may develop will depend on numerous factors, including:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•the efficacy and safety as demonstrated in clinical trials;

•the clinical indications for which the product is approved;

•the inability to demonstrate effectively that the clinical and other benefits of a product candidate outweigh any safety or other perceived risks;

•the inability to demonstrate effectively that the efficacy of a product candidate is superior to a competing treatment;

•conducting clinical utility studies of our product candidates to demonstrate economic usefulness to providers and payers;

•relative convenience and ease of administration;

•whether our current or future partners, support our offerings;

•the success of the sales force and marketing effort;

•unfavorable publicity relating to the product;

•whether healthcare providers believe our product candidates provide clinical utility relative to their cost; and

•whether private health insurers, government health programs and other third-party payers will cover our product candidates.

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

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our future products;

•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We are dependent on our management team and clinical development personnel and our success will depend on their continued service, as well as our ability to attract and retain highly qualified personnel. In particular, the continued employment of our senior management team, which now includes James Sapirstein, our President and Chief Executive Officer and Sarah Romano, our Chief Financial Officer, is critical to our success. The market for the services of qualified personnel in the biotechnology and pharmaceutical industries are highly competitive. The loss of service of any member of our senior management team or key personnel could prevent, impair or delay the implementation of our business plan, the successful conduct and completion of our planned clinical trials and the commercialization of any product candidates that we may successfully develop. We do not carry key man insurance for any member of our senior management team.

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

We are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:

•the U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons and entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•the U.S. federal false claims and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), which prohibits, among other things, executing a scheme to defraud healthcare programs;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes requirements relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, which is published in a searchable form on an annual basis; and

•state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

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

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•patent applications may not result in any patents being issued or any issued patents may not be of sufficient scope to cover our products;

•patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;

•our competitors, many of which have substantially greater resources than we or our partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products;

•there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns;

•countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products;

•others may allege ownership of our patents or patent applications or those of our licensors, and defense of such allegation or potential proceeding could be expensive, time consuming and unsuccessful; and

•we may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

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

Our success also depends upon our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. Because patent applications do not publish for 18 months from their priority date, can be filed with a non-publication request in the United States, and can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to:

•obtain licenses, which may not be available on commercially reasonable terms, if at all;

•abandon an infringing product candidate or redesign our products or processes to avoid infringement;

•pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•pay substantial royalties, fees and/or grant cross licenses to our technology; and/or

•defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our success depends on obtaining and maintaining proprietary rights to our product candidates for the treatment of age-related diseases, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain patent protection for our product candidates is uncertain due to a number of factors, including:

•we may not have been the first to make the inventions covered by pending patent applications or issued patent;

•we may not have been the first to file patent applications for our product candidates or the compositions we developed or for their uses;

•others may independently develop identical, similar or alternative products or compositions and uses thereof;

•our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•any or all of our pending patent applications may not result in issued patents;

•we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;

•any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;

•our compositions and methods may not be patentable;

•others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;

•others may identify prior art or other bases which could invalidate our patents.

Even if we have or obtain patents covering our product candidates or compositions, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering compositions or products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to chemical compounds and therapeutic products, and some of these relate to compounds we intend to commercialize. These could materially affect our ability to develop our product candidates or sell our products if approved. Because patent applications do not publish for 18 months from their priority date, can be filed with a non-publication request in the United States, and can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our product candidates or compositions may infringe. These patent applications may have priority over patent applications filed by us.

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

As we have previously reported, on November 26, 2021, we received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Common Stock on Nasdaq, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”).

On January 10, 2022, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule and on February 15, 2022, the Staff notified us that Nasdaq had granted us an extension through May 25, 2022, to regain compliance. On May 26, 2022, we received a letter from the Staff indicating that, based upon our continued non-compliance with the Minimum Stockholders’ Equity Rule, the Staff had determined to delist the Company’s securities from Nasdaq unless we timely requested a hearing before a Nasdaq Hearing Panel (the “Panel”).

Additionally, on May 16, 2022, we received notice from the Staff indicating that, based upon the closing bid price of the Common Stock for the prior 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We had 180 days from May 16, 2022, or through November 14, 2022, to regain compliance with the Bid Price Rule. After receiving stockholder approval at the annual meeting of stockholders, on August 26, 2022, we effected a one-for-thirty reverse stock split of the Common Stock (the “Prior Reverse Split”). By letter dated September 12, 2022, Nasdaq advised us that we had regained compliance with the Bid Price Rule.

We timely requested a hearing before the Panel. Following the hearing, on July 11, 2022 the Panel granted our request for continued listing of our common stock (the “Extension”). The Exception is subject to a number of significant conditions that must be satisfied on or before specific deadlines set forth in the Exception, including the completion of one or more significant equity financings on terms described in the Exception. The final term of the Exception expired on November 22, 2022. On December 20, 2022, we received a letter from the Panel confirming that we had regained compliance with the Minimum Stockholders’ Equity Rule.

On December 14, 2022, we received a deficiency notice from the Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the Bid Price Rule. After receiving stockholder approval at a special meeting of stockholders on January 13, 2023, we effected a 1:7 reverse stock split on January 18, 2023. On February 6, 2023, we received a letter from the Panel indicating that we have regained compliance with the Minimum Bid Price Rule and that the Panel’s oversight process of us is now closed.

Additionally, in 2020, the SEC approved a previously proposed Nasdaq rule change to expedite delisting of securities with a closing bid price at or below $0.10 for 10 consecutive trading days during any bid price compliance period and that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and Nasdaq will instead require the issuance of a Staff delisting determination. We could appeal the determination to a hearings panel, which could grant us a 180-day exception to remain listed if it believes we would be able to achieve and maintain compliance with the bid price requirement. Following the exception, the company would be subject to the procedures applicable to a company with recurring deficiencies (Nasdaq Rule 5815(d)(4)(B)).

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

The market price for our Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to factors including the following:

•sales or potential sales of substantial amounts of our Common Stock, including sales required for us to regain and maintain compliance with Nasdaq’s continued listing requirements;

•delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of these trials;

•announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;

•developments concerning our licensors or product manufacturers;

•litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•conditions in the pharmaceutical or biotechnology industries;

•governmental regulation and legislation;

•variations in our anticipated or actual operating results;

•change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; foreign currency values and fluctuations; and

•overall economic conditions.

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

Provisions of our Charter, our amended and restated by-laws and Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. These provisions include:

•the inability of stockholders to call special meetings;

•the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors;

•advance notice required for any nomination or other business to be properly brought before an annual meeting of stockholders which requires notice to be delivered to our secretary not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting, subject to certain exceptions;

•any vacancies on our board of directors that results from the death, disability, resignation, disqualification or removal of any director or from any other cause shall be filled solely by the affirmative vote of a majority of the total number of directors then in office, even if less than a quorum, or by a sole remaining director and shall not be filled by the stockholders; provided that a vacancy created by the removal of a director by the stockholders may be filled by the stockholders; and

•forum selection provisions that state that unless we consent in writing to the selection of an alternative forum, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (“DGCL”), the Charter or the by-laws as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

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

We currently have approximately 545.94 shares of Series B Preferred Stock outstanding with a stated value of $7,700 per share, which are currently convertible at the holder’s option at any time, together with any accrued but unpaid dividends thereon, into shares of Common Stock at a conversion price of $1,617.00, subject to certain adjustments.

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

Our Board also created the following series of preferred stock: (i) Series C Preferred Stock (“Series C Preferred Stock”), of which 75,000 shares are authorized for issuance, none of which are currently outstanding; (ii) Series D Preferred Stock (“Series D Preferred Stock”), of which 150 shares are authorized for issuance, none of which are currently outstanding; (iii) Series E Preferred Stock (“Series E Preferred Stock”), of which 150 shares are authorized for issuance, none of which are currently outstanding; and (iv) Series F Preferred Stock (“Series F Preferred Stock”), of which 7,000 shares are authorized for issuance, none of which are currently outstanding. Pursuant to the Series B Exchange Right, we may be required to issue shares of Series C Preferred Stock in certain circumstances.

Our obligations to the holders of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and any future holders of any additional series of preferred stock we may issue could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and hinder the accomplishment of our corporate goals.

In addition to the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock, our Board could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our Common Stock, including the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

As a result of the Series B Exchange Right in the Certificate of Designations, Powers, Preferences and Rights of the Series B Preferred Stock (the “Series B Certificate of Designations”), we may be required to issue additional securities to the investors who purchased shares of our Series B Preferred Stock and related warrants to purchase shares of our Common Stock in a private placement in July 2020.

On July 16, 2020, we consummated a private placement offering (the “Series B Private Placement”) in which we issued an aggregate of approximately 2,912.58 shares of Series B Preferred Stock, at a price of $7,700.00 per share, initially convertible into an aggregate of 13,869 shares of Common Stock at $1,617 per share, together with warrants to purchase an aggregate of 6,934 shares of Common Stock at an exercise price of $1,785.00 per share. The Series B Preferred Stock carries a cumulative dividend at a rate of 9.0% per annum, payable at our option either in cash or in kind in additional shares of Series B Preferred Stock.

As a result of previous conversions and exchanges, as of December 31, 2022, 550.17 shares of Series B Preferred Stock were outstanding, with an aggregate stated value of approximately $4.2 million, plus accrued and unpaid dividends through such date of approximately $761,000, and a conversion price of $1,617.00 per share.

Under the Series B Certificate of Designations, in the event we effect any issuance of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof (a “Subsequent Financing”), each holder of the Series B Preferred Stock has the right to exchange the stated value, plus accrued and unpaid dividends, of the Series B Preferred Stock for any securities issued in the Subsequent Financing, in lieu of any cash subscription payments therefor (the “Series B Exchange Right”). As a result of sales of additional shares of common stock made on November 30, 2021, at a price of $549.297 per share, pursuant to our At The Market Agreement dated May 26, 2021 (the “ATM Agreement”) (such price being the lowest price per share sold under the ATM Agreement to date), as of March 16, 2023, we may be required to issue in aggregate up to 9,146 shares of common stock, with no warrants, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into shares of common stock. In any event, we anticipate that we would convert any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right into underlying shares of common stock immediately upon issuance.

In February 2022, we entered into waiver agreements (the “February 2022 Waiver”) with certain holders of Series B Preferred Stock, pursuant to which we agreed to pay a cash waiver fee equal to ten percent of the stated value of the shares of Series B Preferred Stock held by such holder (other than holders who are company insiders who did not receive a cash waiver fee), and such holder agreed to irrevocably waive its Series B Exchange Right with respect to any Subsequent Financing that occurs from and after the date of the Waiver until December 31, 2022. Effective May 12, 2022, the holders of 81.3% of the outstanding shares of the Series B Preferred Stock permanently waived for themselves and all other holders of the Series B Preferred Stock the Series B Exchange Right with respect to any Subsequent Financing occurring on or after January 1, 2022 (the “Permanent Waiver”).

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Facilities

We lease the space for our principal executive offices at 777 Yamato Road, Suite 502, Boca Raton, FL 334315 and an administrative office at 760 Parkside Avenue, Downstate Biotechnology Incubator, Suite 217, Brooklyn, NY 11226 on a month-to-month basis. We believe that our facilities are adequate to meet our current needs.

ITEM 3.LEGAL PROCEEDINGS

On January 27, 2023, David Hoffman, a member of our board of directors, filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking advancement of his reasonable attorneys’ fees and expenses relating to certain aspects of his service of a director of the Company (the “Complaint”). The Complaint alleges that Mr. Hoffman is entitled to reimbursement of approximately $115,000 of expenses. We are currently pursuing settlement discussions with Mr. Hoffman and do not expect that the terms of any settlement will have a material adverse effect on our financial condition or results of operations.

On March 7, 2023, the Company filed a demand for arbitration with a CRO in connection with two clinical trial agreements. We believe we have fulfilled all payment obligations to the CRO. The amount of potential payments due, if any, are not able to be estimated at this time. There can be no assurance that we will be successful in arbitration or any potential subsequent legal proceedings with respect to this matter.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “FWBI”.

Holders of Record

At March 16, 2023, there were 1,549,581 shares of our Common Stock issued and outstanding and approximately 100 stockholders of record.

Dividends

We did not declare any dividends on our Common Stock for the years ended December 31, 2022 and 2021, respectively. Our board of directors does not intend to distribute dividends in the future. Instead, we plan to retain any earnings to finance the development of our product candidates and expansion of our business. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Unregistered Sales of Equity Securities

In October 2022, we issued an aggregate of 7,142 shares of Common Stock to a consultant with a grant date fair value of approximately $82,000 for investor relations services provided. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the year ended December 31, 2022, there were no other sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Report on Form 10-Q.

ITEM 6.RESERVED

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

Our adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in 2021, we announced positive topline results from our Phase 2 Combination trial in Europe. In November 2022 we filed a Phase 2b investigational new drug (“IND”) amendment for a bridging study using a new enteric microgranule formulation of adrulipase with the U.S. Food and Drug Administration (“FDA”). We initiated the Phase 2b monotherapy trial during the first quarter of 2023 and expect topline data in the third quarter of 2023.

Our niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications. In 2022 we advanced two separate Phase 2 clinical programs of our niclosamide formulations, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, and FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”).

We announced the completion of enrollment in the FW-COV trial in January 2022 and topline results in August 2022. In September 2022 we announced that we would no longer pursue the anti-viral COVID-GI clinical indication as a result of the mixed results from the FW-COVID-19 trial. Additionally, we are devoting fewer resources to the FW-UP/UPS niclosamide program due to inconclusive data from a small Phase 2 trial in Europe, the need for a new FDA-IND cleared protocol, and capital constraints.

We are further developing FW-ICI-AC for Immune Checkpoint Inhibitor-associated colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients, which received FDA IND clearance for a Phase 2a clinical trial in October 2021, and two pre-IND programs of our niclosamide therapies for additional IBD indications, including FW-UC for ulcerative colitis (“UC”) and FW-CD for Crohn’s disease (“CD”).

The FWB Action

As a result of the topline data from the Phase 2 RESERVOIR COVID-19 GI clinical trial and the ongoing volatility in the biotechnology sector, we initiated certain measures during the 2022 fiscal year to reduce our expenses and conserve capital. Included in these measures was a reduction in our headcount, as well as the closure of our California office at the end of May 2022 and our facility in Langlade, France. We also determined to suspend payments related to our acquisition of First Wave Bio, Inc. (“FWB”), in order to conserve capital. On May 19, 2022, Fortis Advisors LLC, the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB in connection with the Agreement and Plan of Merger dated as of September 13, 2021, by and among us, Alpha Merger Sub, Inc. and FWB (the “Merger Agreement”), filed a complaint in the Court of Chancery of the State of Delaware (the “FWB Action”), for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action sought specific performance of the Company’s obligations under the Merger Agreement and the settlement agreement by and between us and the Representative, dated November 15, 2021 (the “November 2021 Settlement Agreement”), including all payments currently owed and to be owed to the Representative, and damages at the maximum amount permitted by law.

On July 29, 2022, we reached an agreement with the Representative to settle the FWB Action and to restructure our obligations to the former FWB stockholders (the “July 2022 Term Sheet”). We agreed to pay the Representative: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 and our completion of one or more qualifying equity offerings (collectively, the “Payments”). As of December 31, 2022, we made these payments for a total of $4.5 million. The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The Representative is also entitled receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the July 2022 Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the July 2022 Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of adrulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the July 2022 Term Sheet, the Representative agreed to stay the FWB Action for a period of 90 days and to eliminate our obligation to pay a portion of any offering proceeds to the Representative. In addition, our obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the July 2022 Term Sheet. Effective upon the Second Payment, the Representative agreed to dismiss the FWB Action with prejudice and to extinguish the approximately $10.1 million of remaining fixed payment obligations that were owed to the former FWB shareholders.

On November 30, 2022, we entered into a formal settlement agreement with the Representative on substantially the same terms as the July 2022 Term Sheet. (the “November 2022 Settlement Agreement”).

In the event that we are not able to meet the obligations under the Merger Agreement or the November 2022 Settlement Agreement, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

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

We requested a hearing before the Panel. Following the hearing, on July 11, 2022, the Panel granted our request for continued listing of our common stock (the “Exception”). The Exception was subject to a number of significant conditions that must be satisfied on or before specific deadlines set forth in the Exception, including the completion of one or more additional equity financings. The final term of the Exception expired on November 22, 2022. On December 20, 2022, we received a letter from the Panel confirming that we had regained compliance with the Minimum Stockholders’ Equity Rule.

On December 14, 2022, we received a deficiency notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not in compliance with the Bid Price Rule. We effected a 1:7 reverse stock split on January 18, 2023. On February 6, 2023, we received a letter from the Panel indicating that we have regained compliance with the Minimum Bid Price Rule and that the Panel’s oversight process of us is now closed.

Series B Exchange Right Waivers

Between February 1, 2022 and February 7, 2022, we entered into waiver agreements (the “Temporary Waiver”) with certain holders of our Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), pursuant to which we agreed to pay a cash waiver fee equal to ten percent of the stated value of the shares of Series B Preferred Stock held by such holder (other than holders who are insiders who did not receive a cash waiver fee) and such holder agreed to irrevocably waive its Series B Exchange Right (as defined below) with respect to any Subsequent Financing (as defined below) that occurs from and after the date of the Temporary Waiver until December 31, 2022.

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

We entered into Temporary Waivers with holders of approximately $2.88 million of stated value of our Series B Preferred Stock, including with Company insiders holding approximately $474,000 of stated value of our Series B Preferred Stock for which we did not pay a waiver fee.

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

Pursuant to the terms of a Waiver Agreement entered into by us and the Consenting Holders (the “Waiver Agreement”), we have permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $52.50 per share or, in the case of Consenting Holders who are officers and directors of the Company, $69.17 (the “Exercise Price Reduction”). Only Consenting Holders are entitled to the Exercise Price Reduction. Series B Warrants to purchase an aggregate of approximately 1,178 shares of our common stock received the Exercise Price Reduction which was effective as of the Expiration Date.

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

Research and Development Expense

Conducting research and development is central to our business. Historically, the majority of our research and development expenses have been focused on the development of adrulipase and the acquisition and development of niclosamide. Research and development expenses consist primarily of internal and external costs incurred for our development activities, which include, among other things:

•personnel-related costs, which include salaries, benefits, and stock-based compensation expense;

•fees paid to third parties for services directly related to our drug development and regulatory efforts;

•Expenses incurred under agreements with clinical research organizations (“CROs”), investigative sites and consultants and contractors that conduct or provide other services relating to our clinical trials and research activities;

•the cost of acquiring drug product, drug supply and clinical trial materials from contract development and manufacturing organization (“CDMOs”) and third-party contractors;

•costs associated with preclinical and non-clinical activities;

•payments and other costs in connection with the acquisition our product candidates under licensing agreements; and

•amortization of intangible assets, including patents, in-process research and development and license agreements.

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

As of December 31, 2022, we had cash and cash equivalents of approximately $1.4 million, working capital of approximately $0.8 million, and had sustained cumulative losses attributable to common stockholders of approximately $168.5 million. Subsequent to December 31, 2022, we have raised aggregate gross proceeds of approximately $4.0 million from the March 2023 Private Placement. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of December 31, 2022, our calculated public float is below $75.0 million and we will be subject to baby shelf rules for any offerings conducted on our shelf registration statement. As such, we will be restricted from selling more than an aggregate of one-third of our public float pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

On July 29, 2022, we entered into the July 2022 Term Sheet with the Representative of the former FWB stockholders and a formal settlement agreement with the Representative on substantially the same terms as the July 2022 Term Sheet on November 30, 2022. Pursuant to the November 2022 Settlement Agreement, as of December 31, 2022, we paid the Representative $4.5 million in cash and the approximately $10.1 million of remaining fixed payment obligations then owed to the former FWB stockholders was extinguished.

The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by us in the event of a license or sale of adrulipase, subject to a cap. The Representative also is entitled receive a percentage of the consideration received by us in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by us in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the November 2022 Settlement Agreement), the Representative is entitled to receive a pro rata share of the total consideration received by us or our stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the November 2022 Settlement Agreement. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of adrulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the event that we are not able to meet our obligations under the Merger Agreement or the November 2022 Settlement Agreement, we may have to further curtail our operations or take other actions to preserve our capital, including the filing of a petition for protection under applicable bankruptcy law.

Consolidated Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated results of operations for the periods indicated:

	Years Ended December 31,		Increase
	2022	2021	(decrease)
Operating expenses:
Research and development expenses	$8,776,302	$16,994,828	$(8,218,526)
Research and development (recovery) expenses - intellectual property acquired	(8,085,045)	21,325,527	(29,410,572)
General and administrative expenses	11,986,809	18,384,545	(6,397,736)
Intangible asset impairment	—	2,351,988	(2,351,988)
Total operating expenses	12,678,066	59,056,888	(46,378,822)
Other expenses (income)	240,205	(519,039)	759,244
Loss on dissolution of foreign subsidiary	1,711,371	—	1,711,371
Net loss	$14,629,642	$58,537,849	$(43,908,207)

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidates, including niclosamide and adrulipase. As a result, we did not have any revenue during the years ended December 31, 2022 and 2021, respectively.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2022 totaled approximately $0.7 million, a decrease of approximately $37.6 million, or 186%, over the approximately $38.3 million recorded for the year ended December 31, 2021. Excluding research and development expenses for intellectual property acquired in connection with the acquisition of FWB, research and development expenses for the year ended December 31, 2022 totaled approximately $8.8 million, a decrease of approximately $8.2 million, or 48% over the approximately $17.0 million recorded for the year ended December 31, 2021.

The decrease of approximately $8.2 million in research and development expenses, excluding expenses related to the acquired intellectual property, was primarily attributable to decreases of approximately $3.0 million in milestone payments to FWB related to the development of niclosamide, approximately $2.9 million in clinical trial related expenses in connection with the FW-COV and FW-UP niclosamide studies and completion of the OPTION 2 and Combination studies for adrulipase, approximately $1.0 million in personnel related costs, approximately $0.528 million in amortization expense, and approximately $0.467 million in CMC related costs.

The decrease of approximately $29.4 million in research and development expenses for acquired intellectual property was primarily attributable to $8.1 million of recovery recorded in 2022 related to the acquisition of our niclosamide drug candidates through the Term Sheet entered into on July 29, 2022, as compared to $21.3 million recorded in 2021 from the Merger agreement entered into on September 13, 2021.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2022 totaled approximately $12.0 million, a decrease of approximately $6.4 million, or 35%, over the approximately $18.4 million recorded for the year ended December 31, 2021.

The decrease in total general and administrative expenses was due primarily to decreases in costs associated with being a publicly reporting company, including investor relations and corporate communications of approximately $2.6 million, personnel related costs of approximately $1.4 million, business development and advisory fees of approximately $1.1 million, and legal and professional fees of approximately $1.1 million.

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

Other Expense (Income)

Other expenses (income) for the year ended December 31, 2022 totaled approximately $2.0 million, an increase of approximately $2.5 million over the approximately $(0.5) million recorded for the year ended December 31, 2021. During the year ended December 31, 2022, we recorded a loss of approximately $1.7 million due the dissolution of our foreign subsidiary, as well as an expense of approximately $0.2 million for Waiver fees paid. During the year ended December 31, 2021, we recorded income of approximately $(0.5) million related to the extinguishment of a $3.0 million liability in connection with FWB License Agreement pursuant to the issuance of Series C Preferred Stock with a fair value of approximately $2.5 million.

Net Loss

As a result of the factors above, our net loss for the year ended December 31, 2022 totaled approximately $14.6 million, a decrease of approximately $43.9 million, or 75%, over the net loss of approximately $58.5 million recorded for the year ended December 31, 2021.

Cash Flows for the Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(22,344,079)	$(32,288,218)
Investing activities	—	(10,319,488)
Financing activities	15,739,531	44,763,493
Net (decrease) increase in cash and cash equivalents	$(6,604,548)	$2,155,787

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 of approximately $22.3 million was primarily attributable to our net loss of approximately $14.6 million, a decrease in the payable related to the FWB acquisition of approximately $8.1 million, and decreases in accounts payable and accrued expenses of approximately $2.1 million. These were partially offset by addbacks for non-cash expenses of approximately $2.8 million mainly related to the dissolution of our foreign subsidiary of approximately $1.7 million, stock-based compensation expense of approximately $0.8 million and Common Stock granted to consultants of approximately $0.2 million.

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

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was approximately $10.3 million consisting of approximately $10.3 million in payments made related to the FWB license agreement, as well as the purchase of office furniture and equipment.

Financing Activities

Net cash provided by financing activities of approximately $15.7 million for the year ended December 31, 2022 was primarily due to the issuance of common stock under our ATM Agreement for net proceeds of approximately $7.7 million and the issuance of Common Stock, pre-funded warrants and warrants for net proceeds of approximately $15.4 million, partially offset by approximately $6.9 million in cash payments related to the FWB Acquisition under the November 2022 Settlement Agreement.

Net cash provided by financing activities of approximately $44.8 million for the year ended December 31, 2021 was primarily due to: (i) the issuance of common stock under our ATM Agreement for net proceeds of approximately $18.5 million; (ii) the issuance of Series C Preferred Stock and warrants for net proceeds of approximately $7.1 million; (iii) the issuance of Common Stock, pre-funded warrants and warrants in a registered direct offering for net proceeds of approximately $9.1 million; (iv) the issuance of Common Stock in an underwritten offering in July 2021 for net proceeds of approximately $5.1 million; and (v) cash proceeds from warrant exercises of approximately $4.9 million.

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

Intangible Assets

We did not have any definite-lived intangible assets at December 31, 2022 and 2021. In testing for impairment of our definite-lived intangible assets during the year ended December 31, 2021, we determined that the carrying value of our patents exceeded their fair value. Based on this analysis, we recognized an impairment charge of approximately $2.4 million on our patents acquired in the Mayoly APA in the year ended December 31, 2021.

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

The carrying value of goodwill was approximately $1.7 million and $1.9 million, at December 31, 2022 and 2021, respectively. Historically, goodwill was denominated in a foreign currency and translated to U.S. dollars at period end exchange rates. Effective with the dissolution of AzurRx SAS in October 2022, goodwill is carried on the U.S. books denominated in U.S. dollars. During the year ended December 31, 2022, we recognized a loss of approximately $1.7 million related to foreign translation adjustments associated with the dissolution. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS

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

As of December 31, 2022, our senior management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our senior management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based upon those criteria.

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

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following section sets forth certain information regarding our directors. There are no family relationships between any of the directors and our Named Executive Officers.

Director, Title	Age
James Sapirstein – President, Chief Executive Officer, Chairman and Non-Independent Director	61
Edward J. Borkowski – Lead Independent Director	63
Charles J. Casamento – Independent Director	77
Alastair Riddell, MSc., MBChB., DSc. – Independent Director	73
David Hoffman – Independent Director	62
Terry Coelho – Independent Director	61

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

Charles J. Casamento was appointed to the Board in March 2017. Since 2007, Mr. Casamento has been executive director and principal of The Sage Group, a health care advisory group. Prior to that, Mr. Casamento was president and Chief Executive Officer of Osteologix, a startup company which he oversaw going public, from October 2004 until April 2007. Mr. Casamento was the founder of Questcor Pharmaceuticals where he was President, Chief Executive Officer and Chair from 1999 through 2004. During his time at Questcor, the company acquired Acthar, a product with sales that would eventually exceed $1.0 billion. Mr. Casamento also served as President, Chief Executive Officer and Chair of RiboGene Inc. until 1999 when RiboGene was merged another company to form Questcor. He was also the Co-Founder, President and Chief Executive Officer of Indevus (formerly Interneuron Pharmaceuticals) and has held senior management positions at Genzyme Corporation, where he was Senior Vice President, American Hospital Supply, where he was Vice President of Business Development for the Critical Care division, Johnson & Johnson, Hoffmann-LaRoche and Sandoz. He currently serves as Chairman of the Board of Directors of Relmada Therapeutics (OTCQB: RLMD), serves on the Board of Directors of Eton Pharmaceuticals (Nasdaq: ETON), and serves on the Board of Directors of PaxMedica, Inc. (Nasdaq: PXMD), and was previously a Director and Vice Chair of the Catholic Medical Missions Board, a large not for profit international organization. Mr. Casamento holds a bachelor’s degree in Pharmacy from Fordham University and an MBA from Iona College.

Mr. Casamento’s expertise and knowledge of the financial community combined with his experience in the healthcare sector makes him a valued member of the Board.

Dr. Alastair Riddell was appointed to the Board in September 2015. From June 2016 to February 2023, Dr. Riddell served as Chair and Director of Nemesis Biosciences Ltd and previously Chair of Feedback plc (LON: FDBK). He has also served as Chair of the South West Academic Health Science network in the UK since January 2016. Since his appointment in December 2015, Dr. Riddell has served as Non-Executive Director of Cristal Therapeutics in The Netherlands. From September 2012 to February 2016, he served as Chair of Definigen Ltd., and from November 2013 to September 2015 as Chair of Silence Therapeutics Ltd., and from October 2009 to November 2012 as Chair of Procure Therapeutics. Between 2007 to 2009, Dr. Riddell served as the Chief Executive Officer of Stem Cell Sciences plc. and between 2005 to 2007, served at Paradigm Therapeutics Ltd. as the Chief Executive Officer. Between 1998 to 2005, Dr. Riddell also served as the Chief Executive Officer of Pharmagene plc. Dr. Riddell began his career as a doctor in general practice in a variety of hospital specialties and holds a Master of Science and a Bachelor of Medicine and Surgery degrees. He was awarded a Doctorate of Science, Honoris Causa by Aston University in 2016.

Dr. Riddell’s medical background coupled with his expertise in the life sciences industry, directing all phases of clinical trials, before moving to sales, marketing and general management, makes him a well-qualified member of the Board.

David Hoffman was appointed to the Board on April 27, 2022. Mr. Hoffman has served as Managing Partner of Miliardi Capital LLC, a venture capital firm specializing in consulting and principle investing in financial and insurance entities, since March 2021. Prior to his current role, Mr. Hoffman served as Senior Vice President for ED&F Man Capital Markets, Inc. (“ED&F”), a global broker dealer and current consulting client of Miliardi Capital LLC, from March 2019 through December 2021. In his role as Senior Vice President at ED&F, Mr. Hoffman ran a software startup called OptionsLive, which provided traders around the world with trading and analytical software to trade options. Mr. Hoffman remains the founder and Head of Sales for OptionsLive. Previous to his role at ED&F, Mr. Hoffman served as Managing Director and Head of Proprietary Trading for Nomura Securities Co., Ltd. (“Nomura”) in New York from October 2015 through January 2019. In his role at Nomura Securities, Mr. Hoffman supervised a team of professionals who traded Nomura’s capital in foreign exchange and fixed income markets. Mr. Hoffman also served in various roles at First Wave Bio, Inc., which was acquired by First Wave BioPharma, Inc. in September 2021, including as President and Treasurer from December 2015 through September 2021, as a member of the board of directors from December 2015 through September 2021, and as chair of the board of directors from December 2015 through September 2018. Mr. Hoffman received a bachelor’s degree in Economics from Rutgers College and earned an MBA in Finance from Columbia University.

Mr. Hoffman was designated for appointment as a director by the former stockholders of First Wave Bio, Inc. pursuant to the Agreement and Plan and Merger, dated as of September 13, 2021, by and among the Company, Alpha Merger Sub, Inc. and First Wave Bio, Inc., and his extensive financial and investing background and management experience makes him a qualified member of the Board.

On January 27, 2023, Mr. Hoffman filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking advancement of his reasonable attorneys’ fees and expenses relating to certain aspects of his service of a director of the Company (the “Complaint”). The Complaint alleges that Mr. Hoffman is entitled to reimbursement of approximately $115,000 of expenses. We are currently pursuing settlement discussions with Mr. Hoffman and do not expect that the terms of any settlement will have a material adverse effect on our financial condition or results of operations.

Terry Coelho was appointed to the Board on August 11, 2021. Ms. Coelho served as the Executive Vice President, Chief Financial Officer & Chief Business Development Officer of CinCor Pharma, Inc. (NASDAQ: CINC), a clinical stage cardiorenal therapeutics company from November 2021 to November 2022. Prior to this, Ms. Coelho served as Executive Vice President and Chief Financial Officer at BioDelivery Sciences International, Inc. (NASDAQ: BDSI), a commercial-stage specialty pharmaceutical company, since January 2019. Prior to her tenure at BDSI, Ms. Coelho served as Chief Financial Officer and Treasurer at Balchem Corporation (NASDAQ: BCPC) from October 2017 to October 2018. Previous to her role at Balchem she served as Chief Operating Officer for Diversey, Inc., a multi-billion-dollar global private equity carve-out from Sealed Air Corporation. She additionally held senior finance positions at Diversey Care, including that of Division Chief Financial Officer and VP of Global Commercial Excellence, from October 2014 through August 2017. Ms. Coelho has also served in senior finance and operational leadership roles of increasing responsibility with leading global organizations, including Mars, Incorporated, and Novartis Pharmaceuticals from 2007 to 2014, including serving as Global Head of Oncology Development Finance. Ms. Coelho will be a member of the board of directors of HOOKIPA Pharma Inc. (NASDAQ: HOOK) effective April 3, 2023, and will be serving on the board’s audit and compensation committees. Ms. Coelho earned an MBA in Finance from IBMEC in Brazil and a Bachelor of Arts degree in both Economics and International Relations, summa cum laude, from The American University School of International Service in Washington, DC. She has led Women’s Networking ERGs and is a founding Steering Committee Member of the CFO Leadership Council – Charlotte, North Carolina, chapter.

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

Executive Officer	Age	Title
James Sapirstein	61	President, Chief Executive Officer, Chairman and Non-Independent Director
Sarah Romano	43	Chief Financial Officer

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2022 and that such filings were timely.

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

Audit Committee

The duties and responsibilities of the Audit Committee include but are not limited to:

•appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

•discussing with our independent registered public accounting firm the independence of its members from its management;

•reviewing with our independent registered public accounting firm the scope and results of their audit;

•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that are filed with the SEC;

•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

•coordinating oversight of the Code and our disclosure controls and procedures on behalf of the Board;

•establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

•reviewing and approving related-person transactions.

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

Compensation Committee

The duties and responsibilities of the Compensation Committee include but are not limited to:

•reviewing key employee compensation goals, policies, plans and programs;

•reviewing and approving the compensation of our directors and executive officers;

•reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

•appointing and overseeing any compensation consultants or advisors to the Company.

The rules of Nasdaq require our Compensation Committee to consist entirely of independent directors. The Board has affirmatively determined that Ms. Coelho and Messer. Riddell meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules.

Corporate Governance and Nominating Committee

The duties and responsibilities of the Corporate Governance and Nominating Committee include but are not limited to:

•assisting the Board in identifying qualified individuals to become members of the Board;

•determining the composition of the Board and monitoring the activities of the Board to assess overall effectiveness; and

•developing and recommending to our Board corporate governance guidelines applicable to the Company and advising our Board on corporate governance matters.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

The table set forth below reflects certain information regarding the compensation paid or accrued during the years ended December 31, 2022 and 2021 to our Chief Executive Officer and our executive officers, other than our Chief Executive Officer, who were serving as an executive officer as of December 31, 2022, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Executive Compensation

					Equity		All Other
Named Executive Officers	Year	Salary	Bonus		Awards		Compensation	Total
James Sapirstein	2022	$480,000	$—	(3)	$165,720	(5)	$—	$645,720
President and Chief Executive Officer	2021	$480,000	$186,000	(4)	$628,380	(6)	$—	$1,294,380
Sarah Romano	2022	$304,166	$—	(3)	$135,503	(5)	$—	$439,670
Chief Financial Officer	2021	$—	$—	(4)	$—	(6)	$—	$—
James Pennington (1)	2022	$204,599	$—	(3)	$8,286	(5)	$—	$212,885
Chief Medical Officer	2021	$370,000	$49,406	(4)	$63,181	(6)	$—	$482,587
Daniel Schneiderman (2)	2022	$47,500	$—	(3)	$11,037	(5)	$—	$58,537
Chief Financial Officer	2021	$285,000	$48,592	(4)	$199,348	(6)	$—	$532,940
(1)	Mr. Pennington’s employment with us as Chief Medical Officer terminated effective May 14, 2022 due to his resignation.
(2)	Mr. Schneiderman’s employment with us as Chief Financial Officer terminated effective February 28, 2022 due to his resignation.
(3)	Represents accrued and unpaid bonuses during 2022, as of December 31, 2022.
(4)	Represents accrued and unpaid bonuses during 2021, as of December 31, 2021.
(5)

Represents the grant date fair value of stock options issued during the year ended December 31, 2022, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 11 of the notes to the consolidated financial statements contained in this Annual Report.

(6)

Represents the grant date fair value of restricted stock and stock options issued during the year ended December 31, 2021, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 11 of the notes to the consolidated financial statements contained in the Company’s Annual Report, filed with the SEC on March 31, 2022.

Employment Arrangements and Potential Payments upon Termination or Change of Control

Current Named Executive Officers

Sapirstein Employment Agreement. Effective October 8, 2019, we entered into an employment agreement with Mr. Sapirstein to serve as our President and Chief Executive Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Sapirstein originally provided for a base salary of $450,000 per year, which was subsequently increased to $480,000 per year during the year ended December 31, 2020. In addition to the base salary, Mr. Sapirstein is eligible to receive (i) a bonus of up to 40% of his base salary on an annual basis, based on certain milestones that are yet to be determined; (ii) 1% of net fees received by us upon entering into license agreements with any third-party with respect to any product currently in development or upon the sale of all or substantially all of our assets; (iii) a grant of 666 restricted shares of our Common Stock which are subject to vesting as follows (a) 333 upon the first commercial sale of adrulipase in the U.S., and (b) 333 upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days; (iv) a grant of 1,000 10-year stock options to purchase shares of our Common Stock which are subject to vesting as follows (a) 167 upon us initiating our next Phase 2 clinical trial in the U.S. for adrulipase, (b) 167 upon us completing our next or subsequent Phase 2 clinical trial in the U.S. for adrulipase, (c) 333 upon us initiating a Phase 2 clinical trial in the U.S. for adrulipase, and (d) 333 upon us initiating a Phase 1 clinical trial in the U.S. for any product other than adrulipase. Mr. Sapirstein is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his services to us.

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

Romano Employment Agreement. Effective March 1, 2022, we entered into an employment agreement with Ms. Romano to serve as our Chief Financial Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Ms. Romano provides for a base salary of $365,000 per year. In addition to the base salary, Ms. Romano is eligible to receive an annual milestone cash bonus based on certain milestones that will be established by our Board or the Compensation Committee. On March 1, 2022, Ms. Romano was granted stock options to purchase 5,000 shares of Common Stock on March 1, 2022, with an exercise price of $35.40 per share, which shall vest in over a term of three years pursuant to her employment agreement. Ms. Romano is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with her service to us. We may terminate Ms. Romano’s employment agreement at any time, with or without Cause, as such term is defined in her employment agreement.

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

Former Named Executive Officers

Schneiderman Employment Agreement. On January 2, 2020, we entered into an employment agreement with Mr. Schneiderman to serve as our Chief Financial Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Schneiderman provided for a base salary of $285,000 per year. In addition to the base salary, Mr. Schneiderman was eligible to receive (a) an annual milestone cash bonus based on certain milestones that will be established by our Board or the Compensation Committee, (b) grants of stock options to purchase such number of shares equal to one and a quarter percent (1.25%) of the issued and outstanding Common Stock on January 2, 2020, or 33,500 shares of Common Stock with an exercise price of $10.30 per share, which shall vest in over a term of three years. Mr. Schneiderman was entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his service to us. Mr. Schneiderman’s employment agreement was terminable by us at any time, with or without Cause, as such term is defined in his employment agreement. Effective July 16, 2020, our Board approved an amended and restated option grant to Mr. Schneiderman, amending and restating the grant previously made on January 2, 2020, to reduce the amount of shares issuable upon exercise of such option to be the maximum number of shares Mr. Schneiderman was eligible to receive under the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) on the original grant date (or 30,000 shares), due to the 2014 Plan provisions relating to Section 162(m) limitations. On June 30, 2021, our Board rescinded and cancelled the option grant previously made to Mr. Schneiderman on July 16, 2020 covering an aggregate of 28,500 shares under the 2014 Plan and granted new stock options covering an aggregate of 28,600 shares under our Amended and Restated 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) on substantially similar terms to the rescinded stock options.

In the event that Mr. Schneiderman’s employment was terminated by us for Cause, as defined in Mr. Schneiderman’s employment agreement, or by Mr. Schneiderman voluntarily, then he would not have been entitled to receive any payments beyond amounts already earned, and any unvested equity awards will terminate. If we terminated his employment agreement without Cause, not in connection with a Change of Control, as such term is defined in Mr. Schneiderman’s employment agreement, he would have been entitled to (i) all salary owed through the date of termination; (ii) any unpaid annual milestone bonus; (iii) severance in the form of continuation of his salary for the greater of a period of six months following the termination date or the remaining term of the employment agreement; (iv) payment of premiums to cover COBRA for a period of six months following the termination date; (v) a prorated annual bonus equal to the target annual milestone bonus, if any, for the year of termination multiplied by the formula set forth in the agreement. If we terminated Mr. Schneiderman’s employment agreement without Cause, in connection with a Change of Control, he would have been entitled to the above and immediate accelerated vesting of any unvested options or other unvested awards.

Mr. Schneiderman resigned from his position as our Chief Financial Officer effective February 28, 2022. Pursuant to the settlement agreement and release by and between the Company and Mr. Schneiderman, Mr. Schneiderman received: (i) all salary owed through February 28, 2022; (ii) his annual milestone bonus earned for the year ended December 31, 2021; (iii) a lump sum severance payment in an amount equal to six months of his base salary; (iv) payment of premiums to cover COBRA for a period of six months following February 28, 2022; (v) vesting of all unvested equity awards and extension of the period of time that Mr. Schneiderman may exercise any vested equity awards until the termination of such awards.

Pennington Employment Agreement. On May 28, 2018, we entered into an employment agreement with Mr. Pennington to serve as our Chief Medical Officer. The employment agreement with Dr. Pennington provided for a base annual salary of $250,000 which was subsequently increased to $425,000 per year during the year ended December 31, 2021. In addition to his salary, Dr. Pennington was eligible to receive an annual milestone bonus, awarded at the sole discretion of the Board based on his attainment of certain financial, clinical development, and/or business milestones established annually by the Board or Compensation Committee. The employment agreement was terminable by either party at any time. In the event of termination by us other than for cause, Dr. Pennington would have been entitled to three months’ severance payable over such period. In the event of termination by us other than for cause in connection with a Change of Control, Dr. Pennington would have received six months’ severance payable over such period.

Dr. Pennington retired from his position as our Chief Medical Officer on May 14, 2022 and transitioned to a consulting role.

Outstanding Equity Incentive Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2022:

								Market		Market
								value	Number	or payout
							Number	of	of	value of
							of	shares	unearned	unearned
							Shares	or units	shares,	shares,
		Number of					or units	of stock	units or	units or
		Securities	Number of				of stock	that	other	other
		underlying	underlying				that	have	rights	rights
		unexercised	unexercised		Option	Option	have not	not	that have	that have
		options (#)	unearned		exercise	expiration	vested	vested	not vested	not
Name	Grant Date	exercisable	options (#)		price ($)	date	(#)	($)	(#)	vested ($)
Named Executive Officers
James Sapirstein	10/08/2019	95	47	(1)	$1,176.00	10/07/2029	—	$—	—	$—
	10/08/2019	—	—		—	10/07/2029	—	$—	95 (2)	$112,000
	07/16/2020	143	—		$1,785.00	07/15/2030	—	$—	—	$
	06/30/2021	254	173	(3)	$1,785.00	07/15/2030	—	$—	—	$—
	01/03/2022	238	475	(4)	$304.50	01/02/2032	—	$—	—	$—

Sarah Romano	03/01/2022	—	714	(5)	$247.80	02/28/2032
Former Named Executive Officers
James Pennington	06/28/2018	—	—		$212.80	06/27/2023	—	$—	—	$—
	06/13/2019	—	—		$122.50	06/12/2024	—	$—	—	$—
	07/16/2020	—	—		$59.50	07/15/2030	—	$—	—	$—
	07/09/2021	—	—		$52.50	07/08/2030	—	$—	—	$—
	01/03/2022	—	—		$304.50	01/02/2032	—	$—	—	$

Daniel Schneiderman	01/02/2020	159	—	(6)	$2,163.00	01/01/2030	—	$—	—	$—
	06/30/2021	119	—	(7)	$1,785.00	07/15/2030	—	$—	—	$—
	06/30/2021	16	—	(7)	$1,785.00	07/15/2030	—	$—	—	$—
	01/03/2022	47	—	(8)	$304.50	01/02/2032	—	$—	—	$—
(1)

Represents stock options issued to Mr. Sapirstein on October 8, 2019 under the terms of his employment agreement, which options will vest as follows: (i) as to 47 shares upon our initiating a Phase 3 clinical trial in the U.S. for adrulipase.

(2)

Represents the restricted stock unit (“RSU”) award issued to Mr. Sapirstein on October 8, 2019 under the terms of his employment agreement, which RSU will vest as follows: (i) as to 48 shares upon the first commercial sale in the U.S. of adrulipase, and (ii) as to 47 shares upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days.

(3)

On June 30, 2021, the Board rescinded and cancelled certain stock option awards previously made under the 2014 Plan (the “Prior Sapirstein Awards”) to Mr. Sapirstein and issued new stock options awards (the “New Sapirstein Awards”) under the 2020 Plan in an equivalent amount and with equivalent exercise price, vesting and expiration terms to the Prior Sapirstein Awards. The terms of the New Sapirstein Awards covering 427 shares of the Common Stock at an exercise price of $1,785.00 per share comprised of (i) stock options to purchase 142 shares of Common Stock that vest over a term of 18 months in 18 equal monthly installments starting on February 16, 2022, (ii) stock options to purchase 95 shares of Common Stock that vested immediately upon the grant of such stock options, and (iii) stock options to purchase 190 shares of Common Stock subject to milestone-based vesting based upon the achievement of certain strategic milestones specified by the Board.

(4)

Represents stock options issued to Mr. Sapirstein on January 3, 2022, which options will vest over a term of three years, in 36 equal monthly installments on each monthly anniversary of January 3, 2022.

(5)	Represents stock options issued to Ms. Romano on March 1, 2022, which options will vest over a term of three years, in three equal annual installments on each yearly anniversary of March 1, 2022.
(6)

During the year ended December 31, 2020, the Board approved an amended and restated option grant to Mr. Schneiderman, amending and restating a grant previously made on January 2, 2020, to reduce the amount of shares issuable upon exercise of such option to be the maximum number of shares Mr. Schneiderman was eligible to receive under the 2014 Plan on the original grant date, or 143 shares (on a post-split basis), due to the 2014 Plan provisions relating to the Section 162(m) limitations. The Board also approved the issuance of a replacement option covering the balance of shares intended to be issued at that time, or 16 shares. The original stock option has an exercise price of $2,163.00, the closing sale price of Common Stock on January 2, 2020, which was the date of its original grant, and the replacement stock option has an exercise price of $1,785.00, the closing sale price of the Common Stock on its date of grant. Both the original stock option and the replacement stock option vest over a term of three years, in 36 equal monthly installments on each monthly anniversary of January 2, 2020.

(7)

On June 30, 2021, the Board rescinded and cancelled certain stock option awards previously made under the 2014 Plan (the “Prior Schneiderman Awards”) to Mr. Schneiderman and issued new stock options awards (the “New Schneiderman Awards”) under the 2020 Plan in an equivalent amount and with equivalent exercise price, vesting and expiration terms to the Prior Schneiderman Awards. The terms of the New Schneiderman Awards covering 135 shares of the Common Stock at an exercise price of $1,785.00 per share comprised of (i) stock options to purchase 119 shares of Common Stock, of which options to purchase 38 shares of Common Stock vested immediately upon the grant of such options and the remaining options to purchase 81 shares of Common Stock will vest over a term of 2 years and 1 month in 25 equal monthly installments, and (ii) options to purchase 16 shares of Common Stock, of which options to purchase 8 shares of Common Stock vested immediately upon the grant of such options and the remaining options to purchase 8 shares of Common Stock vest over a term of 19 months in 19 equal monthly installments.

(8)

Represents stock options issued to Mr. Schneiderman on January 3, 2022, which options will vest over a term of three years, in 36 equal monthly installments on each monthly anniversary of January 3, 2022.

Non-Executive Director Compensation

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

Effective October 1, 2022, following an independent review of external benchmarks, our Board adopted an updated Non-Executive Director Compensation Policy under which each of our non-executive directors is entitled to receive the following cash compensation for their service on the Board (paid quarterly): (i) an annual retainer of $60,000, (ii) the lead independent director an annual retainer of $20,000, (iii) the chair of the Audit Committee is entitled to receive an additional annual retainer in the amount of $15,000, (iv) each non-chairperson member of the Audit Committee is entitled to receive an additional annual retainer in the amount of $7,500, (v) the chair of the Compensation Committee is entitled to receive an additional annual retainer in the amount of $12,500, (vi) each non-chairperson member of the Compensation Committee is entitled to receive an additional annual retainer in the amount of $6,000, (vii) the chair of the Corporate Governance and Nominating Committee is entitled to receive an additional annual retainer in the amount of $10,000, and (viii) each non-chairperson member of the Corporate Governance and Nominating Committee is entitled to receive an additional annual retainer in the amount of $5,000. Additionally, under this policy, each of our non-executive directors is entitled to receive an annual grant, effective on the date of the Company’s annual meeting of stockholders, of restricted stock unit awards for their service on the Board equivalent to $75,000, which vests in equal quarterly installments.

Our Board will review the Non-Executive Director Compensation Policy on an annual basis prior to September 1 of each year.

The following table provides information regarding compensation paid to non-employee directors for the year ended December 31, 2022. Mr. Sapirstein did not receive compensation for his service on the Board as employee director for the year ended December 31, 2022. Information regarding executive compensation paid to Mr. Sapirstein during 2022 is reflected in the Summary Compensation table under “Executive Compensation.”

	Fees Earned or		Option	All Other
Non-Executive Directors	Paid in Cash(3)	Stock Award	Award (4)	Compensation	Total
Edward J. Borkowski	$75,625	$—	$38,049	$—	$113,674
Charles J. Casamento	$65,625	$—	$38,049	$—	$103,674
Alastair Riddell	$70,000	$—	$38,049	$—	$108,049
David Hoffman (1)	$40,000	$—	$—	$—	$40,000
Terry Coelho	$81,250	$—	$38,049	$—	$119,299
Gregory Oakes (2)	$37,500	$—	$—	$—	$37,500
(1)	Mr. Hoffman was appointed to the board effective April 27, 2022.
(2)	Mr. Oakes resigned from the board effective June 16, 2022.
(3)	Represents amounts of accrued and unpaid cash compensation for board services through December 31, 2022.
(4)

Represents the aggregate grant date fair value of 164 stock options issued to each of Messrs. Borkowski, Casamento, Riddell, and Coelho on January 3, 2022, our non-employee directors, calculated in accordance with ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Number of
securities
remaining
available
for
	Number of		future
	securities	Weighted-	issuance
	to be issued	average	under
	upon	exercise	equity
	exercise of	price of	compensation
	outstanding	outstanding	plans
	options,	options,	reflected in
	warrants	warrants	column
Plan category	and rights	and rights	(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	3,936	957.93	6,827
Equity compensation plans not approved by security holders	—	—	—
Total	3,936	957.93	6,827
(1)	Excludes 283 shares of Common Stock reserved under the 2014 Plan as of December 31, 2022, subject to the issuance of restricted stock and RSUs.
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

Administration. The 2020 Plan is administered by the Compensation Committee of the Board, which consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee may grant stock options, stock appreciation rights (“SARs”), performance stock awards, performance unit awards, dividend equivalent right awards, restricted stock awards, restricted stock unit awards, unrestricted stock awards, incentive bonus awards and other cash-based awards and other stock-based awards to our non-employee directors, officers, employees and nonemployee consultants or our affiliates. Among other things, the Compensation Committee has complete discretion, subject to the express limits of the 2020 Plan, to determine the directors, employees and individual consultants to be granted an award, the type of award to be granted, the terms and conditions of the award, the form of payment to be made and/or the number of shares of Common Stock subject to each award, the exercise price of each option and base price of each SAR, the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the Common Stock underlying the award, and the required withholding, if any. Except as prohibited by applicable law or stock exchange rules, the Compensation Committee may delegate administrative functions under the 2020 Plan and may authorize a Reporting Person (as defined in the Exchange Act) to make certain awards under the 2020 Plan. Subject to the terms of the Plan, the Compensation Committee shall have the authority to amend the terms of an award in any manner that is not inconsistent with the Plan (including to extend the post-termination exercisability period of options and SARs), provided that no such action (except an action relating to a change of control) shall materially and adversely impair the rights of an award recipient with respect to such an outstanding award without the consent of the award recipient. The Compensation Committee is also authorized to construe the award agreements and may prescribe rules relating to the 2020 Plan.

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

Shares Subject to the 2020 Plan. The maximum aggregate number of shares of Common Stock that may be issued under the 2020 Plan shall be 4,761 shares. The 2020 Plan allows for 7,142 shares to be issued as ISOs. In addition, the 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our Common Stock available for issuance under the 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) ten percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (ii) such number of shares determined by the Board.

If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The maximum number of shares of Common Stock that may be subject to awards to outside directors, in the aggregate, during any calendar year is 1,190.

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

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Common Stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2020 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the Common Stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may specify. The Compensation Committee will determine the other terms applicable to SARs. The exercise price per share of a SAR will be determined by the Compensation Committee but will not be less than 100% of the fair market value of a share of our Common Stock on the date of grant, as determined by the Compensation Committee. The maximum term of any SAR granted under the 2020 Plan is ten years from the date of grant. Generally, each SAR will entitle a participant upon exercise to an amount equal to: (i) the excess of the fair market value on the exercise date of one share of our Common Stock over the exercise price, multiplied by (ii) the number of shares of Common Stock covered by the SAR. Payment may be made in shares of our Common Stock, in cash, or partly in Common Stock and partly in cash, all as determined by the Compensation Committee.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Common Stock beneficially owned as of March 16, 2023 by:

●each of our officers and directors;

●all officers and directors as a group; and

●each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percentage of ownership is calculated based on 1,549,581 shares of Common Stock outstanding as of March 16, 2023.

		Percent
	Number	Ownership
	of Shares	of Class
Name and Address of Beneficial Owner (1)	(2)	(3)
Current Named Executive Officers and Directors
James Sapirstein, President, Chief Executive Officer and Chairman (4)	11,717	*	%
Sarah Romano, Chief Financial Officer (5)	5,595	*
Edward J. Borkowski, Director (6)	3,896	*
Charles J. Casamento, Director (7)	3,317	*
Alastair Riddell, Director (8)	3,338	*
Terry Coelho, Director (9)	3,195	*
David Hoffman, Director	3,888	*
All directors and executive officer as a group (8 persons)	34,944	2.2%
*	Less than 1%.
(1)	Unless otherwise indicated, the address of such individual is c/o First Wave BioPharma, Inc., 777 Yamato Rd., Suite 502, Boca Raton, FL 33431.

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

(3)

Percentages are rounded to nearest tenth of a percent. Percentages are based on 1,549,581 shares of Common Stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4)

Includes (i) 896 shares of Common Stock issuable upon exercise of vested options; (ii) 10,714 shares of Common Stock issuable upon vested Restricted Stock Units (“RSUs”); (iii) 77 shares of Common Stock issuable upon conversion of approximately 13.53 shares of Series B Preferred Stock, which includes accrued and unpaid dividends through March 16, 2023; and (iv) 30 shares of Common Stock issuable upon exercise of warrants. Excludes (i) 529 shares of Common Stock issuable upon exercise of unvested options and (ii) 32,238 shares of Common Stock issuable upon unvested RSUs. Pursuant to the Series B Exchange Right, Mr. Sapirstein has the right to exchange the stated value, plus accrued and unpaid dividends, of the shares of Series B Preferred Stock beneficially owned by him for shares of Series C Preferred Stock and Investor Warrants, or shares of Common Stock on a dollar-for-dollar basis.

(5)

Includes (i) 238 shares of Common Stock issuable upon exercise of vested options and (ii) 5,357 shares of Common Stock issuable upon vested RSUs. Excludes (i) 476 shares of Common Stock issuable upon exercise of unvested options and (ii) 16,071 shares of Common Stock issuable upon unvested RSUs.

(6)

Includes (i) 195 shares of Common Stock; (ii) 145 shares of Common Stock issuable upon the exercise of warrants; (iii) 249 shares of Common Stock issuable upon exercise of vested options; (iv) 3,027 shares of Common Stock issuable upon vested RSUs; (v) 274 shares of Common Stock issuable upon conversion of approximately 48.043 shares of Series B Preferred Stock, which includes accrued and unpaid dividends through March 16, 2023; and (vi) 6 shares of Common Stock held by Mr. Borkowski’s spouse. Excludes 9,101 unvested and unissued restricted shares of Common Stock and RSUs. Pursuant to the Series B Exchange Right, Mr. Borkowski has the right to exchange the stated value, plus accrued and unpaid dividends, of the shares of Series B Preferred Stock beneficially owned by him for shares of Series C Preferred Stock and Investor Warrants, or shares of Common Stock on a dollar-for-dollar basis.

(7)

Includes (i) 51 shares of Common Stock; (ii) 235 shares of Common Stock issuable upon exercise of vested options; (iii) 3,027 shares of Common Stock issuable upon vested RSUs; and (iv) 4 shares of Common Stock held by La Jolla Lenox Trust, a family trust of which the Trustee is someone other than Mr. Casamento. Mr. Casamento and members of his immediate family are the sole beneficiaries of the trust. Excludes 9,080 shares of Common Stock issuable upon unvested RSUs.

(8)

Includes (i) 62 shares of Common Stock; (ii) 249 shares of Common Stock issuable upon exercise of vested options; and (iii) 3,027 shares of Common Stock issuable upon vested RSUs. Excludes (i) 9,094 unvested restricted shares of Common Stock and RSUs.

(9)

Includes (i) 168 shares of Common Stock issuable upon exercise of vested options and (ii) 3,027 shares of Common Stock issuable upon vested RSUs. Excludes 9,080 shares of Common Stock issuable upon unvested RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As part of the acquisition of FWB on September 13, 2021, Mr. Hoffman received approximately 847 shares of the Company’s common stock in exchange for the securities of FWB that were owned by Mr. Hoffman at the time of the merger.

On November 21, 2021, as part of the November 2021 Settlement Agreement with the Representative, the Company paid the former stockholders of FWB $2.0 million and made periodic installments of $500,000 per month from January 2022 through April 2022. On July 29, 2023, the Company entered into a binding term sheet with the Representative pursuant to which the Company paid the former stockholders of FWB a total of $3.5 million. Mr. Hoffman, as a former stockholder of FWB received a share of the above payment amounts equal to his proportional ownership of FWB at the time of the merger.

As of May 12, 2022, Messrs. Sapirstein and Borkowski have entered into waiver agreements with the Company pursuant to which they have agreed to permanently waive the exchange right related to their Series B Preferred Stock for any offering by the Company of its securities for cash consideration occurring on or after January 1, 2022.

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

Director Independence

The Board has determined that all of its members, other than Mr. Sapirstein, our President, Chief Executive Officer and Chair of our Board and Mr. Hoffman are “independent” within the meaning of Nasdaq Listing Rule 5605(a)(2) under the rules of the Nasdaq Stock Market (“Nasdaq”), and the Securities and Exchange Commission (“SEC”) rules regarding independence.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Mazars USA LLP for the years ended December 31, 2022 and 2021 for the professional services performed for us. Marcum LLP was engaged for the quarterly review of the period ended March 31, 2022.

Audit Fees

The following table presents fees for professional services billed by Mazars USA LLP for the fiscal years ended December 31, 2022 and December 31, 2021.

	For the years ended
	December 31,
	2022	2021
Audit fees (1)	$152,700	$117,640
Audit-related fees (2)	154,236	114,315
Tax fees (3)	—	13,090
All other fees (4)	16,104	25,880
Total	$323,040	$270,925
(1)	Professional services rendered by Mazars USA LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s.
(2)

The aggregate fees billed for assurance and related services by Mazars USA LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Note 1 above, principally related to registration statement filings.

(3)	The aggregate fees billed for professional services rendered by Mazars USA LLP (when also acting as auditor) for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed for products and services provided by Mazars USA LLP other than the services reported in Notes 1 through 3 above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation, and oversight of the work of our independent auditors. The Audit Committee has established a policy regarding pre-approval of all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval requirement may be waived with respect to the provision of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

The Audit Committee has considered whether the provision of audit-related fees, tax fees, and all other fees as described above is compatible with maintaining Mazars USA LLP’s independence and has determined that such services for fiscal year 2022 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

ITEM 15.EXHIBITS

Exhibit No.	Description

2.1#

Agreement and Plan of Merger dated September 13, 2021, by and among the Company, Alpha Merger Sub, Inc., and Fortis Advisors LLC, as shareholder representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2021). ##

3.1*	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on July 29, 2016).
4.2	Form of Investor Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on July 13, 2016).
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 29, 2016).
4.4

Form of Series A Warrant, dated April 11, 2017 between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017).

4.5	Form of Series A Warrant, dated June 5, 2017 (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2017).
4.6	Form of Series A-1 Warrant, dated June 5, 2017 (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2017).
4.7	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2018).
4.8	Form of Selling Agent Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019).
4.9	Form of Selling Agent Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2019).
4.10	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019).
4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2020).
4.12	Form of Warrant for Convertible Notes Offering (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on July 27, 2020).
4.13	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.14	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.15	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.17	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.18	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.19	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).
4.20	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.21	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).

4.22	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.23	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.24	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.25	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.26	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2022).
4.27	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2022).
4.28	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 22,2022).
4.29	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2022).
4.30	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2022).
4.31*	Description of Capital Stock.
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

10.32	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
10.33	Form on Indemnification Agreement (incorporated by referenced to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.34	Form of Waiver Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022).
10.35	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.36	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
10.37#

Form of Term Sheet by and between the Representative and the Company, dated July 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.38	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2022).
10.39	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2022).

10.40	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2022).
10.41#

Form of Settlement Agreement, by and between the Representative and the Company, dated November 30, 2022) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

16.1

Letter from Mazars USA LLP to the U.S. Securities and Exchange Commission, dated May 3, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2022).

16.2

Letter from Marcum LLP to the U.S. Securities and Exchange Commission, dated July 7, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).

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

ITEM 16:FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

FIRST WAVE BIOPHARMA, INC.

March 20, 2023
	By:	/s/ James Sapirstein
Name: James Sapirstein
Title: President and Chief Executive Officer

	By:	/s/ Sarah Romano
Name: Sarah Romano
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ James Sapirstein	President, Chief Executive Officer and Chair of the Board of Directors	March 20, 2023
James Sapirstein	(principal executive officer)

/s/ Sarah Romano	Chief Financial Officer	March 20, 2023
Sarah Romano	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Director	March 20, 2023
Edward J. Borkowski

/s/ Charles J. Casamento	Director	March 20, 2023
Charles J. Casamento

/s/ Terry Coelho	Director	March 20, 2023
Terry Coelho

/s/ David Hoffman	Director	March 20, 2023
David Hoffman

/s/ Alastair Riddell	Director	March 20, 2023
Alastair Riddell

First Wave BioPharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Wave BioPharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Wave BioPharma, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of approximately $168.5 million at December 31, 2022. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment Assessment

Critical Audit Matter Description

As discussed in Note 2 to the consolidated financial statements, the Company’s goodwill arose as a result of the excess fair value over book value from prior business combinations. Goodwill is tested for impairment at least annually. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future revenues and expenses and discount rates.

Considering the significant estimation, judgement, and subjectivity required by management in determining the future cash flows and current fair value of assets, our audit of the impairment assessment of goodwill required a high degree of auditor judgement and subjectivity.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the intangible asset impairment included the following, among others:

●	Evaluated and verified the events and circumstances described in management’s qualitative analyses of goodwill impairment.
●	Tested and assessed the reasonableness and appropriateness of assumptions used in management’s analyses including sales volumes, sales prices, operating margins, discount rate, and growth rates.
●	Tested and verified the mechanical and clerical accuracy of management’s projections and calculations.
●	Tested the completeness, accuracy, and relevance of underlying data used by management in the discounted cash flow model.

Equity Classification and Valuation

Critical Audit Matter Description

As discussed in Notes 9, 10, and 11 to the consolidated financial statements, the Company issued convertible preferred stock, options, and warrants. The classification between debt and equity of these instruments requires management to make significant and complex judgements in evaluating the characteristics of these instruments including the redemption features, voting rights, collateral requirements, covenant provisions, creditor and liquidation rights, dividends, conversion rights, and exchange rights. The valuation of these new instruments requires management to make significant estimates and complex judgements in determining the fair value of and relative fair value allocation amongst the original instruments, conversion options, and beneficial conversion features. Considering the significant judgement and estimation required by management in determining the proper classification and valuation of these equity instruments, our audit of the new equity instruments required a high degree of auditor judgement and subjectivity.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the equity structures included the following, among others:

●	We tested the Company’s determination of the fair value for the equity transactions, as well as the respective relative fair value allocations for instruments that required bifurcation. Our testing included recalculating the fair value and allocations and assessing the reasonableness of certain assumptions used by the Company, as well as the completeness and accuracy of the data utilized.
●	We verified management’s records of new equity instruments by reading the original agreements for the equity instruments and assessing the terms relating to the technical accounting guidance.
●	We evaluated management’s conclusions regarding the balance sheet classification and valuation of the complex equity instruments.

●	We assessed the required financial statement disclosures related to the transactions for completeness and accuracy.

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 20, 2023

FIRST WAVE BIOPHARMA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$1,362,910	$8,248,684
Other receivables	93,014	—
Prepaid expenses	1,956,831	1,176,268
Total Current Assets	3,412,755	9,424,952

Property, equipment, and leasehold improvements, net	43,839	73,110

Other Assets:
Restricted cash	21,513	—
Goodwill	1,684,182	1,911,705
Operating lease right-of-use assets	259,261	336,197
Deposits	18,149	44,012
Total Other Assets	1,983,105	2,291,914
Total Assets	$5,439,699	$11,789,976

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$720,040	$2,707,731
Accrued expenses	320,176	393,253
Accrued dividend payable	761,488	465,361
Note payable	603,494	641,236
Operating lease liabilities - current	66,151	77,989
Payable related to acquisition – current	—	8,000,000
Other current liabilities	12,138	14,818
Total Current Liabilities	2,483,487	12,300,388

Payable related to acquisition - non-current	—	7,000,000
Operating lease liabilities – non-current	214,060	311,138
Total Liabilities	2,697,547	19,611,526

Stockholders’ Equity:
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 550.17 and 662.25 shares issued and outstanding at December 31, 2022 and 2021, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2022 and 2021.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2022 and 2021.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at December 31, 2022 and 2021.	—	—
Common stock - Par value $0.0001 per share; 50,000,000 shares authorized; 995,003 and 70,742 shares issued and outstanding at December 31, 2022 and 2021, respectively.	100	7
Additional paid-in capital	171,275,741	147,306,625
Accumulated deficit	(168,533,689)	(153,904,047)
Accumulated other comprehensive loss	—	(1,224,135)
Total Stockholders’ Equity	2,742,152	(7,821,550)
Total Liabilities and Stockholders’ Equity	$5,439,699	$11,789,976

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development expenses	$8,776,302	$16,994,828
Research and development (recovery) expenses - intellectual property acquired	(8,085,045)	21,325,527
General and administrative expenses	11,986,809	18,384,545
Intangible asset impairment	—	2,351,988
Total operating expenses	12,678,066	59,056,888

Loss from operations	(12,678,066)	(59,056,888)

Other (expenses) income:
Interest expense	(15,879)	(11,235)
Interest income	8,415	1,173
Loss on dissolution of foreign entity	(1,711,371)	—
Change in fair value of liability	—	532,353
Other (expense) income	(232,741)	(3,252)
Total other (expenses) income	(1,951,576)	519,039
Net loss	$(14,629,642)	$(58,537,849)

Other comprehensive loss:
Dissolution of foreign entity	1,711,371	—
Foreign currency translation adjustment	(487,236)	(111,589)
Total comprehensive loss	$(13,405,507)	$(58,649,438)

Net loss	$(14,629,642)	$(58,537,849)
Deemed dividend on preferred stock	—	(4,507,125)
Deemed dividend on preferred stock exchanges	—	(21,008,253)
Deemed dividend on warrant modifications	(47,300)	—
Preferred stock dividends	(296,127)	(465,361)
Net loss applicable to common shareholders	$(14,973,069)	$(84,518,588)

Basic and diluted weighted average shares outstanding	718,249	42,503

Loss per share applicable to common shareholders - basic and diluted	$(21.00)	$(1,988.53)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Consolidated Statements of Changes in Stockholders’ Equity

													Accumulated
	Series E Convertible		Series D Convertible		Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2022	—	$—	—	$—	—	$—	662	$—	70,742	$7	$147,306,625	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of Series D preferred stock and warrants, net of offering costs	—	—	150	—	—	—	—	—	—	—	178,336	—	—	178,336
Issuance of Series E preferred stock, net of offering costs	150	—	—	—	—	—	—	—	—	—	20,663	—	—	20,663
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	7,857	1	7,971,930	—	—	7,971,931
Issuance of common stock, pre-funded warrants and warrants in public offering, net of issuance costs	—	—	—	—	—	—	—	—	76,913	8	5,185,558	—	—	5,185,566
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,199,586	—	—	2,199,586
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	—	—	217,036	21	7,691,200	—	—	7,691,221
Issuance of common stock from the conversion of Series D preferred stock	—	—	(150)	—	—	—	—	—	4,761	1	(1)	—	—	—
Issuance of common stock from the conversion of Series E preferred stock	(150)	—	—	—	—	—	—	—	4,761	1	(1)	—	—	—
Exercise of pre-funded warrants into common stock	—	—	—	—	—	—	—	—	603,138	60	48,359	—	—	48,419
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	—	—	(296,127)	—	—	(296,127)
Warrant modification	—	—	—	—	—	—	—	—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification	—	—	—	—	—	—	—	—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into common stock	—	—	—	—	—	—	(112)	—	2,234	—	—	—	—	—
Effect of cancelled shares from the 30-for-1 reverse stock split	—	—	—	—	—	—	—	—	(12)	—	—	—	—	—
Common stock issued to consultants	—	—	—	—	—	—	—	—	7,573	1	200,489	—	—	200,490
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	769,124	—	—	769,124
Dissolution of foreign entity	—	—	—	—	—	—	—	—	—	—	—	—	1,711,371	1,711,371
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(487,236)	(487,236)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,629,642)	—	(14,629,642)
Balance, December 31, 2022	—	$—	—	$—	—	$—	550	$—	995,003	$100	$171,275,741	$(168,533,689)	$—	$2,742,152

									Accumulated
	Series C Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2021	—	$—	2,774	$—	14,833	$1	$93,838,050	$(95,366,198)	$(1,112,546)	$(2,640,693)
Issuance of Series C preferred stock and warrants for cash, net of offering costs	10,667	1	—	—	—	—	7,105,167	—	—	7,105,168
Issuance of Series C preferred stock to for license acquired	3,290	1	—	—	—	—	2,467,648	—	—	2,467,649
Beneficial conversion feature of Series C preferred stock	—	—	—	—	—	—	4,507,125	—	—	4,507,125
Deemed dividend of Series C preferred stock	—	—	—	—	—	—	(4,507,125)	—	—	(4,507,125)
Issuance of Series C preferred stock upon exchange of Series B preferred stock	19,140	1	(1,839)	—	—	—	(1,430)	—	—	(1,429)
Warrants issued in connection with exchange of Series B preferred stock	—	—	—	—	—	—	21,009,683	—	—	21,009,683
Deemed dividend related to exchange of Series B preferred stock	—	—	—	—	—	—	(21,008,253)	—	—	(21,008,253)
Issuance of common stock upon exchange of Series B preferred stock			(14)	—	159	—	—	—	—	—
Common stock issued upon conversion of Series B preferred stock	—	—	(259)	—	1,229	—	—	—		—
Dividends on preferred stock	—	—	—	—	—	—	(465,361)	—	—	(465,361)
Common stock and pre-funded warrants issued upon conversion of Series C preferred stock	(33,097)	(3)	—	—	14,883	1	2	—	—	—
Issuance of common stock, pre-funded warrants and warrants for cash, net of offering costs	—	—	—	—	7,741	1	14,156,049	—	—	14,156,050
Effect of cancelled shares from the 10-for-1 reverse stock split	—	—	—	—	(5)	—	—	—	—	—
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	25,396	3	18,506,811	—	—	18,506,814
Common stock issued for intellectual property acquired, net	—	—	—	—	2,971	—	4,000,000			4,000,000
Common stock cancelled in connection with acquisition of First Wave Bio, Inc.	—	—	—	—	(1,585)	—	—			—
Common stock issued upon exercise of warrants and pre-funded warrants	—	—	—	—	4,503	1	4,906,629	—	—	4,906,630
Common stock and warrants issued to consultants	—	—	—	—	582	—	1,326,062	—	—	1,326,062
Issuance of common stock in connection with settlement with former investment bank	—	—	—	—	35	—	94,498	—	—	94,498
Stock-based compensation	—	—	—	—	—	—	1,371,070	—	—	1,371,070
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(111,589)	(111,589)
Net loss	—	—	—	—	—	—	—	(58,537,849)	—	(58,537,849)
Balance, December 31, 2021	—	$—	662	$—	70,742	$7	$147,306,625	$(153,904,047)	$(1,224,135)	$(7,821,550)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,629,642)	$(58,537,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment	—	2,351,988
Depreciation	29,271	14,707
Amortization	—	527,548
Change in right-of-use assets	76,936	(4,855)
Change in fair value of liability	—	(532,353)
Stock-based compensation	769,124	1,371,070
Realized foreign currency translation loss from dissolution of subsidiary	1,711,371	—
Common stock issued for intellectual property acquired, net	—	4,000,000
Common stock and warrants granted to consultants and former placement agent	200,490	1,420,561
Changes in operating assets and liabilities:
Other receivables	(93,014)	551,489
Prepaid expenses	(177,069)	79,886
Lease liabilities	(108,916)	(257,104)
Deposits	25,863	(16,092)
Accounts payable	(1,987,691)	1,415,381
Accrued expenses	(73,077)	—
Payable related to acquisition	(8,085,045)	15,000,000
Other liabilities	(2,680)	327,405
Net cash used in operating activities	(22,344,079)	(32,288,218)

Cash flows from investing activities:
Payment related to license agreement	—	(10,250,000)
Purchase of property and equipment	—	(69,488)
Net cash used in investing activities	—	(10,319,488)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	198,999	7,105,168
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of offering costs	15,357,083	14,156,050
Proceeds from exercise of warrants	48,419	4,906,630
Issuance of common stock at-the-market for cash, net of offering costs	7,691,221	18,506,814
Payment related to acquisition	(6,914,955)	—
(Repayment) issuance of note payable	(641,236)	88,831
Net cash provided by financing activities	15,739,531	44,763,493

(Decrease) increase in cash and cash equivalents	(6,604,548)	2,155,787

Effect of exchange rate changes on cash	(259,713)	30,756

Cash, cash equivalents and restricted cash, beginning balance	8,248,684	6,062,141
Cash, cash equivalents and restricted cash, ending balance	$1,384,423	$8,248,684

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,879	$11,235

Non-cash investing and financing activities:
Deemed dividend on preferred stock issuances	$—	$(4,507,125)
Deemed dividend on preferred stock exchanges	$—	$(21,008,253)
Deemed dividend on warrant modifications	$(47,300)	$—
Accrued dividends on preferred stock	$(296,127)	$(465,361)
Issuance of series C preferred stock to settle liability related to license agreement	$—	$2,467,649
Common stock issued upon conversion of preferred stock	$(2)	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1 - The Company and Basis of Presentation

The Company

First Wave BioPharma, Inc. (“First Wave”) and its wholly-owned subsidiary, First Wave Bio, Inc. (“FWB”), are collectively referred to as the “Company”. Effective October 26, 2022, the Company’s wholly-owned subsidiary, AzurRx SAS, was dissolved. The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

On September 13, 2021, the Company consummated its acquisition of FWB, a clinical-stage biotechnology company developing novel gut-targeted small molecules for inflammatory bowel disease (“IBD”) and other serious GI conditions.

The Company is currently focused on developing its pipeline of gut-restricted GI clinical drug candidates, including the biologic adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients, and niclosamide, an oral small molecule with anti-viral and anti-inflammatory properties. The Company’s adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). The Company’s niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including IBD indications and viral diseases.

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. As of December 31, 2022, the Company had approximately $1.4 million in cash and cash equivalents. The Company has incurred recurring losses, has experienced recurring negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of approximately $168.5 million as of December 31, 2022.

In addition, the Company is subject to other challenges and risks specific to its business and ability to execute on its strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its product candidates; delays or problems in the manufacture and supply of its product candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing its intellectual property rights; complying with applicable regulatory requirements.  In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2022, the Company had cash and cash equivalents of approximately $1.4 million, and an accumulated deficit of approximately $168.5 million. Subsequent to December 31, 2022, the Company has raised aggregate gross proceeds of approximately $4.0 million from the March 2023 Private Placement. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of First Wave, its wholly owned subsidiary, First Wave Bio, Inc., and its former wholly-owned subsidiary, AzurRx SAS, which was dissolved effective October 26, 2022. Intercompany transactions and balances have been eliminated upon consolidation.

On January 18, 2023, the Company effected a reverse stock split, whereby every seven shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share. On August 26, 2022, the Company effected a reverse stock split, whereby every thirty shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share. On September 13, 2021, the Company effected a reverse stock split, whereby every ten shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock, with a corresponding 1-for-10 reduction in the number of authorized shares of common stock, but without any change in the par value per share.

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

Note 2 - Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The accompanying consolidated financial statements are prepared in conformity with GAAP and include certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements (including goodwill), and the reported amounts of revenue and expense during the reporting period, including contingencies. Accordingly, actual results may differ from those estimates.

Reverse Stock Split

On January 18, 2023, the Company effected a reverse stock split, whereby every seven shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, the Company has classified approximately $0.022 million and $0 million, respectively, as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At December 31, 2022 and 2021, the Company had approximately $0.9 million and $7.6 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Foreign Currency Translation

For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities were translated to U.S. dollars, which is the functional currency, at period end exchange rates. Income and expense items were translated at average rates of exchange prevailing during the periods presented. Gains and losses from translation adjustments were accumulated in a separate component of stockholders’ equity up until the dissolution of AzurRx SAS in October 2022, at which time cumulative translation adjustments were recognized as a loss for the year ended December 31, 2022.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through December 31, 2022 related to goodwill.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2022.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2022 and 2021, the Company does not have any significant uncertain tax positions.

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase shares of Common Stock of the Company during fiscal 2022 and 2021 were not included in the computation of diluted EPS because the Company has incurred a loss for the years ended December 31, 2022 and 2021 and the effect would be anti-dilutive.

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

On July 29, 2022, the Company reached an agreement to restructure its obligations to the former FWB stockholders (the “July 2022 Term Sheet”). The Company agreed to pay: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 or the completion of one or more qualifying equity offerings. As of December 31, 2022, the Company made payments to the former FWB stockholders of $4.5 million consisting of the upfront payment of $1.5 million, the Second Payment of $1.0 million, and the third payment of $2.0 million. In accordance with the terms of the July 2022 Term Sheet, effective upon the Second Payment, the approximately $10.1 million of remaining fixed payment obligations previously owed to the former FWB shareholders was settled, which was recorded as a decrease to expense in the year ended December 31, 2022. The $2.0 million payment owed by November 30, 2022 was recorded as an expense upon execution of the July 2022 Term Sheet (see Note 4).

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued accounting pronouncement ASU 2020-06 – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. As a smaller reporting company, as defined by the U.S. Securities and Exchange Commission (the “SEC”), this pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 effective January 1, 2022.

In June 2016, the FASB issued accounting pronouncement ASU 2016-13 – Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. The Company adopted ASU 2016-13 effective for the year ended December 31, 2022 and its adoption did not have a material effect on its financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03 - Fair Value Measurement, or Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This new standard clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company has assessed the impact of the update and determined it does not have a material impact on the accompanying financial statements and disclosures.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting
		Date Using
	Carrying
	Amount	Level 1		Level 2	Level 3	Fair Value
December 31, 2022:
Money market funds	$509,890		$509,890	$—	$—	$509,890
Note payable	603,494		—	603,494	—	603,494
December 31, 2021:
Money market funds	501,607		501,607	—	—	551,489
Note payable	$641,236	$		$641,236	$—	$641,236

At December 31, 2022 and 2021, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

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

At the effective time of the Merger, the former FWB stockholders received an applicable pro rata share of (i) $3.0 million in cash and (ii) 2,971 shares of the Common Stock (equivalent to cash of $4.0 million). The remaining non-contingent purchase price was payable to the former FWB stockholders on a pro rata basis upon the Company’s payment of (i) $8.0 million in cash, payable within 45 days of the Merger, and (ii) $7.0 million in cash, payable by March 31, 2022 for a total purchase price of $22.0 million.

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

During the year ended December 31, 2022, the Company paid an aggregate of $6.9 million in cash towards the purchase price. During the year ended December 31, 2021, the Company paid an aggregate of $7.0 million (in cash and shares) towards the purchase price and $2.0 million in milestone payments.

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

In the July 2022 Term Sheet, the Representative agreed to stay the FWB Action for a period of 90 days and to eliminate the Company’s obligation to pay a portion of any offering proceeds to the Representative. In addition, the Company’s obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the July 2022 Term Sheet. Effective upon the Second Payment, the Representative dismissed the FWB Action with prejudice and extinguished the remaining fixed payment obligations owed to the former FWB shareholders. On November 30, 2022, the Company entered into a formal settlement agreement with the Representative on substantially the same terms as the July 2022 Term Sheet. (the “November 2022 Settlement Agreement”).

Accounting Treatment

The Company concluded that the Merger should be accounted for as an asset acquisition under ASC 805 because substantially all the fair value of the assets being acquired are concentrated in a single asset - intellectual property, which does not constitute a business. Because the acquired intellectual property has not received regulatory approval, the $21.3 million non-contingent purchase price was immediately expensed in the Company’s statements of operations as research and development – intellectual property acquired in the year ended December 31, 2021. The $0.9 million of transaction expenses paid at closing were classified in general and administrative expenses in the year ended December 31, 2021. The Common Stock issued for the asset acquisition was valued at $4.0 million, which is equal to the 2,971 common shares issued multiplied by $1,346.10 per share.

Under the July 2022 Term Sheet, the $1.5 million in cash due and paid on July 29, 2022, as well as the Second Payment due and paid in September 2022, were recorded as a reduction to current liabilities for the year ended December 31, 2022. Effective upon the Second Payment, the approximately $10.1 million of remaining fixed payment obligations previously owed to the former FWB shareholders was settled. The third payment obligation of $2.0 million due and paid by November 30, 2022 was recorded as research and development expense in the year ended December 31, 2022.

The remaining unachieved potential milestone payments and revenue share are not yet considered probable, therefore have not been accrued as of December 31, 2022. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2022	2021
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(43,979)	(14,708)
Property, plant and equipment, net	$43,839	$73,110

Depreciation expense was approximately $29,000 for the year ended December 31, 2022 and $15,000 for the year ended December 31, 2021.

Note 6 – Intangible Assets and Goodwill

Patents

Pursuant to the Mayoly APA entered into in March 2019 (see Note 12), in which the Company purchased all remaining rights, title and interest in and to adrulipase from Mayoly, the Company recorded Patents in the amount of approximately $3.8 million as follows:

Common stock issued at signing to Mayoly	$1,740,959
Due to Mayoly at December 31, 2019	449,280
Due to Mayoly at December 31, 2020	393,120
Assumed Mayoly liabilities and forgiveness of Mayoly debt	1,219,386
$3,802,745

Intangible assets are as follows:

	December 31,
	2022	2021
Patents	$—	$3,802,745
Less accumulated amortization	—	(1,450,757)
Intangible asset impairment	—	(2,351,988)
Patents, net	$—	$—

Amortization expense was approximately $528,000 for the year ended December 31, 2021.

During the year ended December 31, 2021, the Company recorded impairment charges of approximately $2.4 million related to patents that the Company determined were no longer sufficient for the commercialization of adrulipase.

Goodwill was reinstated on the Company’s books in U.S. dollars due to the dissolution of AzurRx SAS in October 2022. Going forward, there will no longer be a foreign translation adjustment. Goodwill is as follows:

Goodwill
Balance on January 1, 2021	$2,054,048
Foreign currency translation	(142,343)
Balance on December 31, 2021	1,911,705
Foreign currency translation	(227,523)
Balance on December 31, 2022	$1,684,182

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2022	2021
Professional fees	$309,867	$15,000
Clinical trials	5,340	—
Consulting	4,969	104,100
Payroll and benefits	—	274,153
Total accrued expenses	$320,176	$393,253

Note 8 – Note Payable

Directors and Officer’s and Other Liability Insurances

On November 30, 2022, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $677,000 that bears interest at an annual rate of 6.79%. Monthly payments, including principal and interest, of approximately $77,000 per month. The balance due under these financing agreements was approximately $603,000 at December 31, 2022.

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

Note 9 – Capital Stock

Our certificate of incorporation, as amended and restated (the “Charter”) authorized the issuance of up to 50,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On January 18, 2023, the Company effected a reverse stock split, whereby every seven shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

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

Common Stock

The Company had 995,003 and 70,742 shares of its Common Stock issued and outstanding at December 31, 2022 and 2021, respectively.

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of the stockholders. The Company’s Charter and Amended and Restated Bylaws (the “Bylaws”) do not provide for cumulative voting rights.

In addition, the holders of the Company’s Common Stock will be entitled to receive ratably such dividends, if any, as may be declared by the Board out of legally available funds; however, the current policy of the Board is to retain earnings, if any, for operations and growth. Upon liquidation, dissolution or winding-up, the holders of the Company’s Common Stock will be entitled to share ratably in all assets that are legally available for distribution.

Holders of the Company’s Common Stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences and privileges of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that it may designate and issue in the future.

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

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of December 31, 2022 and 2021, 550.17 and 662.25 shares of Series B Preferred Stock were issued and outstanding, respectively. Approximately 2,282.23 shares of Series B Preferred Stock remain authorized but undesignated and unissued.

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. As of December 31, 2022 and 2021, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,903 shares of Series C Preferred Stock remaining authorized but unissued.

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on December 31, 2022 and 2021.

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on December 31, 2022 and 2021.

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock and had 0 shares of Series F Preferred Stock issued and outstanding on December 31, 2022 and 2021.

At December 31, 2022, the Company had approximately 9,999,449.83 shares of preferred stock remaining authorized but unissued.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Series B Certificate of Designation”), the Series B Preferred Stock will rank senior to the Common Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company. Each share of Series B Preferred Stock has a stated value of $7,700 (the “Series B Stated Value”). Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. At December 31, 2022 and 2021, aggregate dividends payable amounted to approximately $761,000 and $465,000, respectively.

Under the Certificate of Designations, each share of Series B Preferred Stock carries a liquidation preference equal to the Series B Stated Value (as adjusted thereunder) plus accrued and unpaid dividends thereon (the “Liquidation Preference”). If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Common Stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At December 31, 2022 and 2021, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $5.0 million and $5.6 million, respectively.

Each share of Series B Preferred Stock will be convertible at the holder’s option at any time, into Common Stock at a conversion rate equal to the quotient of (i) the Series B Stated Value divided by (ii) the conversion price of $1,617.00. In addition, at any time after the six month anniversary of the Series B Closing Date, if the closing sale price per share of Common Stock exceeds 250% of the conversion price, or $4,042.50, for 20 consecutive trading days, then all of the outstanding shares of Series B Preferred Stock will automatically convert (the “Automatic Conversion”) into such number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be so converted, plus the amount of any accrued and unpaid dividends thereon, by the Series B Stated Value per share and dividing the result by the then applicable conversion price. The Series B Preferred Stock contains limitations that prevent the holder thereof from acquiring shares of Common Stock upon conversion (including pursuant to the Automatic Conversion) that would result in the number of shares beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election not to exceed 19.99%.

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

Most Favored Nations Exchange Right and Waiver Agreements

In the event the Company effects any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof (a “Subsequent Financing”), each holder of the Series B Preferred Stock had the right, subject to certain exceptions set forth in the Series B Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700.00, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock (the “Exchange Amount”)) for any securities or units issued in a Subsequent Financing on dollar-for-dollar basis (the “Series B Exchange Right”).

Between February 1, 2022 and February 7, 2022, the Company entered into waiver agreements (the “Waiver”) with certain holders of Series B Preferred Stock, pursuant to which the Company agreed to pay a cash waiver fee equal to ten percent of the stated value of the shares of Series B Preferred Stock held by such holder (other than holders who are insiders who did not receive a cash waiver fee) and such holder agreed to irrevocably waive its Series B Exchange Right with respect to any Subsequent Financing that occurred from and after the date of the Waiver until December 31, 2022.

During the year ended December 31, 2022, the Company entered into Waivers with holders of approximately $2.88 million of stated value of Series B Preferred Stock. The Company also entered into Waivers with Company insiders holding approximately $0.047 million of stated value of Series B Preferred Stock for which the Company did not pay a waiver fee. The cash waivers paid of approximately $0.233 million were recorded as other expense on the Company’s condensed consolidated statements of operations for the year ended December 31, 2022.

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

Pursuant to the terms of a Waiver Agreement entered into by the Company and the Consenting Holders (the “Waiver Agreement”), the Company permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $52.50 per share or, in the case of Consenting Holders who are officers and directors of the Company, $69.174 (the “Exercise Price Reduction”). Only Consenting Holders are entitled to the Exercise Price Reduction. Series B Warrants to purchase an aggregate of approximately 1,196 shares of Common Stock received the Exercise Price Reduction which was effective as of the Expiration Date. As a result of the Exercise Price Reduction of the Series B Warrants described above, the Company recorded a deemed dividend of approximately $0.047 million for the year ended December 31, 2022.

As of December 31, 2022, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 9,058 shares of Common Stock (which conversion the Company has elected to make in full), and additional Investor Warrants exercisable for up to an aggregate of 9,058 shares of Common Stock, (ii) holders of approximately 94.970 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $841,000 had previously elected to exercise their Series B Exchange Rights into 1,482 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 909 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 909 shares of Common Stock.

Series B Exchanges into the January 2021 Offerings

During the year ended December 31, 2021, pursuant to the Series B Exchange Right, the Company issued an aggregate of 19,140.14 shares of Series C Preferred Stock and warrants to purchase an aggregate of 9,058 shares of Common Stock in connection with the exchange of approximately 1,839.76 shares of Series B Preferred Stock. The Company analyzed the exchanges pursuant to the Series B Exchange Right from preferred stock to preferred stock qualitatively and determined that the exchanges resulted in a substantive change and should be accounted for as an extinguishment. As such, for the year ended December 31, 2021, the Company recognized an aggregate deemed dividend of approximately $21.0 million as calculated by the difference in the carrying value of the Series B Preferred Stock exchanged and the fair value of the Series C Preferred Stock and January 2021 Investor Warrants issued on each exchange date.

Series C Purchase Agreement

On January 5, 2021, the Company closed on a securities purchase agreement (the “Series C Purchase Agreement”), pursuant to which the Company agreed to sell in a registered direct offering 5,333.33 shares of Series C Preferred Stock, initially convertible into an aggregate of 2,539 shares of Common Stock, at an initial stated value of $750.00 per share and a conversion price of $1,575.00 per share (the “January 2021 Registered Direct Offering”).

Concurrently with the January 2021 Registered Direct Offering, in a private placement offering pursuant to the Series C Purchase Agreement (the “January 2021 Private Placement”), the Company agreed to sell an additional 5,333.33 shares of Series C Preferred Stock at the same price as the Series C Preferred Stock offered in the January 2021 Registered Direct Offering and convertible on the same terms and warrants (the “January 2021 Investor Warrants”) to purchase up to an aggregate of 5,079 shares of Common Stock, with an exercise price of $1,680.00 per share and a maturity date of July 6, 2026.

The net proceeds to the Company from the offerings described above (the “January 2021 Offerings”), after deducting the placement agent’s fees and expenses, was approximately $7.1 million.

The Company also issued warrants to the placement agent (the “January 2021 Placement Agent Warrants”) exercisable for up to 354 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the January 2021 Offerings by the offering price per share of Common Stock, or $1,575.00. The January 2021 Placement Agent Warrants have substantially the same terms as the January 2021 Investor Warrants, except they are exercisable at $1,968.75 per share, or 125% of the effective purchase price per share of the Series C Preferred Stock issued.

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

During the year ended December 31, 2021, all outstanding shares of Series C Preferred Stock were converted to Common Stock.

Series F Preferred Stock

On November 25, 2022, the board of directors of the Company declared a dividend of 0.001 of a share of Series F Preferred Stock, par value $0.0001 per share, for each outstanding share of Company common stock, par value $0.0001 per share to stockholders of record on December 5, 2022. Each share of Series F Preferred Stock entitled the holder thereof to 1,000,000 votes per share (each 0.001 of a share of Series F Preferred Stock would entitle the holder thereof to 1,000 votes).

The outstanding shares of Series F Preferred Stock voted together with the outstanding shares of Common Stock of the Company as a single class exclusively with respect to (1) any proposal to reclassify the outstanding shares of Common Stock into a smaller number of shares of Common Stock at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”) and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”). The Series F Preferred Stock will not be entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law. The holders of Series F Preferred Stock, as such, will not be entitled to receive dividends of any kind.

The Series F Preferred Stock will rank senior to the Common Stock as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Dissolution”). Upon any Dissolution, each holder of outstanding shares of Series F Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders, prior and in preference to any distribution to the holders of Common Stock, an amount in cash equal to $0.0001 per outstanding share of Series F Preferred Stock.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 26, 2021, the Company was authorized to offer and sell up to $50 million of its Common Stock pursuant to the ATM Agreement. During the year ended December 31, 2021, the Company issued and sold an aggregate of 25,396 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $19.2 million, less issuance costs incurred of approximately $601,000. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. During the year ended December 31, 2022, the Company issued and sold an aggregate of 217,036 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $8.0 million less issuance costs incurred of approximately $309,000.

November 2022 Private Placement

On November 22, 2022, the Company completed a private placement (the “November 2022 Offering”) in which the Company issued an aggregate of (i) pre-funded warrants (the “November 2022 Pre-Funded Warrants”) to purchase up to an aggregate of 595,239 shares (the “November 2022 Pre-Funded Warrant Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (ii) common warrants (the “November 2022 Common Warrants” and collectively with the Pre-Funded Warrants, the “November 2022 Warrants”), to purchase up to an aggregate of 1,190,477 shares of Common Stock (the “November 2022 Common Warrant Shares” and collectively with the Pre-Funded Warrant Shares, the “November 2022 Warrant Shares”) at a purchase price of $4.1993 per November 2022 Pre-Funded Warrant and accompanying November 2022 Common Warrant.

The issuance of the November 2022 Pre-Funded Warrant Shares in excess of 19.99% of the shares of Common Stock outstanding prior to the Offering and the issuance of the November 2022 Common Warrant Shares was subject to stockholder approval under Nasdaq rules (the “Stockholder Approval”), which occurred on January 13, 2023. The November 2022 Pre-Funded Warrants have an exercise price of $0.0007 per share, are exercisable immediately upon issuance and will expire when exercised in full. The November 2022 Common Warrants have an exercise price of $5.3795 per share, are exercisable upon issuance and will expire five and one-half years from the initial exercise date (see Note 10).

As compensation to Wainwright, who was the exclusive placement agent in connection with the November 2022 Offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised and reimbursement of certain expenses and legal fees.

The Company received net proceeds of approximately $2.2 million after deducting the Placement Agent fees and other Offering expenses. The Company intends to use the net proceeds from the November 2022 Offering for working capital purposes.

October 2022 Public Offering

On October 11, 2022, the Company completed a public offering (the “October 2022 Offering”), priced at the market under Nasdaq rules, in which the Company issued an aggregate of (i) 36,428 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company, (ii) pre-funded warrants (the “October 2022 Pre-Funded Warrants”) to purchase up to an aggregate of 454,770 shares of Common Stock (the “October 2022 Pre-Funded Warrant Shares”) and (iii) common warrants (the “October 2022 Warrants”) to purchase up to an aggregate of 491,199 shares of Common Stock. The public offering price for each share of Common Stock and accompanying October 2022 Warrant to purchase one share of Common Stock was $12.215, and the public offering price for each October 2022 Pre-Funded Warrant and accompanying October 2022 Warrant to purchase one share of Common Stock was $12.2143. The October 2022 Pre-Funded Warrants have an exercise price of $0.0007 per share, are exercisable immediately and will expire when exercised in full. The October 2022 Warrants have an exercise price of $11.34 per share, are exercisable immediately and will expire five years from the initial exercise date.

As compensation to Wainwright, who was the exclusive placement agent in connection with the October 2022 Offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised and reimbursement of certain expenses and legal fees.

The Company received net proceeds of approximately $5.2 million after deducting the Placement Agent fees and other Offering expenses. The Company intends to use the net proceeds from the Offering for working capital purposes.

July 2022 Private Placement

On July 15, 2022, the Company completed a private placement (the “July 2022 Offering”) in which the Company issued an aggregate of (i) 150 shares of the Company’s Series D Preferred Stock, with a stated value $1,000 per share, convertible into an aggregate of 4,761 shares of the Common Stock, (ii) 150 shares of the Company’s Series E Preferred Stock, with a stated value $1,000 per share, convertible into an aggregate of 4,761 shares of Common Stock, and (iii) Series D Warrants to purchase up to an aggregate of 9,522 shares of Common Stock (the “July 2022 Warrants”). The Series D Preferred Stock are convertible into an aggregate of 4,761 shares of Common Stock at a conversion price of $31.50 per share and the Series E Preferred Shares are convertible, following the August 26, 2022 reverse stock split, into an aggregate of 4,761 shares of Common Stock at a conversion price of $31.50 per share. The July 2022 Warrants have an exercise price of $31.50 per share and will expire five years from the initial exercise date.

The Company received net proceeds of approximately $200,000 after deducting the offering expenses payable by the Company.

As compensation to Wainwright, who was the exclusive placement agent in connection with the July 2022 Offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised and reimbursement of certain expenses and legal fees. The Company also issued to designees of Wainwright warrants (the “Placement Agent Warrants”) to purchase up to 571 shares of Common Stock. The Placement Agent Warrants were cancelled and terminated on October 5, 2022. None of the Placement Agent Warrants were exercised prior to cancellation and termination.

During the year ended December 31, 2022, all of the Series D Preferred Shares and the Series E Preferred Shares were converted into 9,522 shares of Common Stock.

March 2022 Registered Direct Offering

On March 2, 2022, the Company completed a registered direct offering (the “March 2022 Offering”) priced at the market under Nasdaq rules for an aggregate of 7,857 shares of Common Stock, pre-funded warrants exercisable for an aggregate of up to 23,086 shares of Common Stock (the “March 2022 Pre-Funded Warrants”), and Series C Warrants (the “March 2022 Warrants”) exercisable for an aggregate of up to 30,943 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2022 Warrant to purchase one share of Common Stock was $290.85, and the public offering price for each March 2022 Pre-Funded Warrant and accompanying March 2022 Warrant to purchase one share of Common Stock was $288.75. The total net proceeds from the March 2022 Offering were approximately $8.0 million. The March 2022 Warrants have an exercise price of $264.60 per share and will be exercisable for five years from the issuance date. The March 2022 Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $2.10 per share and will expire when exercised in full. Additionally, the Company issued warrants to the placement agent (the “March 2022 Placement Agent Warrants”) to purchase 1,856 shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and March 2022 Pre-Funded Warrants placed in the March 2022 Offering. The March 2022 Placement Agent Warrants have a term of five years from the date of the prospectus supplement relating to the March 2022 Offering and an exercise price of $363.30 per share.

The Company received net proceeds of approximately $8.0 million after deducting the Placement Agent fees and other Offering expenses. The Company intends to use the net proceeds from the Offering for working capital purposes.

July 2021 Offering

On July 22, 2021, the Company entered into an underwriting agreement with Wainwright (the “July 2021 Offering”) pursuant to which the Company agreed to sell, in an upsized firm commitment offering, 4,329 shares of Common Stock to Wainwright at an offering price to the public of $1,155.00 per share, less underwriting discounts and commissions. On July 27, 2021, pursuant to the terms of the underwriting agreement, Wainwright exercised its 30-day over-allotment option in full to purchase an additional 649 shares of Common Stock at the same offering price to the public, less underwriting discounts and commissions. The offering closed on July 27, 2021.

The Company received net proceeds of approximately $5.1 million after deducting the Placement Agent fees and other Offering expenses.

The Company paid Wainwright an underwriting discount equal to 8.0% of the gross proceeds of the offering, and reimbursed Wainwright for a non-accountable expense allowance of $35,000, $125,000 in legal fees and $15,950 for clearing expenses. Additionally, as partial compensation for Wainwright’s services as underwriter in the offering, the Company issued to Wainwright (or its designees) warrants to purchase 348 shares of Common Stock equal to 7.0% of the aggregate number of shares of Common Stock sold in the offering (the “Wainwright Warrants”). The Wainwright Warrants have a term of five years from the date of the offering and an exercise price of $1,443.75 per share (equal to 125% of the offering price per share), subject to adjustments as provided in the terms of the Wainwright Warrants. The Company concluded the freestanding Wainwright Warrants did not contain any provisions that would require liability classification and therefore should be classified in stockholder’s equity.

March 2021 Registered Direct Offering

On March 10, 2021, the Company completed a registered direct offering (the “March 2021 Offering”) priced at the market under Nasdaq rules for an aggregate of 2,761 shares of Common Stock, pre-funded warrants to purchase up to 980 shares of Common Stock (the “March 2021 Pre-Funded Warrants”), with an exercise price of $21.00 per share and no expiration term, and warrants (the “March 2021 Warrants”) to purchase an aggregate of 1,871 shares of Common Stock with an exercise price of $2,541.00 per share and an expiration term of five years from the date of issuance. The price per share of this offering was $2,672.25. The Company also issued warrants to the placement agent (the “March 2021 Placement Agent Warrants”) exercisable for up to 261 shares of Common Stock, which is equal to 7.0% of the amount determined by dividing the gross proceeds of the March 2021 Offering by the offering price per share of Common Stock, or $2,672.25. The March 2021 Placement Agent Warrants have substantially the same terms as the March 2021 Warrants, except they are exercisable at $3,340.26 per share, or 125% of the effective purchase price per share of Common Stock issued.

The Company received net proceeds of approximately $9.1 million after deducting the Placement Agent fees and other Offering expenses.

Common Stock Issuances

2022 Issuances

During the year ended December 31, 2022, the Company issued 7,857 shares of Common Stock under the March 2022 Offering for which the Company received net proceeds of approximately $8.0 million.

During the year ended December 31, 2022, the Company issued an aggregate of 23,087 shares of Common Stock upon the conversion of the March 2022 Pre-Funded Warrants issued at a par value of $2.10 (See Note 10).

During the year ended December 31, 2022, the Company issued an aggregate of 9,522 shares of Common Stock upon the conversion of Series E and Series D preferred stock.

During the year ended December 31, 2022, the Company issued and sold an aggregate of 217,036 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $7.7 million.

During the year ended December 31, 2022, the Company cancelled an aggregate of 12 shares of Common Stock in connection with the 30-for-1 reverse stock split on August 26, 2022.

During the year ended December 31, 2022, the Company issued 76,913 shares of Common Stock under the October 2022 Offering for which the Company received net proceeds of approximately $5.2 million.

During the year ended December 31, 2022, the Company issued an aggregate of 414,286 shares of Common Stock upon the conversion of the October 2022 Pre-Funded Warrants issued at a par value of $0.001 (See Note 10).

During the year ended December 31, 2022, the Company issued an aggregate of 165,765 shares of Common Stock upon the conversion of the November 2022 Pre-Funded Warrants issued at a par value of $0.001 (See Note 10).

During the year ended December 31, 2022, the Company issued an aggregate of 2,234 shares of Common Stock and accompanying Exchange Warrants upon the exchange of an aggregate of 112.08 shares of Series B Preferred Stock with a stated value of approximately $863,000 plus accrued dividends of approximately $129,000.

During the year ended December 31, 2022, the Company issued an aggregate of 7,573 shares of its Common Stock to consultants with a grant date fair value of approximately $200,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

2021 Issuances

During the year ended December 31, 2021, the Company issued an aggregate of 582 shares of its Common Stock to consultants with a grant date fair value of approximately $1.3 million for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the year ended December 31, 2021, the Company issued an aggregate 35 shares of its Common Stock with a grant date fair value of approximately $94,000 in connection with the settlement with the Company’s former investment bank, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the year ended December 31, 2021, the Company issued an aggregate of 14,883 shares of Common Stock upon the conversion of an aggregate of 33,097.10 shares of Series C Preferred Stock with a stated value of approximately $24.7 million plus accrued dividends of approximately $198,000.

During the year ended December 31, 2021, the Company issued an aggregate of 4,503 shares of Common Stock upon the exercise of an aggregate of 4,530 investor warrants, including an aggregate of 1,900 pre-funded warrants (see Note 10).

During the year ended December 31, 2021, the Company issued an aggregate of 1,229 shares of Common Stock upon the conversion of an aggregate of 258.08 shares of Series B Preferred Stock with a stated value of approximately $2.0 million plus accrued dividends of approximately $3,000.

During the year ended December 31, 2021, the Company issued an aggregate of 159 shares of Common Stock upon the exchange of 13.80 shares of Series B Preferred Stock with a stated value of approximately $0.1 million plus accrued dividends of approximately $8,000 into shares of Common Stock.

During the year ended December 31, 2021, the Company issued an aggregate of 7,741 shares of Common Stock in connection with the March 2021 Offering and July 2021 Offering.

During the year ended December 31, 2021, the Company issued and sold an aggregate of 25,396 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $18.5 million.

During the year ended December 31, 2021, the Company issued a net of 1,386 shares of Common Stock related to the acquisition of FWB.

During the year ended December 31, 2021, the Company cancelled an aggregate of 5 shares of Common Stock in connection with the 10-for-1 reverse stock split on September 13, 2021.

Note 10 – Warrants

Warrant activity for the years ending December 31, 2022 and 2021 were as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2022	26,089	$1,992.90	3.95
Issued during the period	2,757,521	3.75	5.40
Expired during the period	(674)	1,102.85	—
Exercised during the period	(603,138)	0.08	5.36
Warrants outstanding and exercisable on December 31, 2022	2,179,798	$19.16	5.50

Warrants outstanding and exercisable on January 1, 2021	12,254	$2,562.00	4.04
Granted during the period	18,958	1,630.83	3.89
Expired during the period	(623)	7,056.03	—
Exercised during the period	(4,500)	1,109.29	3.85
Warrants outstanding and exercisable on December 31, 2021	26,089	$1,992.90	3.95

The weighted average fair value of warrants granted during the years ended December 31, 2022 and 2021, was $204.52 and $1,812.30 per share, respectively. The grant date fair values were calculated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2022	2021
Expected life (in years)	5.04	4.38
Volatility	92.0 - 101.6%	83.8- 90.8%
Risk-free interest rate	1.74- 4.14%	0.36-0.90%
Dividend yield	—%	—%

The outstanding warrants expire from 2023 through 2028.

In connection with the November 2022 Offering, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) to which the Company agreed to amend the investor’s existing warrants to purchase up to 533,858 shares of Common Stock at a weighted average exercise price of $172.79 per share (the “November Existing Warrants”), in consideration for the purchase of $2.5 million of securities in the November 2022 Offering (the “Purchase Commitment”), to (i) lower the exercise price of the November Existing Warrants to $5.3795 per share and (ii) extend the termination date of the November Existing Warrants until the five and one-half year anniversary of the Stockholder Approval (the “Warrant Amendment”). The Warrant Amendment was effective upon the Stockholder Approval and the satisfaction of the other terms specified in the Warrant Amendment Agreement.

In connection with the March 2022 Offering, the Company entered into a warrant amendment agreement with an investor pursuant to which the Company agreed to amend the investor’s existing warrants to purchase up to 5,080 shares of Common Stock at an exercise price of $1,680.00 per share issued in January 2021 and warrants to purchase up to 1,872 shares of Common stock at an exercise price of $2,541.00 per share issued in March 2021 (the “March Existing Warrants”), in consideration for such investor’s purchase of $9.0 million of securities in the March 2022 Offering and payment of $5.901 per share for each share of common stock issuable upon exercise of the March Existing Warrants to (i) lower the exercise price of the March Existing Warrants to $264.60 per share and (ii) extend the termination date of the March Existing Warrants to March 2, 2027.

During the year ended December 31, 2022, the Company issued March 2022 Warrants, March 2022 Pre-Funded Warrants, and March 2022 Placement Agent Warrants to purchase 55,885 shares of Common Stock in connection with the March 2022 Offering, Exchange Warrants to purchase 910 shares of Common Stock in connection with a Series B Preferred Stock exchange, July 2022 Warrants to purchase 9,524 shares of Common Stock in connection with the July 2022 Offering, October 2022 Warrants and October 2022 Pre-Funded Warrants to purchase 905,486 shares of Common Stock in connection with the October 2022 Offering, and November 2022 Warrants and November 2022 Pre-Funded Warrants to purchase 1,785,716 shares of Common Stock in connection with the November 2022 Offering (See Note 9).

During the year ended December 31, 2021, the Company issued warrants, pre-funded warrants, and placement agent warrants to purchase 6,353 and 3,109 shares of the Company’s Common Stock in connection with the January 2021 Offerings and the March 2021 Offering, respectively, placement agent warrants to purchase 346 shares of the Company’s Common Stock in connection with the July 2021 Offering, warrants to purchase 9,055 shares of the Company’s Common Stock in connection with exchanges made pursuant to the Series B Exchange Right (See Note 9), as well as warrants to purchase 571 shares of Common Stock issued to consultants.

Note 11 – Equity Incentive Plan

The Company’s Board and stockholders adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which took effect on May 12, 2014. The Company’s Board and stockholders adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which took effect on September 11, 2020. From the adoption and approval of the 2020 Plan, no new awards have been or will be made under the 2014 Plan.

The 2020 Plan allows for the issuance of securities, including stock options to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2020 Plan was 4,761 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10)% of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) is 7,142 under the 2020 Plan.

As of December 31, 2022, there were an aggregate of 1,477 total shares available (but un-issuable) under the 2014 Plan, of which 695 are issued and outstanding, and 283 shares are reserved subject to issuance of restricted stock and RSUs.

As of December 31, 2022, 10,068 total shares were authorized under the 2020 Plan, of which 3,241 were issued and outstanding and 6,827 shares were available for potential issuances.

As of January 1, 2023, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased by 317,498 to 324,325 under the 2020 Plan’s evergreen provision.

The following table summarizes the Company’s stock option activity:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding as of January 1, 2022	1,941	$2,470.99	7.28	$—
Granted	3,266	288.19	7.23	—
Canceled	(555)	2,478.29	—	—
Forfeited	(716)	904.99	—	—
Outstanding as of December 31, 2022	3,936	$958.14	8.22	$—
Exercisable as of December 31, 2022	2,153	$1,354.72	7.70	$—

Outstanding as of January 1, 2021	1,788	$2,616.60	7.94	$—
Granted	825	1,808.10	8.32	—
Canceled	(672)	2,198.70	—	—
Outstanding as of December 31, 2021	1,941	$2,470.99	7.28	$—
Exercisable as of December 31, 2021	1,340	$2,816.10	6.55	$—

During the year ended December 31, 2022, stock options to purchase an aggregate of 298 shares and 257 shares of Common Stock under the 2014 Plan and 2020 Plan, respectively, were canceled. During the year ended December 31, 2021, stock options to purchase an aggregate of 632 shares and 40 shares of Common Stock under the 2014 Plan and 2020 Plan, respectively, were canceled.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2022	2021
Contractual term (in years)	6.5	9-10
Volatility	90.9%	88.7%
Risk-free interest rate	1.12%	1.29%
Dividend yield	—%	—%

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

The weighted average fair value of stock options granted during the years ended December 31, 2022 and 2021 was $223.68 and $1,398.16, respectively, per share.

The total fair value of the stock options vested, subject to service-based milestone vesting conditions, during the years ended December 31, 2022 and 2021 was approximately $769,000 and $552,000, respectively.

The total fair value of the stock options vested, subject to performance-based milestone vesting conditions, during the years ended December 31, 2022 and 2021 was approximately $0 and $623,000, respectively.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Year Ending December 31,
	2022	2021
Research and development	$106,466	$640,244
General and administrative	662,658	730,826
Total stock-based compensation expense	$769,124	$1,371,070

As of December 31, 2022, the Company had unrecognized stock-based compensation expense of approximately $0.8 million. Approximately $0.3 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 8.49 years. Approximately $0.5 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones.

As of December 31, 2021, the Company had unrecognized stock-based compensation expense of approximately $1.1 million. Approximately $0.9 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 1.85 years. Approximately $0.2 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards (“RSUs”) refer to an award under the 2014 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of December 31, 2022, and 2021, the Company had an aggregate unrecognized restricted Common Stock expense of approximately $388,000, which will be recognized when vesting of certain milestones will be become probable.

Note 12 – Agreements

License Agreement with First Wave Bio, Inc.

On December 31, 2020, we entered into the FWB License Agreement, pursuant to which FWB granted us a worldwide, exclusive right to develop, manufacture, and commercialize FWB’s proprietary immediate release and enema formulations of niclosamide (the “Niclosamide Product”) for the fields of treating ICI-AC and COVID-19 in humans.

In consideration of the license and other rights granted by FWB, we agreed to pay FWB a $9.0 million upfront cash payment due within 10 days, which was paid in January 2021 and are obligated to make an additional payment of $1.25 million due on June 30, 2021. In addition, we are obligated to pay potential milestone payments to FWB totaling up to $37.0 million for each indication, based upon the achievement of specified development and regulatory milestones. Under the FWB License Agreement we were obligated to pay FWB royalties as a mid-single digit percentage of net sales of the Niclosamide Product, subject to specified reductions. We were also obligated to issue to FWB junior convertible preferred stock, initially convertible into $3.0 million worth of Common Stock based upon the volume weighted average price of the Common Stock for the five-day period immediately preceding the date of the FWB License Agreement, or $9.118 per share, convertible into an aggregate of 4,700 shares of Common Stock. This was classified as a liability in the consolidated balance sheet because of certain NASDAQ restrictions and the requirement to obtain stockholder approval.

On January 8, 2021, we entered into a securities purchase agreement with FWB (the “FWB Purchase Agreement”) to issue the junior convertible preferred stock to the FWB License Agreement. Pursuant to the FWB Purchase Agreement, we issued to FWB 3,290.1960 shares of Series C Preferred Stock, at an initial stated value of $750.00 per share and a conversion price of $52.50 per share, which is convertible into an aggregate of 4,700 shares of Common Stock. The shares of Series C Preferred Stock automatically converted into Common Stock upon the stockholder approval on February 24, 2021. The FWB Purchase Agreement contains demand and piggyback registration rights with respect to the Common Stock issuable upon conversion.

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

Lease expense amounted to approximately $157,000 and $261,000 for the years ended December 31, 2022 and 2021, respectively.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at December 31, 2022 were:

December 31,
2022
Lease term and discount rate
Weighted-average remaining lease term	3.7 years
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities at December 31, 2022 were as follows:

2023	$83,691
2024	86,202
2025	88,788
2026	60,593
Total lease payments	319,274
Less imputed interest	(39,063)
Present value of lease liabilities	$280,211

Note 14 - Income Taxes

The Company is subject to taxation at the federal level in both the United States and France and at the state level in the United States. At December 31, 2022 and 2021, the Company had no tax provision for either jurisdictions.

At December 31, 2022 and 2021, the Company had gross deferred tax assets of approximately $29.5 million and $31.6 million, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $29.5 million and $31.6 million has been established at December 31, 2022 and 2021, respectively. The change in the valuation allowance was approximately $2.1 million and $5.6 million in 2022 and 2021, respectively.

The significant components of the Company’s net deferred tax assets and liabilities consisted of:

	December 31,
	2022	2021
Gross deferred tax assets:
Net operating loss carry-forwards	$18,916,000	$30,576,000
Stock compensation	733,000	112,000
Accruals	—	30,000
Change in accounts payable	—	138,000
Intangible assets	5,708,000	791,000
Capitalized research and development	2,022,000	—
Research and development credits	1,715,000	—
Unrealized loss	318,000	—
Other	102,000	—
Deferred tax assets before valuation allowance	$29,514,000	$31,647,000
Valuation allowance	(29,450,000)	(31,647,000)
Deferred tax assets net of valuation allowance	$64,000	$—
Gross deferred tax liabilities:
Right of use asset	(64,000)	—
Total deferred tax liability	$(64,000)	$—
Total deferred tax asset, net	$—	$—

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2022	2021
Income tax benefit (expense) at statutory rate	21.0%	21.0%
State income tax	4.9%	4.2%
Non-deductible expense	8.7%	(10.3)%
Change in valuation allowance	14.6%	(9.5)%
Prior year adjustments	(7.7)%	(4.7)%
Dissolution of foreign subsidiary	(45.9)%	—%
Other	4.4%	(0.7)%
Total income tax benefit (expense)	0.0%	0.0%

As of December 31, 2022, the Company has federal and state net operating loss carryforwards of approximately $79.7 million and $62.2 million, respectively, to offset future federal and state taxable income. Of the approximately $79.7 million of federal net operating loss carryforwards, approximately $14.8 million will begin to expire starting in 2034. The remaining federal net operating loss carryforwards do not expire, but their utilization is limited to 80% of taxable income. The state net operating loss carryforwards of approximately $62.2 million will begin to expire in 2035. As of December 31, 2022, the Company also has federal research and development tax credit carryforwards of approximately $1.7 million to offset future income taxes, which expire beginning in 2040.

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

The Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes, at December 31, 2022 and 2021, respectively.

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

At December 31, 2022, diluted net loss per share did not include the effect of 3,054 shares of Common Stock issuable upon the conversion of Series B preferred stock, 1,750,324 shares of Common Stock issuable upon the exercise of outstanding warrants, 283 shares of restricted stock not yet issued, and 3,936 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion. Also excluded from the diluted net loss per are the potentially dilutive effect of shares of Common Stock potentially issuable pursuant the Series B Exchange Right.

At December 31, 2021, diluted net loss per share did not include the effect of 3,436 shares of Common Stock issuable upon the conversion of Series B preferred stock, 25,605 shares of Common Stock issuable upon the exercise of outstanding warrants, 178 shares of restricted stock not yet issued, and 2,091 shares of Common Stock issuable upon the exercise of outstanding options as their effect would be antidilutive during the periods prior to conversion. Also excluded from the diluted net loss per are the potentially dilutive effect of shares of Common Stock potentially issuable pursuant the Series B Exchange Right.

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

Employer contributions under this 401(k) plan amounted to approximately $112,000 and $107,000 for the years ended December 31, 2022 and 2021, respectively.

Note 17 - Subsequent Events

March 2023 Private Placement

On March 12, 2023, the Company entered into a securities purchase agreement (the “March 2023 Purchase Agreement”) pursuant to which it agreed to sell, in a private placement (the “March 2023 Private Placement”) priced at market under Nasdaq rules, an aggregate of (i) 128,000 shares of Common Stock, par value $0.0001 per share, of the Company, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 895,018 shares of Common Stock (the “March 2023 Pre-Funded Warrant Shares”) and (iii) common warrants (the “March 2023 Warrants”) to purchase up to an aggregate of 2,046,036 shares of Common Stock. The public offering price for each share of Common Stock, March 2023 Pre-funded Warrant, and accompanying March 2023 Warrant to purchase one share of Common Stock was $3.91. The March 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The March 2023 Warrants have an exercise price of $3.66 per share, are exercisable immediately and will expire five years from the initial exercise date.

The March 2023 Private Placement closed on March 15, 2023. The gross proceeds from the offering were approximately $4.0 million, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Company has agreed to file a registration statement with the SEC covering the resale of the shares of the common stock and the shares of common stock underlying the warrants in the March 2023 Private Placement no later than the earlier of (i) thirty days following the date of the agreement or (ii) five days following the date the Company files its annual report with the SEC.

Arbitration with CRO

On March 7, 2023, the Company filed a demand for arbitration with a CRO in connection with two clinical trial agreements. The Company believes it has fulfilled all payment obligations to the CRO and is not carrying any amounts as payable on its books. The amount of potential payments due, if any, are not estimate-able nor probable at this time and therefore, a liability related to this matter has not been recorded as of December 31, 2022.

Issuance of Restricted Stock Units

On January 3, 2023, the Company issued to employees ten-year restricted stock units of 97,139 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

On January 3, 2023, the Company issued to consultants ten-year restricted stock units of 2,570 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

On January 3, 2023, the Company issued to the Board of Directors ten-year restricted stock units of 60,530 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.