Form 10-Q
period 2023-03-31
First Wave BioPharma, Inc.
filed 2023-05-12
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 1,813,663 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of May 10, 2023.

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in our Annual Report filed on Form 10-K, filed with the SEC on March 20, 2023.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023.

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	March 31,
	2023	December 31,
	(unaudited)	2022
ASSETS

Current Assets:
Cash and cash equivalents	$2,064,435	$1,362,910
Other receivables	20,000	93,014
Prepaid expenses	1,445,438	1,956,831
Total Current Assets	3,529,873	3,412,755

Property, equipment, and leasehold improvements, net	36,521	43,839

Other Assets:
Restricted Cash	21,518	21,513
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	243,733	259,261
Deposits	18,149	18,149
Total Other Assets	1,967,582	1,983,105
Total Assets	$5,533,976	$5,439,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$469,760	$720,040
Accrued expenses	845,728	320,176
Accrued dividend payable	848,919	761,488
Note payable	380,390	603,494
Operating lease liabilities	67,936	66,151
Other current liabilities	12,123	12,138
Total Current Liabilities	2,624,856	2,483,487
Non-current operating lease liabilities	196,524	214,060
Total Liabilities	2,821,380	2,697,547

Stockholders’ Equity:
Common stock - Par value $0.0001 per share; 50,000,000 shares authorized; 1,549,581 and 995,003 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	155	100
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 545.94 and 550.17 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	175,316,783	171,275,741
Accumulated deficit	(172,604,342)	(168,533,689)
Total Stockholders’ Equity	2,712,596	2,742,152
Total Liabilities and Stockholders’ Equity	$5,533,976	$5,439,699

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development expenses	$1,361,683	$4,976,517
General and administrative expenses	2,700,742	4,405,555
Total operating expenses	4,062,425	9,382,072

Loss from operations	(4,062,425)	(9,382,072)

Other expense:
Interest expense	(8,987)	(5,605)
Interest income	1,873	139
Other expense	(1,114)	(239,301)
Total expense	(8,228)	(244,767)

Net loss	$(4,070,653)	$(9,626,839)

Other comprehensive loss:
Foreign currency translation adjustment	—	(58,405)
Total comprehensive loss	$(4,070,653)	$(9,685,244)

Net loss	$(4,070,653)	$(9,626,839)
Preferred stock dividends	(87,431)	(90,792)
Net loss applicable to common shareholders	$(4,158,084)	$(9,717,631)

Basic and diluted weighted average shares outstanding	2,280,679	74,022
Loss per share - basic and diluted	$(1.82)	$(138.28)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	550	$—	995,003	$100	$171,275,741	$(168,533,689)	$2,742,152
Issuance of common stock, pre-funded warrants and warrants in private placement, net of issuance costs	—	—	128,000	13	3,769,898	—	3,769,911
Exercise of pre-funded warrants into common stock	—	—	429,475	42	259	—	301
Deemed dividend of Series B preferred stock	—	—	—	—	(87,431)	—	(87,431)
Conversion of Series B preferred shares into common stock	(4)	—	70	—	—	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(2,967)	—	—	—	—
Stock-based compensation	—	—	—	—	358,316	—	358,316
Net loss	—	—	—	—	—	(4,070,653)	(4,070,653)
Balance, March 31, 2023	546	$—	1,549,581	$155	$175,316,783	$(172,604,342)	$2,712,596

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2022	662	$—	70,742	$7	$147,306,625	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	7,857	1	7,972,090	—	—	7,972,091
Exercise of pre-funded warrants into common stock	—	—	23,086	2	48,480	—	—	48,482
Deemed dividend of Series B preferred stock	—	—	—	—	(90,792)	—	—	(90,792)
Conversion of Series B preferred shares into common stock	(17)	—	499	—	—	—	—	—
Common stock issued to consultants	—	—	429	—	118,999	—	—	118,999
Stock-based compensation	—	—	—	—	218,229	—	—	218,229
Foreign currency translation adjustment	—	—	—	—	—	—	(58,405)	(58,405)
Net loss	—	—	—	—	—	(9,626,839)	—	(9,626,839)
Balance, March 31, 2022	645	$—	102,613	$10	$155,573,631	$(163,530,886)	$(1,282,540)	$(9,239,785)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,070,653)	$(9,626,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,318	7,317
Change in right-of-use assets	15,528	23,188
Stock-based compensation	358,316	218,229
Common stock granted to consultants	—	118,999
Changes in assets and liabilities:
Other receivables	73,014	(28,055)
Prepaid expenses	511,393	349,140
Lease liabilities	(15,751)	(53,883)
Deposits	—	9,615
Accounts payable	(250,280)	1,996,602
Accrued expenses	525,552	(930,144)
Other liabilities	(15)	3,757
Net cash used in operating activities	(2,845,578)	(7,912,074)

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	3,769,911	7,972,091
Proceeds from exercise of warrants	301	48,482
Payment made related to acquisition agreement	—	(2,414,956)
Repayments of note payable	(223,104)	(238,470)
Net cash provided by financing activities	3,547,108	5,367,147

Net increase (decrease) in cash, cash equivalents and restricted cash	701,530	(2,544,927)

Effect of exchange rate changes on cash	—	(8,769)

Cash, cash equivalents and restricted cash, beginning balance	1,384,423	8,248,684
Cash, cash equivalents and restricted cash, ending balance	$2,085,953	$5,694,988

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,987	$5,605

Non-cash investing and financing activities:
Accrued dividends on preferred stock	$(87,431)	$(90,792)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

In addition, the Company is subject to other challenges and risks specific to its business, its ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology and pharmaceutical industries with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its drug candidates; delays or problems in the manufacture and supply of its drug candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or drug candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of First Wave and its wholly owned subsidiaries, First Wave Bio, Inc. (“FWB”) and AzurRx SAS, which was dissolved effective October 26, 2022. Intercompany transactions and balances have been eliminated upon consolidation.

In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2022, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023.

Going Concern Uncertainty

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2023, the Company had cash and cash equivalents of approximately $2.1 million, an accumulated deficit of approximately $172.6 million, and working capital of approximately $0.9 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Based on its cash on hand at March 31, 2023, the Company anticipates having sufficient cash to fund planned operations through June 2023, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Reclassifications

Certain prior period balance sheet amounts have been reclassified to conform to the fiscal 2023 presentation.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company has classified approximately $0.02 million as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At March 31, 2023 the Company had approximately $2.1 million in one account in the U.S. which was in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through March 31, 2023 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2023.

Leases

Leases are recorded on the balance sheet as right of use assets and lease obligations.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, expenses with clinical research organizations (“CROs”), investigative sites, consultants and contractors that conduct or provide other services relating to clinical trials, costs to acquire drug product, drug supply and clinical trial materials from contract development and manufacturing organization (“CDMOs”) and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s licenses and research and development costs related to adrulipase and niclosamide. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and Development – Intellectual Property Acquired

The Company records intellectual property in asset acquisitions that have not reached technological feasibility and which have no alternative future use, as an expense at the acquisition date. On September 13, 2021, the Company entered into an agreement with FWB for the acquisition of intellectual property and patents for the worldwide, exclusive right to develop, manufacture, and commercialize proprietary formulations of niclosamide for the fields of treating ICI-AC and COVID-19 in humans, which was accounted for as an asset acquisition (see Note 4).

On July 29, 2022, the Company reached an agreement to restructure its obligations to the former FWB stockholders (the “July 2022 Term Sheet”). The Company agreed to pay: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 or the completion of one or more qualifying equity offerings. As of December 31, 2022, the Company made payments to the former FWB stockholders of $4.5 million, which were recorded as expenses, consisting of the upfront payment of $1.5 million, the Second Payment of $1.0 million, and the third payment of $2.0 million (see Note 4 for the discussion on the quarter ended March 31, 2022 milestones). In accordance with the terms of the July 2022 Term Sheet, effective upon the Second Payment, the approximately $10.1 million of remaining fixed payment obligations previously owed to the former FWB shareholders was settled, which was recorded as a decrease to expense in the year ended December 31, 2022.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2023 (unaudited):
Money market funds	$11,777	$11,777	$—	$—	$11,777
Note payable	380,390	—	380,390	—	380,390

December 31, 2022:
Money market funds	509,890	509,890	—	—	509,890
Note payable	$603,494	$—	$603,494	$—	$603,494

At March 31, 2023 and December 31, 2022, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 4 – Asset Acquisition

The Asset Acquisition

During the three months ended March 31, 2022, the Company paid an aggregate of $2.4 million in cash towards the purchase price of FWB in accordance with the terms of an Agreement and Plan of Merger dated as of September 13, 2021 (the “Merger Agreement”) and a settlement agreement reached on November 21, 2021 (the “November 2021 Settlement Agreement”).

On May 19, 2022, Fortis Advisors LLC, the hired representative (in such capacity, the "Representative") of the former stockholders of FWB in connection with the Merger Agreement, filed a complaint against the Company in the Court of Chancery in the State of Delaware (the “FWB Action”) for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action sought specific performance of the Company’s obligations under the Merger Agreement and the November 2021 Settlement Agreement, including all payments then owed and to be owed to the Representative, and damages at the maximum amount permitted by law. On July 29, 2022, the Company reached an agreement with the Representative to settle the FWB Action and to restructure the Company’s obligations to the former FWB stockholders (the “July 2022 Term Sheet”). The Company agreed to pay the Representative: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 and the completion by the Company of one or more qualifying equity offerings (collectively, the “Payments”). The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by the Company in the event of a license or sale of adrulipase, subject to a cap. The Representative is also entitled to receive a percentage of the consideration received by the Company in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by the Company in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the July 2022 Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by the Company or its stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the July 2022 Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of ardulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the July 2022 Term Sheet, the Representative agreed to stay the FWB Action for a period of 90 days and to eliminate the Company’s obligation to pay a portion of any offering proceeds to the Representative. In addition, the Company’s obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the July 2022 Term Sheet. Effective upon the Second Payment, the Representative dismissed the FWB Action with prejudice and extinguished the remaining fixed payment obligations owed to the former FWB shareholders. On November 30, 2022, the Company entered into a formal settlement agreement with the Representative on substantially the same terms as the July 2022 Term Sheet. (the "November 2022 Settlement Agreement").

Accounting Treatment

Under the July 2022 Term Sheet, the $1.5 million in cash due and paid on July 29, 2022, as well as the Second Payment due and paid in September 2022, were recorded as a reduction to current liabilities for the three months ended September 30, 2022. Effective upon the Second Payment, the approximately $10.1 million of remaining fixed payment obligations previously owed to the former FWB shareholders was settled. The third payment obligation of $2.0 million due and paid by November 30, 2022 was recorded as research and development expense in the three months ended December 31, 2022.

The remaining unachieved potential milestone payments and revenue share are not yet considered probable, therefore have not been accrued as of March 31, 2023. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	March 31,
	2023	December 31,
	(unaudited)	2022
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(51,297)	(43,979)
Property, plant and equipment, net	$36,521	$43,839

Depreciation expense for each of the three months ended March 31, 2023 and 2022 was approximately $7,300.

Note 6 –Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2022	$1,911,705
Foreign currency translation	(227,523)
Balance on December 31, 2022	1,684,182
Foreign currency translation	—
Balance on March 31, 2023 (unaudited)	$1,684,182

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2023	December 31,
	(unaudited)	2022
Clinical trials	$630,587	$5,340
Professional fees	215,141	309,867
Consulting fees	—	4,969
Total accrued expenses	$845,728	$320,176

Note 8 – Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2022, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $677,000 that bears interest at an annual rate of 6.79%. Monthly payments, including principal and interest, of approximately $77,000 per month. The balance due under these financing agreements was approximately $380,000 and $603,000 at March 31, 2023 and December 31, 2022, respectively.

Note 9 – Capital Stock

Common Stock and Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended to date, (the “Charter”) authorizes the issuance of up to 50,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

The Company had 1,549,581 and 995,003 shares of its Common Stock issued and outstanding on March 31, 2023 and December 31, 2022, respectively.

The Company had approximately 545.94 and 550.17 shares of Series B preferred stock issued and outstanding on March 31, 2023 and December 31, 2022, respectively.

The Company had 0 shares of Series C, Series D, Series E and Series F preferred stock issued and outstanding on March 31, 2023 and December 31, 2022.

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

During the three months ended March 31, 2022, the Company entered into Waivers with holders of approximately $2.88 million of stated value of Series B Preferred Stock. The Company also entered into Waivers with Company insiders holding approximately $0.047 million of stated value of Series B Preferred Stock for which the Company did not pay a waiver fee. The cash waivers paid of approximately $0.233 million were recorded as other expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022.

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

As of March 31, 2023, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 9,058 shares of Common Stock (which conversion the Company has elected to make in full), and additional warrants exercisable for up to an aggregate of 9,058 shares of Common Stock, (ii) holders of approximately 99.200 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $880,000 had previously elected to exercise their Series B Exchange Rights into 1,552 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 909 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 909 shares of Common Stock.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement over 12-month periods. During the year ended December 31, 2022, the Company issued and sold an aggregate of 217,036 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $8.0 million less issuance costs incurred of approximately $309,000. As of March 31, 2023, the maximum dollars authorized under the ATM Agreement were issued.

March 2023 Private Placement

On March 15, 2023, the Company completed a private placement offering (the “March 2023 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) 128,000 shares of Common Stock, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 895,018 shares of Common Stock and (iii) common warrants (the “March 2023 Warrants”) to purchase up to an aggregate of 2,046,036 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2023 Warrant to purchase one share of Common Stock was $3.91 per share. The March 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The March 2023 Warrants have an exercise price of $3.66 per share, are exercisable immediately and will expire five years from the initial exercise date.

The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $230,000.

March 2022 Registered Direct Offering

On March 2, 2022, the Company completed a registered direct offering (the “March 2022 Offering”) priced at the market under Nasdaq rules for an aggregate of 7,857 shares of Common Stock, pre-funded warrants exercisable for an aggregate of up to 23,086 shares of Common Stock (the “March 2022 Pre-Funded Warrants”), and warrants (the “March 2022 Warrants”) exercisable for an aggregate of up to 30,943 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2022 Warrant to purchase one share of Common Stock was $290.85, and the public offering price for each March 2022 Pre-Funded Warrant and accompanying March 2022 Warrant to purchase one share of Common Stock was $288.75. The total net proceeds from the March 2022 Offering were approximately $8.0 million. The March 2022 Warrants have an exercise price of $264.60 per share and will be exercisable for five years from the issuance date. The March 2022 Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $2.10 per share and will expire when exercised in full. Additionally, the Company issued warrants to the placement agent (the “March 2022 Placement Agent Warrants”) to purchase 1,856 shares of Common Stock, which was equal to 6.0% of the aggregate number of shares of Common Stock and March 2022 Pre-Funded Warrants placed in the March 2022 Offering. The March 2022 Placement Agent Warrants have a term of five years from the date of the prospectus supplement relating to the March 2022 Offering and an exercise price of $363.30 per share.

The Company received gross proceeds of approximately $9.0 million less placement agent’s fees and other offering expenses of approximately $1.0 million.

Common Stock Issuances

Q1 2023 Issuances

During the three months ended March 31, 2023, the Company issued 128,000 shares of Common Stock under the March 2023 Offering for which the Company received net proceeds of approximately $3.8 million.

During the three months ended March 31, 2023, the Company issued an aggregate of 429,475 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

During the three months ended March 31, 2023, the Company issued an aggregate of 70 shares of Common Stock upon the exchange of an aggregate of 4.23 shares of Series B Preferred Stock with a stated value of approximately $32,600 plus accrued dividends of approximately $6,200.

During the three months ended March 31, 2023, the Company cancelled an aggregate of 2,967 shares of Common Stock in connection with the 1-for-7 reverse stock split on January 18, 2023.

Q1 2022 Issuances

During the three months ended March 31, 2022, the Company issued 7,857 shares of Common Stock under the March 2022 Offering for which the Company received net proceeds of approximately $8.0 million.

During the three months ended March 31, 2022, the Company issued an aggregate of 23,086 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.01 (See Note 10).

During the three months ended March 31, 2022, the Company issued an aggregate of 499 shares of Common Stock and accompanying Series C warrant upon the exchange of an aggregate of 17.05 shares of Series B Preferred Stock with a stated value of approximately $131,000 plus accrued dividends of approximately $14,000. The Series C warrants have an exercise price of $264.60 per share and will be exercisable for five years from the issuance date.

During the three months ended March 31, 2022, the Company issued an aggregate of 429 shares of its Common Stock to consultants with a grant date fair value of approximately $119,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

Note 10 – Warrants

Warrant activity for the three months ended March 31, 2023 and 2022 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2023	2,179,798	$19.16	5.50
Issued	2,941,054	2.55	4.96
Exercised	(429,473)	0.00	5.28
Warrants outstanding and exercisable on March 31, 2023	4,691,379	$10.50	5.07

Warrants outstanding and exercisable on January 1, 2022	26,089	$1,992.90	3.95
Issued	56,382	160.37	4.92
Expired	(33)	10,414.73	—
Exercised	(23,087)	2.10	4.92
Warrants outstanding and exercisable on March 31, 2022	59,351	$1,019.89	4.39

As of March 31, 2023, the outstanding warrants expire from 2023 through 2028.

During the three months ended March 31, 2023, the Company issued warrants and pre-funded warrants to purchase 2,941,054 shares of the Company's Common Stock in connection with the March 2023 Offering (See Note 9).

During the three months ended March 31, 2022, the Company issued warrants, pre-funded warrants, and placement agent warrants to purchase 55,883 shares of the Company’s Common Stock in connection with the March 2022 Offering, as well as Series C warrants to purchase 499 shares of the Company’s Common Stock in connection with a Series B Preferred Stock exchange (See Note 9).

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

As of January 1, 2023, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 317,480 under the 2020 Plan's evergreen provision.

As of March 31, 2023, there were an aggregate of 1,477 total shares available (but un-issuable) under the 2014 Plan, of which 834 are issued and outstanding, and 292 shares are reserved subject to issuance of restricted stock and RSUs.

As of March 31, 2023, 317,480 total shares were authorized under the 2020 Plan, of which 168,470 were issued and outstanding and 149,010 shares were available for potential issuances.

During the three months ended March 31, 2023 and 2022, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2023	4,076	$958.14	8.22	$—
Granted	5,000	3.73	9.91	—
Forfeited	(11)	573.68	—	—
Outstanding at March 31, 2023	9,065	$445.02	9.07	$—
Exercisable at March 31, 2023	4,007	$854.57	8.40	$—

Outstanding at January 1, 2022	1,941	$2,470.99	7.28	$—
Granted	3,219	291.90	9.11	—
Canceled	(12)	2,032.80	—	—
Forfeited	(353)	833.70	—	—
Outstanding at March 31, 2022	4,795	$1,152.90	8.67	$—
Exercisable at March 31, 2022	1,812	$2,226.00	7.15	$—

During the three months ended March 31, 2023 and 2022, the Board approved the grant of options to purchase 5,000 and 3,219 shares of Common Stock, respectively. All option grants were pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

During the three months ended March 31, 2023 and 2022, stock options to purchase 11 and 353 shares of Common Stock, respectively, were forfeited. During the three months ended March 31, 2022, stock options to purchase 12 shares of Common Stock under the 2020 Plan were cancelled.

For the three months ended March 31, 2023 and 2022, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2023	2022
Contractual term (in years)	6.5	10
Expected Volatility	98.80%	90.92%
Risk-free interest rate	4.08%	1.11%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the three months ended March 31, 2023 and 2022 was $3.05 and $224.01, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units ("RSUs") refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of March 31, 2023 and 2022, under the 2014 Plan, the Company had 130 shares of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $388,000, which will be recognized when vesting of certain milestones become probable.

During the three months ended March 31, 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2023	—	$—	—
Awarded	160,239	6.20
Vested	(40,064)	6.20
Non-vested Outstanding at March 31, 2023	120,175	$6.20	0.75

During the three months ended March 31, 2023, the Board approved the grant of 160,239 RSUs. All grants of RSUs were pursuant to the 2020 Plan and vest quarterly over a one-year period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$38,080	$46,407
General and administrative	320,236	171,822
Total stock-based compensation expense	$358,316	$218,229

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to stock options and RSUs of approximately $1.1 million. Approximately $0.9 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock awards of 0.94 years. Approximately $0.2 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to stock options of approximately $1.9 million. Approximately $1.2 million of this unrecognized expense will be recognized over the average remaining vesting term of 9.57 years. Approximately $730,000 of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

Note 12 – Leases

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

Lease expenses amounted to approximately $37,000 and $28,000, respectively, for the three months ended March 31, 2023 and 2022.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of March 31, 2023 are:

March 31,
2023
Lease term and discount rate
Weighted-average remaining lease term (years)	3.4
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of March 31, 2023, were as follows:

2023 (remainder of year)	$63,128
2024	86,202
2025	88,788
2026	60,593
Total lease payments	298,711
Less imputed interest	(34,251)
Present value of lease liabilities	$264,460

Note 13 - Net Loss per Common Share

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

The Company previously determined that approximately $0.595 million was incorrectly classified as a deemed dividend in the three months ended March 31, 2022. The Company corrected this misclassification as presented in its condensed consolidated financial statements for the three-month periods presented ending March 31, 2022.

As of March 31, 2023, basic weighted average shares outstanding includes pre-funded warrants of 895,018 which had not yet been converted into Common Stock.

All shares of Common Stock that may potentially be issued in the future are as follows:

	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Common stock warrants	4,691,379	59,351
Stock options	9,065	4,795
RSUs not yet issued	160,239	—
Convertible preferred stock (1)	3,102	3,416
Restricted stock not yet issued	162	162
Total shares of common stock issuable	4,863,947	67,724
(1)	Convertible preferred stock is assumed to be converted at the rate of $1,617.70 per common share, which is the conversion price as of March 31, 2023.

Note 14 - Employee Benefit Plans

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

Employer contributions under this 401(k) plan amounted to approximately $26,000 and $46,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 15 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the item noted below.

Settlement with CRO

On April 21, 2023, the Company reached a settlement and signed a binding agreement with a CRO in connection with disputes over two clinical trial agreements. The settlement agreement calls for a total payment of $600,000 to be paid over a period of six months beginning on the date of execution of the agreement. The Company has recorded this liability in full on its condensed consolidated financial statements as of March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “First Wave,” “AzurRx,” “Company,” “we,” “us,” “our,” or similar references mean First Wave BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “First Wave BioPharma” refer to First Wave BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to First Wave BioPharma’s former wholly owned subsidiary through which we previously conducted our European operations. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 20, 2023. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

We announced the completion of enrollment in the FW-COV trial in January 2022 and topline results in August 2022. In September 2022 we announced that we would no longer pursue the anti-viral COVID-GI clinical indication as a result of the mixed results from the FW-COVID-19 trial. Additionally, we are devoting fewer resources to the FW-UP/UPS niclosamide program due to inconclusive data from a small Phase 2 trial in Europe, the need for a new FDA-IND cleared protocol, and financial constraints.

We are further developing FW-ICI-AC for Immune Checkpoint Inhibitor-associated colitis (“ICI-AC”) and diarrhea in advanced stage oncology patients, which received FDA IND clearance for a Phase 2a clinical trial in October 2021, and two pre-IND programs of our niclosamide therapies for additional IBD indications, including FW-UC for ulcerative colitis (“UC”) and FW-CD for Crohn’s disease (“CD”). However, the FW-ICI-AC program is currently on hold due to financial constraints.

Recent Developments

We were previously under the oversight of the Nasdaq Hearing Panel (the "Panel") in regard to our continued listing of our common stock on The Nasdaq Capital Market due to our failures to meet the $2.5 million minimum stockholders' equity requirement as set forth in Nasdaq Listing Rule 5550(b)(1) (the "Minimum Stockholders' Equity Rule") and the requirement to maintain a minimum bid price of $1.00 per share as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). On December 20, 2022, we received a letter from the Panel confirming that we had regained compliance with the Minimum Stockholders' Equity Rule. On February 6, 2023, after effecting a 1-for-7 reverse stock split on January 18, 2023, we received a letter from the Panel indicating that we had regained compliance with the Bid Price Rule and that the Panel's oversight process is now closed.

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

As of March 31, 2023, we had cash and cash equivalents of approximately $2.1 million, and had sustained cumulative losses attributable to common stockholders of approximately $172.6 million. Based on our cash on hand at March 31, 2023, we anticipate having sufficient cash to fund planned operations through June 2023, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022	Decrease
Operating expenses:
Research and development expenses	$1,361,683	$4,976,517	$(3,614,834)
General and administrative expenses	2,700,742	4,405,555	(1,704,813)
Total operating expenses	4,062,425	9,382,072	(5,319,647)
Other expenses	8,228	244,767	(236,539)
Net loss	$4,070,653	$9,626,839	$(5,556,186)

Research and Development Expense

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the three months ended March 31, 2023 totaled approximately $1.4 million, a decrease of approximately $3.6 million, or 73%, over the approximately $5.0 million recorded for the three months ended March 31, 2022.

The approximately $3.6 million decrease in total research and development expenses was primarily attributable to decreases of approximately $3.3 million in clinical related expenses in connection with our Phase 2b Adrulipase SPAN clinical trial during the three months ended March 31, 2023, as compared to our Phase 2 RESERVOIR COVID-19 GI clinical trial during the three months ended March 31, 2022, as well as approximately $0.4 million in personnel related costs.

We expect research and development expenses to remain stable during the remainder of this fiscal year as we work towards completion of the Phase 2b Adrulipase SPAN clinical trial.

General and Administrative Expense

General and administrative expenses include expenses primarily relating to our overall operations and being a public company, including personnel, legal and financial professional services, insurance, corporate communications and investor relations, listing and compliance related costs, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

General and administrative expenses for the three months ended March 31, 2023 totaled approximately $2.7 million, a decrease of approximately $1.7 million, or 39% over the approximately $4.4 million recorded for the three months ended March 31, 2022.

The decrease in general and administrative was primarily due to decreases of approximately $0.8 million in public company costs, including investor relations and corporate communications, approximately $0.3 million in personnel related costs, approximately $0.2 million in professional fees, and approximately $0.2 million in corporate insurance costs.

We expect general and administrative expenses to remain stable during the remainder of this fiscal year.

Other Expenses

Other expenses for the three months ended March 31, 2023 totaled approximately $8,200, a decrease of approximately $0.2 million, or 97% over the approximately $0.2 million of other expenses recorded for the three months ended March 31, 2022. The decrease in other expenses was mainly due to interest expense recorded for the three months ended March 31, 2023, as compared to approximately $0.2 million of Waiver fees paid in the three months ended March 31, 2022.

Net Loss

As a result of the factors above, our net loss for the three months ended March 31, 2023 totaled approximately $4.1 million, a decrease of approximately $5.5 million, or 58%, over the approximately $9.6 million recorded for the three months ended March 31, 2022.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(2,845,578)	$(7,912,074)
Financing activities	3,547,108	5,367,147
Net increase (decrease) in cash, cash equivalents and restricted cash	$701,530	$(2,544,927)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 of approximately $2.8 million was primarily attributable to our net loss of approximately $4.1 million, partially offset by non-cash expenses of approximately $0.4 million, mainly related to stock-based compensation, as well as a decrease in prepaid expenses of $0.5 million and increases in accounts payable and accrued expense of approximately $0.3 million.

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

Financing Activities

Net cash provided by financing activities of approximately $3.5 million for the three months ended March 31, 2023 was primarily due to the net proceeds of approximately $3.8 million from the March 2023 private placement offering, partially offset by approximately $0.2 million of cash repayments of the note payable financing for corporate insurances.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of our consolidated financial statements are summarized in Note 2 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2023, David Hoffman, a member of our board of directors, filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking advancement of his reasonable attorneys’ fees and expenses relating to certain aspects of his service of a director of the Company (the “Complaint”). The Complaint alleges that Mr. Hoffman is entitled to reimbursement of approximately $200,000 of expenses. The case is currently set for trial in May 2023.

ITEM 1A. RISK FACTORS

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2023).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).
10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).
10.3	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: May 12, 2023		(Principal Financial and Accounting Officer)