Form 10-Q
period 2023-06-30
First Wave BioPharma, Inc.
filed 2023-08-14
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 7,152,204 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of August 10, 2023.

PART I

FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations, and cash flows for the interim periods presented. We have consolidated such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these unaudited condensed consolidated financial statements, the Company (as defined below) has evaluated events and transactions for potential recognition or disclosure through the date the unaudited condensed consolidated financial statements were issued by filing with the SEC.

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022 included in our Annual Report filed on Form 10-K, filed with the SEC on March 20, 2023.

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023.

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	June 30,
	2023	December 31,
	(unaudited)	2022
ASSETS

Current Assets:
Cash and cash equivalents	$1,236,054	$1,362,910
Other receivables	—	93,014
Prepaid expenses	1,117,737	1,956,831
Total Current Assets	2,353,791	3,412,755

Property, equipment, and leasehold improvements, net	29,202	43,839

Other Assets:
Restricted cash	21,519	21,513
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	227,927	259,261
Deposits	11,250	18,149
Total other assets	1,944,878	1,983,105
Total Assets	$4,327,871	$5,439,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,591,195	$720,040
Accrued expenses	479,862	320,176
Accrued dividend payable	943,243	761,488
Note payable	153,478	603,494
Operating lease liabilities	63,564	66,151
Other current liabilities	29,907	12,138
Total Current Liabilities	3,261,249	2,483,487
Non-current operating lease liabilities	184,662	214,060
Total Liabilities	3,445,911	2,697,547

Stockholders’ Equity:
Common Stock - Par value $0.0001 per share; 50,000,000 shares authorized; 4,208,995 and 995,003 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	421	100
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares designated; 545.94 and 550.17 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares designated; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2023 and December 31, 2023	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at June 30, 2023 and December 31, 2023	—	—
Additional paid-in capital	177,675,113	171,275,741
Accumulated deficit	(176,793,574)	(168,533,689)
Total Stockholders’ Equity	881,960	2,742,152
Total Liabilities and Stockholders’ Equity	$4,327,871	$5,439,699

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development expenses	$1,353,095	$2,906,896	$2,714,778	$7,883,413
General and administrative expenses	2,828,549	2,498,957	5,529,291	6,904,512
Total operating expenses	4,181,644	5,405,853	8,244,069	14,787,925

Loss from operations	(4,181,644)	(5,405,853)	(8,244,069)	(14,787,925)

Other (expenses) income:
Interest expense	(5,178)	(3,218)	(14,165)	(8,823)
Interest income	205	926	2,078	1,065
Other expense	(2,615)	—	(3,729)	(239,301)
Total other expenses	(7,588)	(2,292)	(15,816)	(247,059)

Net loss	$(4,189,232)	$(5,408,145)	$(8,259,885)	$(15,034,984)

Other comprehensive loss:
Foreign currency translation adjustment	—	(136,946)	—	(195,351)
Total comprehensive loss	$(4,189,232)	$(5,545,091)	$(8,259,885)	$(15,230,335)

Net loss	$(4,189,232)	$(5,408,145)	$(8,259,885)	$(15,034,984)
Deemed dividend on warrant modifications	—	(47,300)	—	(47,300)
Preferred stock dividends	(94,324)	(97,125)	(181,755)	(187,917)
Net loss applicable to common shareholders	$(4,283,556)	$(5,552,570)	$(8,441,640)	$(15,270,201)

Basic and diluted weighted average shares outstanding	2,270,922	103,844	2,725,755	89,015
Loss per share - basic and diluted	$(1.89)	$(53.47)	$(3.10)	$(171.55)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2023	546	$—	1,549,581	$155	$175,316,783	$(172,604,342)	$2,712,596
Issuance costs related to issuance of Common Stock, pre-funded warrants and warrants in private placement	—	—	—	—	(78,938)	—	(78,938)
Issuance of Common Stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	1,724,332	173	2,238,892	—	2,239,065
Exercise of pre-funded warrants into Common Stock	—	—	895,018	89	—	—	89
Deemed dividend of Series B preferred stock	—	—	—	—	(94,324)	—	(94,324)
Issuance of Common Stock from RSU vest	—	—	40,064	4	(4)	—	—
Stock-based compensation	—	—	—	—	292,704	—	292,704
Net loss	—	—	—	—	—	(4,189,232)	(4,189,232)
Balance, June 30, 2023	546	$—	4,208,995	$421	$177,675,113	$(176,793,574)	$881,960

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, April 1, 2022	645	$—	102,613	$10	$155,573,631	$(163,530,886)	$(1,282,540)	$(9,239,785)
Issuance of Common Stock at-the-market for cash, net of offering costs	—	—	5,070	1	317,230	—	—	317,231
Deemed dividend of Series B preferred stock	—	—	—	—	(97,125)	—	—	(97,125)
Warrant modification	—	—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification	—	—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into Common Stock	(14)	—	411	—	—	—	—	—
Stock-based compensation	—	—	—	—	374,907	—	—	374,907
Foreign currency translation adjustment	—	—	—	—	—	—	(136,946)	(136,946)
Net loss	—	—	—	—	—	(5,408,145)	—	(5,408,145)
Balance, June 30, 2022	631	$—	108,094	$11	$156,168,643	$(168,939,031)	$(1,419,486)	$(14,189,863)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	550	$—	995,003	$100	$171,275,741	$(168,533,689)	$2,742,152
Issuance of Common Stock, pre-funded warrants and warrants in private placement, net of issuance costs	—	—	128,000	13	3,690,960	—	3,690,973
Issuance of Common Stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	1,724,332	173	2,238,892	—	2,239,065
Exercise of pre-funded warrants into Common Stock	—	—	1,324,493	131	259	—	390
Deemed dividend of Series B preferred stock	—	—	—	—	(181,755)	—	(181,755)
Conversion of Series B preferred shares into Common Stock	(4)	—	70	—	—	—	—
Issuance of Common Stock from RSU vest	—	—	40,064	4	(4)	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(2,967)	—	—	—	—
Stock-based compensation	—	—	—	—	651,020	—	651,020
Net loss	—	—	—	—	—	(8,259,885)	(8,259,885)
Balance, June 30, 2023	546	$—	4,208,995	$421	$177,675,113	$(176,793,574)	$881,960

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2022	662	$—	70,742	$7	$147,306,625	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of Common Stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	7,857	1	7,972,090	—	—	7,972,091
Issuance of Common Stock at-the-market for cash, net of offering costs	—	—	5,070	1	317,230	—	—	317,231
Exercise of pre-funded warrants into Common Stock	—	—	23,086	2	48,480	—	—	48,482
Deemed dividend of Series B preferred stock	—	—	—	—	(187,917)	—	—	(187,917)
Warrant modification	—	—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification	—	—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into Common Stock	(31)	—	910	—	—	—	—	—
Common Stock issued to consultants	—	—	429	—	118,999	—	—	118,999
Stock-based compensation	—	—	—	—	593,136	—	—	593,136
Foreign currency translation adjustment	—	—	—	—	—	—	(195,351)	(195,351)
Net loss	—	—	—	—	—	(15,034,984)	—	(15,034,984)
Balance, June 30, 2022	631	$—	108,094	$11	$156,168,643	$(168,939,031)	$(1,419,486)	$(14,189,863)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,259,885)	$(15,034,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,637	14,635
Change in right-of-use assets	31,334	46,693
Stock-based compensation	651,020	593,136
Common Stock granted to consultants	—	118,999
Changes in assets and liabilities:
Other receivables	93,014	(70,429)
Prepaid expenses	839,094	612,607
Lease liabilities	(31,985)	(78,228)
Deposits	6,899	9,686
Accounts payable	871,155	1,258,632
Accrued expenses	159,686	32,982
Other liabilities	17,769	(1,410)
Net cash used in operating activities	(5,607,262)	(12,497,681)

Cash flows from financing activities:
Proceeds from issuance of Common Stock, pre-funded warrants and warrants, net of offering costs	3,690,973	8,289,322
Proceeds from exercise of warrants, net of issuance costs	2,239,455	48,482
Payment made related to acquisition	—	(2,414,955)
Repayments of note payable	(450,016)	(479,327)
Net cash provided by financing activities	5,480,412	5,443,522

Net decrease in cash	(126,850)	(7,054,159)

Effect of exchange rate changes on cash	—	(39,516)

Cash and restricted cash, beginning balance	1,384,423	8,248,684
Cash and restricted cash, ending balance	$1,257,573	$1,155,009

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,165	$8,823

Non-cash investing and financing activities:
Deemed dividend on warrant modifications	$—	$(47,300)
Accrued dividends on preferred stock	$(181,755)	$(187,917)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

In addition, the Company is subject to other challenges and risks specific to its business, its ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology and pharmaceutical industries with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its drug candidates; delays or problems in the manufacture and supply of its drug candidates; loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or drug candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of First Wave and its wholly owned subsidiaries, FWB and AzurRx SAS, which was dissolved effective October 26, 2022. Intercompany transactions and balances have been eliminated upon consolidation.

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

Going Concern Uncertainty

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On June 30, 2023, the Company had cash and cash equivalents of approximately $1.2 million, an accumulated deficit of approximately $176.8 million and a working capital deficiency of approximately $0.9 million. Subsequent to June 30, 2023 through August 14, 2023, the Company has raised aggregate gross proceeds of approximately $2.1 million from the July 2023 Offering. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company anticipates having sufficient cash to fund planned operations through September 2023, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company has classified approximately $0.02 million as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At June 30, 2023 the Company had approximately $1.2 million in one account in the U.S. which was in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through June 30, 2023 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 12 for additional information.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2023 (unaudited):
Money market funds	$11,925	$11,925	$—	$—	$11,925
Note payable	153,478	—	153,478	—	153,478

December 31, 2022:
Money market funds	509,890	509,890	—	—	509,890
Note payable	$603,494	$—	$603,494	$—	$603,494

At June 30, 2023 and December 31, 2022, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 4 – Asset Acquisition

The Asset Acquisition

During the six months ended June 30, 2022, the Company paid an aggregate of $2.4 million in cash towards the purchase price of FWB in accordance with the terms of an Agreement and Plan of Merger dated as of September 13, 2021 (the “Merger Agreement”) and a settlement agreement reached on November 21, 2021 (the “November 2021 Settlement Agreement”).

On May 19, 2022, Fortis Advisors LLC, the hired representative (in such capacity, the “Representative”) of the former stockholders of FWB in connection with the Merger Agreement, filed a complaint against the Company in the Court of Chancery in the State of Delaware (the “FWB Action”) for breach of contract and anticipatory repudiation or for unjust enrichment. The FWB Action sought specific performance of the Company’s obligations under the Merger Agreement and the November 2021 Settlement Agreement, including all payments then owed and to be owed to the Representative, and damages at the maximum amount permitted by law. On July 29, 2022, the Company reached an agreement with the Representative to settle the FWB Action and to restructure the Company’s obligations to the former FWB stockholders (the “July 2022 Term Sheet”). The Company agreed to pay the Representative: (i) $1.5 million in cash on July 29, 2022; (2) $1.0 million in cash no later than September 29, 2022 (the “Second Payment”); and (iii) $2.0 million on the earlier of November 30, 2022 and the completion by the Company of one or more qualifying equity offerings (collectively, the “Payments”). The Representative is also entitled to receive future cash payments conditioned on the achievement of certain development milestones for adrulipase and to a percentage of any consideration received by the Company in the event of a license or sale of adrulipase, subject to a cap. The Representative is also entitled to receive a percentage of the consideration received by the Company in the event of a license or sale of niclosamide and will retain its existing milestone payment rights with respect to niclosamide. In the event that the consideration received by the Company in connection with the sale or license of adrulipase or niclosamide consists of securities or other non-cash consideration, the Representative will have the right to elect either to receive its payment in such form of consideration or to cause the licensee or acquirer to assume the obligations described herein. In the event of a “Company Sale” (as defined in the July 2022 Term Sheet), the Representative is entitled to receive a pro rata share of the total consideration received by the Company or its stockholders up to $4.0 million (plus any unpaid Payments whether or not then due) based on a formula set forth in the July 2022 Term Sheet. In certain circumstances, the Representative has the right to treat a “Company Sale” as a sale of ardulipase or niclosamide, as applicable, and to treat the Company Sale as a sale of the related asset and to receive the consideration with respect thereto described herein.

In the July 2022 Term Sheet, the Representative agreed to stay the FWB Action for a period of 90 days and to eliminate the Company’s obligation to pay a portion of any offering proceeds to the Representative. In addition, the Company’s obligation to use commercially reasonable efforts to develop niclosamide will be deferred for a period of 24 months from the date of the July 2022 Term Sheet. Effective upon the Second Payment, the Representative dismissed the FWB Action with prejudice and extinguished the remaining fixed payment obligations owed to the former FWB shareholders. On November 30, 2022, the Company entered into a formal settlement agreement with the Representative on substantially the same terms as the July 2022 Term Sheet (the “November 2022 Settlement Agreement”).

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

The remaining unachieved potential milestone payments and revenue share are not yet considered probable, therefore have not been accrued as of June 30, 2023. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	June 30,
	2023	December 31,
	(unaudited)	2022
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(58,616)	(43,979)
Property, plant and equipment, net	$29,202	$43,839

Depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $7,300 and $7,300, respectively, and for the six months ended June 30, 2023 and 2022 was approximately $14,600 and $14,600, respectively.

Note 6 –Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2022	$1,911,705
Foreign currency translation	(227,523)
Balance on December 31, 2022	1,684,182
Foreign currency translation	—
Balance on June 30, 2023 (unaudited)	$1,684,182

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2023	December 31,
	(unaudited)	2022
Clinical trials	$301,226	$5,340
Professional fees	178,636	309,867
Consulting fees	—	4,969
Total accrued expenses	$479,862	$320,176

Note 8 – Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2022, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $677,000 that bears interest at an annual rate of 6.79%. Monthly payments, including principal and interest, of approximately $77,000 per month. The balance due under these financing agreements was approximately $153,000 and $603,000 at June 30, 2023 and December 31, 2022, respectively.

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

The Company had 4,208,995 and 995,003 shares of its Common Stock issued and outstanding on June 30, 2023 and December 31, 2022, respectively.

The Company had approximately 545.94 and 550.17 shares of Series B preferred stock issued and outstanding on June 30, 2023 and December 31, 2022, respectively.

The Company had 0 shares of Series C, Series D, Series E and Series F preferred stock issued and outstanding on June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2022, the Company entered into Waivers with holders of approximately $2.88 million of stated value of Series B Preferred Stock. The Company also entered into Waivers with Company insiders holding approximately $0.047 million of stated value of Series B Preferred Stock for which the Company did not pay a waiver fee. The cash waivers paid of approximately $0.233 million were recorded as other expense on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2022.

Effective May 12, 2022, the holders of 81.3% of the outstanding shares of the Series B Preferred Stock (the “Consenting Holders”) permanently waived for themselves and all other holders of the Series B Preferred Stock the Series B Exchange Right with respect to any Subsequent Financing occurring on or after January 1, 2022 (the “Permanent Waiver”). Holders of Series B Preferred Stock as of the April 27, 2022 record date were entitled to notice of and to consent to the Permanent Waiver (the “Record Holders”).

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

From inception through June 30, 2023, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 9,058 shares of Common Stock (which conversion the Company has elected to make in full), and additional warrants exercisable for up to an aggregate of 9,058 shares of Common Stock, (ii) holders of approximately 99.200 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $880,000 had previously elected to exercise their Series B Exchange Rights into 1,552 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 909 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 909 shares of Common Stock.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement over 12-month periods. During the year ended December 31, 2022, the Company issued and sold an aggregate of 217,036 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $8.0 million less issuance costs incurred of approximately $309,000. As of June 30, 2023, the maximum dollars authorized under the ATM Agreement were issued.

June 2023 Inducement Offering

On June 13, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “Holders”) of warrants to purchase shares of the Company’s Common Stock (the “Existing Warrants”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase 1,724,332 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $1.15 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 3,448,664 shares of the Company’s Common Stock (the “Inducement Warrant Shares”) and a cash payment of $0.125 per Inducement Warrant Share which was paid in full upon the exercise of the Existing Warrants (the “June 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $2.4 million from the exercise of the Existing Warrants by the Holders and the sale of the Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth $150,000 for its services.

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

The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $300,000.

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

Common Stock Issuances

Issuances for the Three Months Ended June 30, 2023

During the three months ended June 30, 2023, the Company issued 1,724,332 shares of Common Stock upon the exercise of an aggregate of 1,724,332 investor warrants for which the Company received net proceeds of approximately $2.2 million (See Note 10).

During the three months ended June 30, 2023, the Company issued an aggregate of 895,018 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001.

During the three months ended June 30, 2023, the Company issued an aggregate of 40,064 shares of Common Stock upon the vesting of restricted stock units (“RSUs”) (See Note 11).

Issuances for the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company issued 128,000 shares of Common Stock under the March 2023 Offering for which the Company received net proceeds of approximately $3.7 million.

During the six months ended June 30, 2023, the Company issued 1,724,332 shares of Common Stock upon the exercise of an aggregate of 1,724,332 investor warrants for which the Company received net proceeds of approximately $2.2 million (See Note 10).

During the six months ended June 30, 2023, the Company issued an aggregate of 1,324,493 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

During the six months ended June 30, 2023, the Company issued an aggregate of 70 shares of Common Stock upon the exchange of an aggregate of 4.23 shares of Series B Preferred Stock with a stated value of approximately $32,600 plus accrued dividends of approximately $6,200.

During the six months ended June 30, 2023, the Company issued an aggregate of 40,064 shares of Common Stock upon the vesting of RSUs (See Note 11).

During the six months ended June 30, 2023, the Company cancelled an aggregate of 2,967 shares of Common Stock in connection with the 1-for-7 reverse stock split on January 18, 2023.

Issuances for the Three Months Ended June 30, 2022

During the three months ended June 30, 2022, the Company issued and sold an aggregate of 5,070 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $317,000.

During the three months ended June 30, 2022, the Company issued an aggregate of 411 shares of Common Stock and accompanying warrants (the “Exchange Warrants”) upon the exchange of an aggregate of 13.87 shares of Series B Preferred Stock with a stated value of approximately $107,000 plus accrued dividends of approximately $13,000. The Exchange Warrants have an exercise price of $264.60 per share and will be exercisable for five years from the issuance date.

Issuances for the Six Months Ended June 30, 2022

During the six months ended June 30, 2022, the Company issued 7,857 shares of Common Stock under the March 2022 Offering for which the Company received net proceeds of approximately $8.0 million.

During the six months ended June 30, 2022, the Company issued and sold an aggregate of 5,070 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $317,000.

During the six months ended June 30, 2022, the Company issued an aggregate of 23,086 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.01 (See Note 10).

During the six months ended June 30, 2022, the Company issued an aggregate of 910 shares of Common Stock and accompanying Exchange Warrants upon the exchange of an aggregate of 30.92 shares of Series B Preferred Stock with a stated value of approximately $238,000 plus accrued dividends of approximately $27,000. The Exchange Warrants have an exercise price of $264.60 per share and will be exercisable for five years from the issuance date.

During the six months ended June 30, 2022, the Company issued an aggregate of 429 shares of its Common Stock to consultants with a grant date fair value of approximately $119,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expenses.

Note 10 – Warrants

Warrant activity for the six months ended June 30, 2023 and 2022 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2023	2,179,798	$19.16	5.50
Issued	6,389,718	1.79	4.85
Expired	(116)	773.79	—
Exercised	(3,048,825)	0.65	4.94
Warrants outstanding and exercisable on June 30, 2023	5,520,575	7.85	4.86

Warrants outstanding and exercisable on January 1, 2022	26,089	$1,992.90	3.95
Issued	56,795	161.70	4.67
Expired	(564)	7,755.30	—
Exercised	(23,087)	2.10	4.67
Warrants outstanding and exercisable on June 30, 2022	59,233	$732.90	4.18

The outstanding warrants expire from 2024 through 2028.

During the six months ended June 30, 2023, the Company issued warrants and pre-funded warrants to purchase 2,941,054 shares of the Company’s Common Stock in connection with the March 2023 Offering. During the six months ended June 30, 2023, the Company issued warrants to purchase 3,448,664 shares of the Company’s Common Stock in connection with the June 2023 Inducement Offering (See Note 9).

During the six months ended June 30, 2023, an investor exercised pre-funded warrants to purchase 1,324,493 shares of the Company’s Common Stock in connection with previous offerings. During the six months ended June 30, 2023, an investor exercised warrants to purchase 1,724,332 shares of the Company’s Common Stock in connection with previous offerings as a result of the June 2023 Inducement Offering (see Note 9).

During the six months ended June 30, 2022, the Company issued warrants, pre-funded warrants, and placement agent warrants to purchase 55,883 shares of the Company’s Common Stock in connection with the March 2022 Offering, as well as Series C warrants to purchase 499 shares of the Company’s Common Stock in connection with a Series B Preferred Stock exchange (See Note 9).

During the six months ended June 30, 2022, an investor exercised pre-funded warrants to purchase 23,087 shares of the Company’s Common Stock in connection with previous offerings.

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

On April 20, 2023, the Company’s board of directors approved an amendment (i) increasing the number of shares of Common Stock available for issuance under the 2020 Plan from 317,480 to 1,167,480 and (ii) increasing the number of shares of our Common Stock otherwise available under the 2020 Plan that may be granted as ISOs to 5,000,000 shares. The board of directors directed that the amendment be submitted to the stockholders of the Company at the Company’s annual meeting of stockholders. On June 22, 2023, the stockholders approved the amendment to the 2020 Plan at the annual meeting of stockholders.

As of January 1, 2023, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 317,480 under the 2020 Plan’s evergreen provision.

As of June 22, 2023, as a result of approval at the annual shareholders’ meeting, the number of shares of Common Stock available for issuance under the 2020 Plan increased to 1,167,480.

As of June 30, 2023, there were an aggregate of 1,024 total shares available (but un-issuable) under the 2014 Plan, of which 732 are issued and outstanding, and 292 shares are reserved subject to issuance of restricted stock and RSUs.

As of June 30, 2023, 1,167,480 total shares were authorized under the 2020 Plan, of which 159,384 were issued and outstanding and 1,008,096 shares were available for potential issuances.

During the six months ended June 30, 2023 and 2022, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2023	4,076	$958.14	8.22	$—
Granted	5,000	3.73	9.91	—
Forfeited	(11)	573.68	—	—
Expired	(109)	4,363.67	—	—
Outstanding at June 30, 2023	8,956	$397.33	8.93	$—
Exercisable at June 30, 2023	5,271	$574.49	8.69	$—

Outstanding at January 1, 2022	1,941	$2,470.99	7.28	$—
Granted	3,219	291.90	8.08	—
Cancelled	(202)	278.14	—	—
Forfeited	(475)	852.60	—	—
Outstanding at June 30, 2022	4,483	$1,096.20	8.52	$—
Exercisable at June 30, 2022	2,093	$2,226.00	7.59	$—

During the six months ended June 30, 2023 and 2022, the Board approved the grant of options to purchase 5,000 and 3,219 shares of Common Stock, respectively. All option grants were pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

During the six months ended June 30, 2023 and 2022, stock options to purchase 11 and 475 shares of Common Stock, respectively, were forfeited. During the six months ended June 30, 2023, stock options to purchase 109 shares of Common Stock expired. During the six months ended June 30, 2022, stock options to purchase 202 shares of Common Stock were cancelled.

For the six months ended June 30, 2023 and 2022, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2023	2022
Contractual term (in years)	6.50	6.50
Expected Volatility	98.80%	90.92%
Risk-free interest rate	4.08%	1.11%
Expected Dividend yield	0%	0%

Using the Black-Scholes option-pricing model, the estimated weighted average fair value of an option to purchase one share of Common Stock granted during the six months ended June 30, 2023 and 2022 was $3.05 and $258.30, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units (“RSUs”) refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of June 30, 2023 and 2022, under the 2014 Plan, the Company had 130 shares of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $388,000, which will be recognized when vesting of certain milestones become probable.

During the six months ended June 30, 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2023	—	$—	—
Awarded	160,239	6.20
Vested	(77,095)	6.20
Cancelled	(9,079)	6.20
Non-vested Outstanding at June 30, 2023	74,065	$6.20	0.50

During the six months ended June 30, 2023, the Board approved the grant of 160,239 RSUs. All grants of RSUs were pursuant to the 2020 Plan, vest quarterly over a one-year period and are issued in the following quarter.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$38,165	$24,839	$76,245	$71,246
General and administrative	254,539	350,068	574,775	521,891
Total stock-based compensation expense	$292,704	$374,907	$651,020	$593,136

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to stock options and RSUs of approximately $0.8 million. Approximately $0.6 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock awards of 0.78 years. Approximately $0.2 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

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

Note 12 – Leases

The Company leases its office under an operating lease which is subject to various rent provisions and escalation clauses.

The Company is a party to one real property operating lease for the rental of office space. The Company has office space of 3,472 square feet in Boca Raton, Florida that is used for its corporate headquarters with a term through August 31, 2026. The Company previously had office space in Brooklyn, New York on a month-to-month basis, which was terminated in June 2023. The Company was also previously a party to office space in Hayward, California with a term through May 31, 2022, which was not renewed upon its expiration.

The Company’s lease expires in 2026. The escalation clause is indeterminable and considered not material and has been excluded from minimum future annual rental payments.

Lease expenses were approximately $35,000 and $50,000, respectively, for the three months ended June 30, 2023 and 2022 and $72,000 and $78,000, respectively, for the six months ended June 30, 2023 and 2022.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of June 30, 2023 are:

June 30,
2023
Lease term and discount rate
Weighted-average remaining lease term (years)	3.2
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of June 30, 2023, were as follows:

2023 (remainder of year)	$42,360
2024	86,202
2025	88,788
2026	60,593
Total lease payments	277,943
Less imputed interest	(29,717)
Present value of lease liabilities	$248,226

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

All shares of Common Stock that may potentially be issued in the future are as follows:

	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Common stock warrants	5,520,575	59,233
Stock options	8,956	4,483
RSUs not yet issued	160,239	—
Convertible preferred stock (1)	3,157	3,416
Restricted stock not yet issued	162	162
Total shares of Common Stock issuable	5,693,089	67,294
(1)	Convertible preferred stock is assumed to be converted at the rate of $1,617.70 per common share, which is the conversion price as of June 30, 2023.

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

Employer contributions under this 401(k) plan amounted to approximately $21,000 and $29,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $47,000 and $76,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 15 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the items noted below.

Phase 2 SPAN Trial

On July 13, 2023, the Company announced initial topline results from the Phase 2b SPAN clinical trial investigating an enhanced enteric microgranule delivery formulation of adrulipase for the treatment of exocrine pancreatic insufficiency in patients with cystic fibrosis. Initial data from the study indicated that the enhanced adrulipase formulation was safe and well tolerated, as well as demonstrated an improvement over prior formulations of adrulipase. However, the preliminary data also indicated that it is likely that the primary efficacy endpoint was not achieved. The Company is continuing to assess the data and expects to report additional findings on primary and secondary endpoints in the third quarter of 2023.

July 2023 Public Offering

On July 21, 2023, the Company completed a public offering (the “July 2023 Offering”) for an aggregate of (i) 610,000 shares of Common Stock, (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 2,675,000 shares of Common Stock, and (iii) common warrants (the “July 2023 Warrants”) to purchase up to an aggregate of 6,570,000 shares of Common Stock. The public offering price for each share of Common Stock and accompanying July 2023 Warrant to purchase one share of Common Stock was $0.64 per share. The July 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. To date, pre-funded warrants have been exercised to purchase 2,246,000 shares of Common Stock. The July 2023 Warrants have an exercise price of $0.64 per share, are exercisable immediately and will expire five years from the initial exercise date.

The Company received gross proceeds of approximately $2.1 million less placement agent’s fees and other offering expenses of approximately $350,000.

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

Our adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In March 2021, we announced topline results from our Phase 2b OPTION 2 monotherapy trial, and in 2021, we announced positive topline results from our Phase 2 Combination trial in Europe. In November 2022 we filed a Phase 2b investigational new drug (“IND”) amendment for a bridging study using a new enteric microgranule formulation of adrulipase with the U.S. Food and Drug Administration (“FDA”). We initiated the Phase 2b monotherapy trial during the first quarter of 2023 and announced initial topline data in July 2023. While the initial data from the study indicated that the enhanced adrulipase formulation was safe and well tolerated and demonstrated an improvement over prior formulations of adrulipase, it also indicated that it is likely that the primary efficacy endpoint was not achieved. We are continuing to assess the data and expect to report additional findings on primary and secondary endpoints in the third quarter of 2023.

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

As of June 30, 2023, we had cash and cash equivalents of approximately $1.2 million, and had sustained cumulative losses attributable to common stockholders of approximately $176.8 million. Subsequent to June 30, 2023 through August 14, 2023, we have raised aggregate gross proceeds of approximately $2.1 million from the July 2023 Offering. We anticipate having sufficient cash to fund planned operations through September 2023, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current SEC regulations, because our public float was less than $75 million at the relevant measurement period pursuant to General Instruction I.B.6. to Form S-3, the amount we can raise through primary public offerings of securities in any subsequent twelve-month period under our shelf registration statement is limited to an aggregate of one-third of our public float until such time, if any, as our public float is $75 million or more. As a result, we are currently restricted from using the ATM Agreement.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Consolidated Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Operating expenses:
Research and development expenses	$1,353,095	$2,906,896	$(1,553,801)
General and administrative expenses	2,828,549	2,498,957	329,592
Total operating expenses	4,181,644	5,405,853	(1,224,209)
Other expenses	7,588	2,292	5,296
Net loss	$4,189,232	$5,408,145	$(1,218,913)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the three months ended June 30, 2023 totaled approximately $1.4 million, a decrease of approximately $1.5 million, or 53%, over the approximately $2.9 million recorded for the three months ended June 30, 2022.

The decrease in research and development expenses was primarily attributable to decreases of approximately $0.6 million in clinical related expenses in connection with our Phase 2b adrulipase SPAN clinical trial during the three months ended June 30, 2023, as compared to our Phase 2 RESERVOIR COVID-19 GI clinical trial during the three months ended June 30, 2022, approximately $0.6 million in manufacturing costs related to adrulipase, as well as approximately $0.3 million in personnel related costs.

We expect research and development expenses to decrease during the remainder of this fiscal year as we close out the Phase 2b adrulipase SPAN clinical trial.

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

General and administrative expenses for the three months ended June 30, 2023 totaled approximately $2.8 million, an increase of approximately $0.3 million, or 13% over the approximately $2.5 million recorded for the three months ended June 30, 2022.

The increase in general and administrative expenses was primarily due to increases of approximately $0.6 million in public company costs, including investor relations and corporate communications, partially offset by decreases of approximately $0.3 million in professional fees and other corporate costs.

We expect general and administrative expenses to remain stable during the remainder of this fiscal year.

Other Expenses

Other expenses for the three months ended June 30, 2023 totaled approximately $7,600, an increase of approximately $5,300, or 231% over the approximately $2,300 of other expenses recorded for the three months ended June 30, 2022. The increase in other expenses was mainly due to higher interest expense.

Net Loss

As a result of the factors above, our net loss for the three months ended June 30, 2023 totaled approximately $4.2 million, a decrease of approximately $1.2 million, or 23%, over the approximately $5.4 million recorded for the three months ended June 30, 2022.

Consolidated Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended
	June 30,		Increase
	2023	2022	(decrease)
Operating expenses:
Research and development expenses	$2,714,778	$7,883,413	$(5,168,635)
General and administrative expenses	5,529,291	6,904,512	(1,375,221)
Total operating expenses	8,244,069	14,787,925	(6,543,856)
Other expenses	15,816	247,059	(231,243)
Net loss	$8,259,885	$15,034,984	$(6,775,099)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our adrulipase and niclosamide drug candidates.

Research and development expenses for the six months ended June 30, 2023 totaled approximately $2.7 million, a decrease of approximately $5.2 million, or 66%, over the approximately $7.9 million recorded for the six months ended June 30, 2022.

The decrease in research and development expenses was primarily attributable to decreases of approximately $3.7 million in clinical related expenses in connection with our Phase 2b adrulipase SPAN clinical trial during the six months ended June 30, 2023, as compared to our Phase 2 RESERVOIR COVID-19 GI clinical trial during the six months ended June 30, 2022, approximately $0.8 million in manufacturing costs related to adrulipase, as well as approximately $0.7 million in personnel related costs.

We expect research and development expenses to decrease during the remainder of this fiscal year as we work to close out the Phase 2b adrulipase SPAN clinical trial.

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

General and administrative expenses for the six months ended June 30, 2023 totaled approximately $5.5 million, a decrease of approximately $1.4 million, or 20% over the approximately $6.9 million recorded for the six months ended June 30, 2022.

The decrease in general and administrative expenses was primarily due to decreases of approximately $0.5 million in professional fees, approximately $0.3 million in personnel related costs, approximately $0.3 million in other corporate costs, and approximately $0.2 million in public company costs, including investor relations and corporate communications.

We expect general and administrative expenses to remain stable during the remainder of this fiscal year.

Other Expenses

Other expenses for the six months ended June 30, 2023 totaled approximately $16,000, a decrease of approximately $0.2 million, or 94% over the approximately $0.2 million of other expenses recorded for the six months ended June 30, 2022. The decrease in other expenses was mainly due to the approximately $0.2 million of cash fees paid during the six months ended June 30, 2022 related to the Series B Waiver agreements.

Net Loss

As a result of the factors above, our net loss for the six months ended June 30, 2023 totaled approximately $8.2 million, a decrease of approximately $6.8 million, or 45%, over the approximately $15.0 million recorded for the six months ended June 30, 2022.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,607,262)	$(12,497,681)
Financing activities	5,480,412	5,443,522
Net decrease in cash and cash equivalents	$(126,850)	$(7,054,159)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 of approximately $5.6 million was primarily attributable to our net loss of approximately $8.2 million, partially offset by non-cash expenses of approximately $0.7 million, mainly related to stock-based compensation, as well as a decrease in prepaid expenses of $0.9 million and increases in accounts payable and accrued expense of approximately $1.0 million.

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

Financing Activities

Net cash provided by financing activities of approximately $5.5 million for the six months ended June 30, 2023 was primarily due to the net proceeds of approximately $2.2 million from the exercise of warrants and $3.7 million from the March 2023 Offering, partially offset by approximately $0.4 million of cash repayments of the note payable financing for corporate insurances.

Net cash provided by financing activities of approximately $5.4 million for the six months ended June 30, 2022 was primarily due to the net proceeds of approximately $8.0 million from the March 2022 Offering of our Common Stock and warrants, partially offset by approximately $2.4 million of cash payments made related to the Merger Agreement repayments of approximately $0.5 million related to the note payable.

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

During the six months ended June 30, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2023, David Hoffman, a former member of the Company’s board of directors, filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking advancement of his attorneys’ fees and expenses relating to certain aspects of his service as a director of the Company (the “Complaint”). The Complaint alleges that Mr. Hoffman is entitled to reimbursement of approximately $250,000 of alleged fees and expenses he has purportedly incurred in the lawsuit filed in the Court of Chancery. The case went to trial in May 2023 and the parties are awaiting a decision from the court. Mr. Hoffman may seek advancement of additional fees and expenses. If the Company does not prevail, the court may award Mr. Hoffman all or some lesser amount of the amount he is seeking.

ITEM 1A. RISK FACTORS

There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
4.1	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)
10.1	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023)
10.2	Amendment to the 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2023)
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: August 14, 2023		(Principal Financial and Accounting Officer)