Form 10-Q
period 2023-09-30
First Wave BioPharma, Inc.
filed 2023-11-13
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(561) 589-7020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	FWBI	The Nasdaq Stock Market LLC

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

There were 13,499,979 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of November 10, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to regain and maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC;
●	our ability to satisfy our payment obligations under the First Wave Acquisition (as defined below);
●	statements regarding the impact of the COVID-19 pandemic and other geopolitical events, including the wars in Israel and Ukraine and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	the integration and effects of our acquisitions and other strategic transactions;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Capeserod, the biologic Adrulipase and Niclosamide;
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;
●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that become available for the indications that we are pursuing;

●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and
●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs and consumer products, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources and we have not independently verified the data from third party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “First Wave,” the “Company,” “we,” “us,” “our” and similar references are to First Wave BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “First Wave BioPharma” refer to First Wave BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to AzurRx SAS, First Wave BioPharma’s former wholly-owned subsidiary through which we conducted our European operations, which was dissolved effective October 26, 2022. References to “FWB” refer to First Wave Bio, Inc., First Wave BioPharma’s wholly-owned subsidiary.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023.

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	September 30,
	2023	December 31,
	(unaudited)	2022
ASSETS

Current Assets:
Cash and cash equivalents	$3,292,327	$1,362,910
Other receivables	—	93,014
Prepaid expenses	684,273	1,956,831
Total Current Assets	3,976,600	3,412,755

Property, equipment, and leasehold improvements, net	21,884	43,839

Other Assets:
Goodwill	1,684,182	1,684,182
Restricted cash	21,521	21,513
Operating lease right-of-use assets	211,832	259,261
Deposits	11,250	18,149
Total Other Assets	1,928,785	1,983,105
Total Assets	$5,927,269	$5,439,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$579,291	$720,040
Accrued expenses	834,540	320,176
Accrued dividend payable	992,535	761,488
Note payable	—	603,494
Operating lease liabilities	65,322	66,151
Other current liabilities	10,806	12,138
Total Current Liabilities	2,482,494	2,483,487

Non-current operating lease liabilities	165,970	214,060
Total Liabilities	2,648,464	2,697,547

Stockholders’ Equity:
Common stock - Par value $0.0001 per share; 50,000,000 shares authorized; 13,463,479 and 995,003 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,346	100
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares designated; 521.72 and 550.17 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares designated; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	183,505,191	171,275,741
Accumulated deficit	(180,227,732)	(168,533,689)
Total Stockholders’ Equity	3,278,805	2,742,152
Total Liabilities and Stockholders’ Equity	$5,927,269	$5,439,699

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development expenses	$1,011,055	$791,067	$3,725,833	$8,674,480
Research and development recovery - intellectual property acquired	—	(8,085,045)	—	(8,085,045)
General and administrative expenses	2,422,082	2,904,448	7,951,373	9,808,960
Total operating expenses (recovery)	3,433,137	(4,389,530)	11,677,206	10,398,395

(Loss) income from operations	(3,433,137)	4,389,530	(11,677,206)	(10,398,395)

Other (expenses) income:
Interest expense	(1,250)	(863)	(15,415)	(9,686)
Interest income	229	2,664	2,307	3,729
Other expense	—	—	(3,729)	(239,301)
Total other (expenses) income	(1,021)	1,801	(16,837)	(245,258)

Net (loss) income	$(3,434,158)	$4,391,331	$(11,694,043)	$(10,643,653)

Other comprehensive (loss) income:
Foreign currency translation adjustment	—	(35,235)	—	(230,586)
Total comprehensive (loss) income	$(3,434,158)	$4,356,096	$(11,694,043)	$(10,874,239)

Net (loss) income	$(3,434,158)	$4,391,331	$(11,694,043)	$(10,643,653)
Deemed dividend on warrant modifications	—	(47,300)	—	(47,300)
Preferred stock dividends	(49,292)	(110,278)	(231,047)	(298,195)
Net (loss) income applicable to common shareholders	$(3,483,450)	$4,233,753	$(11,925,090)	$(10,989,148)

Basic weighted average shares outstanding	7,566,018	228,773	3,763,506	136,113
Diluted weighted average shares outstanding	7,566,018	232,248	3,763,506	136,113
Net (loss) income per share – basic	$(0.46)	$18.51	$(3.17)	$(80.74)
Net (loss) income per share – diluted	$(0.46)	$18.23	$(3.17)	$(80.74)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, July 1, 2023	546	$—	4,208,995	$421	$177,675,113	$(176,793,574)	$—	$881,960
Issuance of common stock, pre-funded warrants and warrants in July 2023 offering, net of issuance costs	—	—	610,000	61	1,833,866	—	—	1,833,927
Issuance of common stock in connection with the exercise of warrants in the September 2023 Inducement Offering, net of offering costs	—	—	5,882,036	588	3,706,183	—	—	3,706,771
Exercise of pre-funded warrants into common stock	—	—	2,675,000	267	—	—	—	267
Deemed dividend of Series B preferred stock	—	—	—	—	(49,292)	—	—	(49,292)
Conversion of Series B preferred shares into common stock	(24)	—	417	—	—	—	—	—
Common stock issued to consultants	—	—	50,000	5	75,995	—	—	76,000
Issuance of common stock from RSU vest	—	—	37,031	4	(4)	—	—	—
Stock-based compensation	—	—	—	—	263,330	—	—	263,330
Net loss	—	—	—	—	—	(3,434,158)	—	(3,434,158)
Balance, September 30, 2023	522	—	13,463,479	1,346	183,505,191	(180,227,732)	—	3,278,805

											Accumulated
	Series E Convertible		Series D Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, July 1, 2022	—	—	—	—	631	$—	108,094	$10	$156,168,644	$(168,939,031)	$(1,419,486)	$(14,189,863)
Issuance of Series D preferred stock and warrants for cash, net of offering costs	—	—	150	—	—	—	—	—	178,336	—	—	178,336
Issuance of Series E preferred stock, net of offering costs	150	—	—	—	—	—	—	—	20,664	—	—	20,664
Issuance of common stock from the conversion of Series D preferred stock	—	—	(150)	—	—	—	4,761	1	(1)	—	—	—
Issuance of common stock from the conversion of Series E preferred stock	(150)	—	—	—	—	—	4,761	1	(1)	—	—	—
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	211,968	21	7,373,334	—	—	7,373,355
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(110,278)	—	—	(110,278)
Effect of cancelled shares from the 1-for-30 reverse stock split	—	—	—	—	—	—	(12)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	91,641	—	—	91,641
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(35,235)	(35,235)
Net income	—	—	—	—	—	—	—	—	—	4,391,331	—	4,391,331
Balance, September 30, 2022	—	$—	—	$—	631	$—	329,572	$33	$163,722,339	$(164,547,700)	$(1,454,721)	$(2,280,049)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

							Accumulated
	Series B Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2023	550	$—	995,003	$100	$171,275,741	$(168,533,689)	$—	$2,742,152
Issuance of common stock, pre-funded warrants and warrants in March 2023 offering, net of issuance costs	—	—	128,000	13	3,690,960	—	—	3,690,973
Issuance of common stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	1,724,332	173	2,238,892	—	—	2,239,065
Issuance of common stock, pre-funded warrants and warrants in July 2023 offering, net of issuance costs	—	—	610,000	61	1,833,866	—	—	1,833,927
Issuance of common stock in connection with the exercise of warrants in the September 2023 Inducement Offering, net of offering costs	—	—	5,882,036	588	3,706,183	—	—	3,706,771
Exercise of pre-funded warrants into common stock	—	—	3,999,493	398	259	—	—	657
Deemed dividend of Series B preferred stock	—	—	—	—	(231,047)	—	—	(231,047)
Conversion of Series B preferred shares into common stock	(28)	—	487	—	—	—	—	—
Common stock issued to consultants	—	—	50,000	5	75,995	—	—	76,000
Issuance of common stock from RSU vest	—	—	77,095	8	(8)	—	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(2,967)	—	—	—	—	—
Stock-based compensation	—	—	—	—	914,350	—	—	914,350
Net loss	—	—	—	—	—	(11,694,043)	—	(11,694,043)
Balance, September 30, 2023	522	—	13,463,479	1,346	183,505,191	(180,227,732)	—	3,278,805

											Accumulated
	Series E Convertible		Series D Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, January 1, 2022	—	—	—	—	662	$—	70,742	$7	$147,306,625	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of Series D preferred stock and warrants for cash, net of offering costs	—	—	150	—	—	—	—	—	178,336	—	—	178,336
Issuance of Series E preferred stock, net of offering costs	150	—	—	—	—	—	—	—	20,664	—	—	20,664
Issuance of common stock from the conversion of Series D preferred stock	—	—	(150)	—	—	—	4,761	1	(1)	—	—	—
Issuance of common stock from the conversion of Series E preferred stock	(150)	—	—	—	—	—	4,761	1	(1)	—	—	—
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of offering costs	—	—	—	—	—	—	7,857	1	7,971,931	—	—	7,971,932
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	217,038	21	7,691,201	—	—	7,691,222
Exercise of pre-funded warrants into common stock	—	—	—	—	—	—	23,086	2	48,011	—	—	48,013
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(298,195)	—	—	(298,195)
Warrant modification	—	—	—	—	—	—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification	—	—	—	—	—	—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into common stock	—	—	—	—	(31)	—	910	—	—	—	—	—
Common stock issued to consultants	—	—	—	—	—	—	429	—	118,990	—	—	118,990
Effect of cancelled shares from the 1-for-30 reverse stock split	—	—	—	—	—	—	(12)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	684,778	—	—	684,778
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(230,586)	(230,586)
Net loss	—	—	—	—	—	—	—	—	—	(10,643,653)	—	(10,643,653)
Balance, September 30, 2022	—	$—	—	$—	631	$—	329,572	$33	$163,722,339	$(164,547,700)	$(1,454,721)	$(2,280,049)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,694,043)	$(10,643,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,955	21,953
Change in right-of-use assets	47,429	61,681
Stock-based compensation	914,350	684,778
Common stock granted to consultants	76,000	118,990
Changes in assets and liabilities:
Other receivables	93,014	(191,984)
Prepaid expenses	1,272,558	614,809
Lease liabilities	(48,919)	(93,438)
Deposits	6,899	9,714
Accounts payable	(140,749)	875,257
Accrued expenses	514,364	(120,985)
Payable related to acquisition	—	(8,085,045)
Other liabilities	(1,332)	(3,867)
Net cash used in operating activities	(8,938,474)	(16,751,790)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	199,000
Proceeds from issuance of common stock, pre-funded warrants and warrants, net	5,525,010	7,971,932
Proceeds from exercise of warrants, net of issuance costs	5,946,383	48,013
Issuance of common stock at-the-market for cash, net of offering costs	—	7,691,222
Deferred offering costs	—	(138,684)
Payment made related to acquisition	—	(4,914,955)
Repayments of note payable	(603,494)	(641,236)
Net cash provided by financing activities	10,867,899	10,215,292

Net increase (decrease) in cash and restricted cash	1,929,425	(6,536,498)

Effect of exchange rate changes on cash	—	(33,668)

Cash, cash equivalents and restricted cash, beginning balance	1,384,423	8,248,684
Cash, cash equivalents and restricted cash, ending balance	$3,313,848	$1,678,518

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,414	$8,824

Non-cash investing and financing activities:
Deemed dividend on warrant modifications	$—	$(47,300)
Accrued dividends on preferred stock	$(231,047)	$(298,195)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

The Company is currently focused on developing a therapeutic pipeline with multiple Phase 2 clinical stage programs built around three proprietary technologies – the biologic Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in cystic fibrosis and chronic pancreatitis patients with exocrine pancreatic insufficiency; Capeserod, a selective 5-HT4 receptor partial agonist which we will pursue for GI indications; and Niclosamide, an oral small molecule with anti-inflammatory properties for patients with inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

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

In addition, the Company is subject to other challenges and risks specific to its business, its ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology and pharmaceutical industries with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its drug candidates; delays or problems in the manufacture and supply of its drug candidates; loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or drug candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; and complying with applicable regulatory requirements.

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

In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The condensed consolidated balance sheet at December 31, 2022, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023.

Going Concern Uncertainty

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2023, the Company had cash and cash equivalents of approximately $3.3 million, accumulated deficit of approximately $180.2 million, and working capital of approximately $1.5 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company anticipates having sufficient cash to fund planned operations through December 2023, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company has classified approximately $0.02 million as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At September 30, 2023 the Company had approximately $3.2 million in one account in the U.S. which was in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Foreign Currency Translation

For foreign subsidiaries with operations denominated in a foreign currency, assets and liabilities were translated to U.S. dollars, which was the functional currency, at period end exchange rates. Income and expense items were translated at average rates of exchange prevailing during the periods presented. Gains and losses from translation adjustments were accumulated in a separate component of stockholders’ equity up until the dissolution of AzurRx SAS in October 2022, at which time cumulative translation adjustments were recognized as a loss for the year ended December 31, 2022.

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through September 30, 2023 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2023.

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

License Agreements

The Company records payments related to license agreements for assets acquired that have not reached technological feasibility and which have no alternative future use, as research and development expenses. On September 13, 2023, the Company entered into a license agreement with Sanofi to license Capeserod, a selective 5-HT4 receptor partial agonist, which the Company will repurpose and develop for gastrointestinal (“GI”) indications. Under the terms of the agreement, the Company received from Sanofi an exclusive, global license for Capeserod and assumed responsibility for all future clinical development (see Note 12).

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expense, except for goodwill related to patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, expenses with clinical research organizations (“CROs”), investigative sites, consultants and contractors that conduct or provide other services relating to clinical trials, costs to acquire drug product, drug supply and clinical trial materials from contract development and manufacturing organization (“CDMOs”) and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s licenses, and research and development costs related to Adrulipase, Capeserod, and Niclosamide. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2023 (unaudited):
Money market funds	$12,086	$12,086	$—	$—	$12,086
Note payable	—	—	—	—	—

December 31, 2022:
Money market funds	509,890	509,890	—	—	509,890
Note payable	$603,494	$—	$603,494	$—	$603,494

At September 30, 2023 and December 31, 2022, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 4 – Asset Acquisition

The Asset Acquisition

During the nine months ended September 30, 2022, the Company paid an aggregate of $2.4 million in cash towards the purchase price of FWB in accordance with the terms of an Agreement and Plan of Merger dated as of September 13, 2021 (the “Merger Agreement”) and a settlement agreement reached on November 21, 2021 (the “November 2021 Settlement Agreement”).

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

The remaining unachieved potential milestone payments and revenue share are not yet considered probable, therefore have not been accrued as of September 30, 2023. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements consisted of the following:

	September 30,
	2023	December 31,
	(unaudited)	2022
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(65,934)	(43,979)
Property, plant and equipment, net	$21,884	$43,839

Depreciation expense for each of the three months ended September 30, 2023 and 2022 was approximately $7,300, and for each of the nine months ended September 30, 2023 and 2022 was approximately $22,000.

Note 6 –Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2022	$1,911,705
Foreign currency translation	(227,523)
Balance on December 31, 2022	1,684,182
Foreign currency translation	—
Balance on September 30, 2023 (unaudited)	$1,684,182

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30,
	2023	December 31,
	(unaudited)	2022
License agreement	$500,000	$—
Professional fees	244,215	309,867
Consulting fees	82,974	4,969
Payroll and benefits	7,351	—
Clinical trials	—	5,340
Total accrued expenses	$834,540	$320,176

Note 8 – Note Payable

Directors and Officer’s Liability Insurance

On November 30, 2022, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $677,000 that bears interest at an annual rate of 6.79%. Monthly payments, including principal and interest, of approximately $77,000 per month. The balance due under these financing agreements was approximately $0 and $603,000 at September 30, 2023 and December 31, 2022, respectively.

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

The Company had 13,463,479 and 995,003 shares of its Common Stock issued and outstanding on September 30, 2023 and December 31, 2022, respectively.

The Company had approximately 521.72 and 550.17 shares of Series B preferred stock issued and outstanding on September 30, 2023 and December 31, 2022, respectively.

The Company had 0 shares of Series C, Series D, Series E and Series F preferred stock issued and outstanding on September 30, 2023 and December 31, 2022.

Most Favored Nations Exchange Right and Waiver Agreements

In the event the Company effects any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof (a “Subsequent Financing”), each holder of the Series B Preferred Stock had the right, subject to certain exceptions set forth in the Series B Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock (the “Exchange Amount”) for any securities or units issued in a Subsequent Financing on dollar-for-dollar basis (the “Series B Exchange Right”).

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

Pursuant to the terms of a Waiver Agreement entered into by the Company and the Consenting Holders (the “Waiver Agreement”), the Company permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $52.50 per share or, in the case of Consenting Holders who are officers and directors of the Company, $69.174 (the “Exercise Price Reduction”). Only Consenting Holders are entitled to the Exercise Price Reduction. Series B Warrants to purchase an aggregate of approximately 1,196 shares of Common Stock received the Exercise Price Reduction which was effective as of the Expiration Date. As a result of the Exercise Price Reduction of the Series B Warrants described above, the Company recorded a deemed dividend of approximately $0.047 million for the nine months ended September 30, 2022.

From inception through September 30, 2023, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 9,058 shares of Common Stock (which conversion the Company has elected to make in full), and additional warrants exercisable for up to an aggregate of 9,058 shares of Common Stock, (ii) holders of approximately 123.42 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $1.1 million had previously elected to exercise their Series B Exchange Rights into 1,969 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 909 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 909 shares of Common Stock.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement over 12-month periods. During the year ended December 31, 2022, the Company issued and sold an aggregate of 217,036 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $8.0 million less issuance costs incurred of approximately $309,000. As of September 30, 2023, the maximum dollars authorized under the ATM Agreement were issued.

September 2023 Inducement Offering

On September 14, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “September 2023 Holders”) of warrants to purchase shares of the Company’s Common Stock (the “September 2023 Existing Warrants”) pursuant to which the September 2023 Holders agreed to exercise for cash their September 2023 Existing Warrants to purchase 5,882,036 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $0.43 per share, in exchange for the Company’s agreement to issue new warrants (the “September 2023 Inducement Warrants”) on substantially the same terms as the September 2023 Existing Warrants as described below, to purchase up to 11,764,072 shares of the Company’s Common Stock (the “September 2023 Inducement Warrant Shares”) and a cash payment of $0.125 per September 2023 Inducement Warrant Share which was paid in full upon the exercise of the September 2023 Existing Warrants (the “September 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $4.0 million from the exercise of the September 2023 Existing Warrants by the Holders and the sale of the September 2023 Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth $220,000 for its services.

July 2023 Offering

On July 21, 2023, the Company completed an offering (the “July 2023 Offering”) for an aggregate of (i) 610,000 shares of Common Stock, (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 2,675,000 shares of Common Stock, and (iii) common warrants (the “July 2023 Warrants”) to purchase up to an aggregate of 6,570,000 shares of Common Stock. The public offering price for each share of Common Stock and accompanying July 2023 Warrant to purchase one share of Common Stock was $0.64 per share. The July 2023 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. To date, pre-funded warrants have been exercised to purchase 2,675,000 shares of Common Stock. The July 2023 Warrants have an exercise price of $0.64 per share, are exercisable immediately and will expire five years from the initial exercise date.

The Company received gross proceeds of approximately $2.1 million less placement agent’s fees and other offering expenses of approximately $250,000.

June 2023 Inducement Offering

On June 13, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “June 2023 Holders”) of warrants to purchase shares of the Company’s Common Stock (the “June 2023 Existing Warrants”) pursuant to which the June 2023 Holders agreed to exercise for cash their June 2023 Existing Warrants to purchase 1,724,332 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $1.15 per share, in exchange for the Company’s agreement to issue new warrants (the “June 2023 Inducement Warrants”) on substantially the same terms as the June 2023 Existing Warrants as described below, to purchase up to 3,448,664 shares of the Company’s Common Stock (the “June 2023 Inducement Warrant Shares”) and a cash payment of $0.125 per June 2023 Inducement Warrant Share which was paid in full upon the exercise of the June 2023 Existing Warrants (the “June 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $2.4 million from the exercise of the June 2023 Existing Warrants by the June 2023 Holders and the sale of the June 2023 Inducement Warrants. The Company engaged Roth to act as its financial advisor in connection with the transactions summarized above and paid Roth $150,000 for its services.

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

As compensation to Wainwright, who was the exclusive placement agent in connection with the July 2022 Offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised and reimbursement of certain expenses and legal fees. The Company also issued to designees of Wainwright in a private placement warrants (the “Placement Agent Warrants”) to purchase up to 571 shares of Common Stock. The Placement Agent Warrants were cancelled and terminated on October 5, 2022. None of the Placement Agent Warrants were exercised prior to cancellation and termination.

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

Common Stock Issuances

Issuances for the Three Months Ended September 30, 2023

During the three months ended September 30, 2023, the Company issued 610,000 shares of Common Stock under the July 2023 Offering for which the Company received net proceeds of approximately $1.8 million.

During the three months ended September 30, 2023, the Company issued 5,882,036 shares of Common Stock upon the exercise of an aggregate of 5,882,036 investor warrants for which the Company received net proceeds of approximately $3.7 million (See Note 10).

During the three months ended September 30, 2023, the Company issued an aggregate of 2,675,000 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001.

During the three months ended September 30, 2023, the Company issued an aggregate of 417 shares of Common Stock upon the exchange of an aggregate of 24.22 shares of Series B Preferred Stock with a stated value of approximately $186,500 plus accrued dividends of approximately $43,300.

During the three months ended September 30, 2023, the Company issued an aggregate of 50,000 shares of its Common Stock to consultants with a grant date fair value of approximately $76,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended September 30, 2023, the Company issued an aggregate of 37,031 shares of Common Stock upon the vesting of restricted stock units (“RSUs”) (See Note 11).

Issuances for the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company issued 128,000 shares of Common Stock under the March 2023 Offering for which the Company received net proceeds of approximately $3.7 million.

During the nine months ended September 30, 2023, the Company issued 1,724,332 shares of Common Stock upon the exercise of an aggregate of 1,724,332 investor warrants for which the Company received net proceeds of approximately $2.2 million (See Note 10).

During the nine months ended September 30, 2023, the Company issued 610,000 shares of Common Stock under the July 2023 Offering for which the Company received net proceeds of approximately $1.8 million.

During the nine months ended September 30, 2023, the Company issued 5,882,036 shares of Common Stock upon the exercise of an aggregate of 5,882,036 investor warrants for which the Company received net proceeds of approximately $3.7 million (See Note 10).

During the nine months ended September 30, 2023, the Company issued an aggregate of 3,999,493 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

During the nine months ended September 30, 2023, the Company issued an aggregate of 487 shares of Common Stock upon the exchange of an aggregate of 28.45 shares of Series B Preferred Stock with a stated value of approximately $219,000 plus accrued dividends of approximately $49,500.

During the nine months ended September 30, 2023, the Company issued an aggregate of 50,000 shares of its Common Stock to consultants with a grant date fair value of approximately $76,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2023, the Company issued an aggregate of 77,095 shares of Common Stock upon the vesting of RSUs (See Note 11).

During the nine months ended September 30, 2023, the Company cancelled an aggregate of 2,967 shares of Common Stock in connection with the 1-for-7 reverse stock split on January 18, 2023.

Issuances for the Three Months Ended September 30, 2022

During the three months ended September 30, 2022, the Company issued an aggregate of 9,522 shares of Common Stock upon the conversion of Series E and Series D preferred stock.

During the three months ended September 30, 2022, the Company issued and sold an aggregate of 211,968 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $7.4 million.

During the three months ended September 30, 2022, the Company cancelled an aggregate of 12 shares of Common Stock in connection with the 30-for-1 reverse stock split on August 26, 2022.

Issuances for the Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company issued an aggregate of 9,522 shares of Common Stock upon the conversion of Series E and Series D preferred stock.

During the nine months ended September 30, 2022, the Company issued 7,857 shares of Common Stock under the March 2022 Offering for which the Company received net proceeds of approximately $8.0 million.

During the nine months ended September 30, 2022, the Company issued and sold an aggregate of 217,038 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $7.7 million.

During the nine months ended September 30, 2022, the Company issued an aggregate of 23,086 shares of Common Stock upon the conversion of the March 2022 Pre-Funded Warrants issued at a par value of $2.10 (See Note 10).

During the nine months ended September 30, 2022, the Company issued an aggregate of 910 shares of Common Stock and accompanying Exchange Warrants upon the exchange of an aggregate of 30.92 shares of Series B Preferred Stock with a stated value of approximately $238,000 plus accrued dividends of approximately $27,000.

During the nine months ended September 30, 2022, the Company issued an aggregate of 429 shares of its Common Stock to consultants with a grant date fair value of approximately $119,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2022, the Company cancelled an aggregate of 12 shares of Common Stock in connection with the 30-for-1 reverse stock split on August 26, 2022.

Note 10 – Warrants

Warrant activity for the nine months ended September 30, 2023 and 2022 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2023	2,179,798	$19.16	5.50
Issued	27,398,790	0.73	4.59
Expired	(116)	773.79	—
Exercised	(11,605,861)	0.96	4.72
Warrants outstanding and exercisable on September 30, 2023	17,972,611	$2.38	4.89

Warrants outstanding and exercisable on January 1, 2022	26,089	$1,992.90	3.95
Issued	66,317	142.52	4.49
Expired	(596)	7,880.46	—
Exercised	(23,086)	2.10	4.42
Warrants outstanding and exercisable on September 30, 2022	68,724	$631.33	4.07

The outstanding warrants expire from 2024 through 2028.

During the nine months ended September 30, 2023, the Company issued warrants and pre-funded warrants to purchase 2,941,054 shares of the Company’s Common Stock in connection with the March 2023 Offering, warrants to purchase 3,448,664 shares of the Company’s Common Stock in connection with the June 2023 Inducement Offering, warrants and pre-funded warrants to purchase 9,245,000 shares of the Company’s Common Stock in connection with the July 2023 Offering, and warrants to purchase 11,764,072 shares of the Company’s Common Stock in connection with the September 2023 Inducement Offering (See Note 9).

During the nine months ended September 30, 2023, an investor exercised pre-funded warrants to purchase 3,999,493 shares of the Company’s Common Stock in connection with previous offerings. During the nine months ended September 30, 2023, an investor exercised warrants to purchase 7,606,368 shares of the Company’s Common Stock in connection with previous offerings as a result of the June 2023 and September 2023 Inducement Offerings (see Note 9).

During the nine months ended September 30, 2022, the Company issued warrants, pre-funded warrants, and placement agent warrants to purchase 55,885 shares of the Company’s Common Stock in connection with the March 2022 Offering, Series C warrants to purchase 910 shares of the Company’s Common Stock in connection with a Series B Preferred Stock exchange, as well as July 2022 Warrants to purchase 9,522 shares of Common Stock in connection with the July 2022 Offering (see Note 9).

During the nine months ended September 30, 2022, an investor exercised pre-funded warrants to purchase 23,086 shares of the Company’s Common Stock in connection with previous offerings.

In connection with the March 2022 Offering, the Company entered into a warrant amendment agreement with an investor pursuant to which the Company agreed to amend the investor’s existing warrants to purchase up to 5,080 shares of Common Stock at an exercise price of $1,680 per share issued in January 2021 and warrants to purchase up to 1,872 shares of Common Stock at an exercise price of $2,541 per share issued in March 2021 (the “March Existing Warrants”), in consideration for such investor’s purchase of $9.0 million of securities in the March 2022 Offering and payment of $5.901 per share for each share of Common Stock issuable upon exercise of the March Existing Warrants to (i) lower the exercise price of the March Existing Warrants to $264.60 per share and (ii) extend the termination date of the March Existing Warrants to March 2, 2027.

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

As of September 30, 2023, there were an aggregate of 1,024 total shares available (but un-issuable) under the 2014 Plan, of which 732 are issued and outstanding, and 292 shares are reserved subject to issuance of restricted stock and RSUs.

As of September 30, 2023, 1,167,480 total shares were authorized under the 2020 Plan, of which 158,313 were issued and outstanding and 1,009,167 shares were available for potential issuances.

During the nine months ended September 30, 2023 and 2022, stock option activity under the 2014 Plan and 2020 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2023	4,076	$958.14	8.22	$—
Granted	5,000	3.73	9.40	—
Forfeited	(11)	573.68	—	—
Expired	(109)	4,363.67	—	—
Outstanding at September 30, 2023	8,956	$397.33	8.68	$—
Exercisable at September 30, 2023	6,625	$464.22	8.62	$—

Outstanding at January 1, 2022	1,941	$2,470.99	7.28	$—
Granted	3,266	288.19	7.50	—
Forfeited	(678)	841.40	—	—
Cancelled	(535)	2,485.98	—	—
Outstanding at September 30, 2022	3,994	$970.41	8.45	$—
Exercisable at September 30, 2022	1,962	$1,509.13	7.75	$—

During the nine months ended September 30, 2023 and 2022, the Board approved the grant of options to purchase 5,000 and 3,266 shares of Common Stock, respectively. All option grants were pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

During the nine months ended September 30, 2023 and 2022, stock options to purchase 11 and 678 shares of Common Stock, respectively, were forfeited. During the nine months ended September 30, 2023, stock options to purchase 109 shares of Common Stock expired. During the nine months ended September 30, 2022, stock options to purchase 535 shares of Common Stock were cancelled.

For the nine months ended September 30, 2023 and 2022, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2023	2022
Contractual term (in years)	6.50	6.50
Expected Volatility	98.80%	90.92%
Risk-free interest rate	4.08%	1.11%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock granted during the nine months ended September 30, 2023 and 2022 was $3.05 and $223.72, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units (“RSUs”) refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of September 30, 2023 and 2022, under the 2014 Plan, the Company had 130 shares of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $388,000, which will be recognized when vesting of certain milestones become probable.

During the nine months ended September 30, 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2023	—	$—	—
Awarded	160,239	6.20
Vested	(113,595)	6.20
Cancelled	(10,150)	6.20
Non-vested Outstanding at September 30, 2023	36,494	$6.20	0.25

During the nine months ended September 30, 2023, the Board approved the grant of 160,239 RSUs. All grants of RSUs were pursuant to the 2020 Plan, vest quarterly over a one-year period and are issued in the following quarter. During the nine months ended September 30, 2023, 113,595 RSUs vested, of which 36,500 were issued in October 2023.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$34,847	$22,623	$111,092	$93,870
General and administrative	228,483	69,018	803,258	590,908
Total stock-based compensation expense	$263,330	$91,641	$914,350	$684,778

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to stock options and RSUs of approximately $0.6 million. Approximately $0.4 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock awards of 0.66 years. Approximately $0.2 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

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

Note 12 – Agreements

License Agreement with Sanofi

On September 13, 2023, the Company entered into a License Agreement with Sanofi, pursuant to which the Company received a license to obtain certain exclusive worldwide rights to develop and commercialize Capeserod, a selective 5-HT4 receptor partial agonist which the Company intends to repurpose and develop for gastrointestinal indications.

The Company paid Sanofi an upfront payment of $500,000 in October 2023 and Sanofi will be eligible to receive up to $46 million in potential development and regulatory milestone payments and up to $235 million in potential commercial milestone payments. Sanofi will also be eligible to receive mid-to-high single-digit royalties on net sales, as well as a percentage of sublicense and transfer revenues with respect to Capeserod. Sanofi will also have a right of first refusal with respect to Capeserod out-licensing transactions.

The upfront payment of $500,000 was recorded as research and development expense in the three and nine months ended September 30, 2023. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

The License Agreement shall expire on a country-by-country basis upon the later of: (i) the expiration of the last to expire valid claim of an applicable patent in such country covering such licensed product, (ii) the expiration of the regulatory exclusivity for such licensed product in the applicable country and (iii) the tenth anniversary of the date of first commercial sale of a licensed product in such country. Each party may terminate the License Agreement if the other party materially breaches its obligations under the License Agreement and fails to cure such material breach within 60 days from the date of such notice of breach, except in the case of payment breach, as to which the breaching party will have only a ten-day cure period. Sanofi may terminate the License Agreement upon any bankruptcy proceedings by the Company. The Company may terminate the License Agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination.

Note 13 – Leases

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

Lease expense was approximately $42,000 and $36,000, respectively, for the three months ended September 30, 2023 and 2022 and $114,000 and $115,000, respectively, for the nine months ended September 30, 2023 and 2022.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of September 30, 2023 are:

September 30,
2023
Lease term and discount rate	2.9
Weighted-average remaining lease term (years)
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of September 30, 2023, were as follows:

2023 (remainder of year)	$42,360
2024	86,202
2025	88,788
2026	60,593
Total lease payments	277,943
Less imputed interest	(46,651)
Present value of lease liabilities	$231,292

Note 14 - Net (Loss) Income per Common Share

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

All shares of Common Stock that may potentially be issued in the future are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income applicable to common shareholders	$(3,483,450)	$4,233,753	$(11,925,090)	$(10,989,148)

Basic weighted average shares outstanding	7,566,018	228,773	3,763,506	136,113
Convertible preferred stock	—	3,475	—	—
Diluted weighted average shares outstanding	7,566,018	232,248	3,763,506	136,113
Basic net (loss) income per share	$(0.46)	$18.51	$(3.17)	$(80.74)
Diluted net (loss) income per share	$(0.46)	$18.23	$(3.17)	$(80.74)

All shares of Common Stock that may potentially be issued in the future are as follows:

	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)
Common stock warrants	17,972,611	68,724
Stock options	8,956	3,994
RSUs not yet issued	72,994	—
Convertible preferred stock (1)	3,084	3,475
Restricted stock not yet issued	162	162
Total shares of common stock issuable	18,057,807	76,355
(1)	Convertible preferred stock is assumed to be converted at the rate of $1,617 per common share, which is the conversion price as of September 30, 2023.

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

Employer contributions under this 401(k) plan amounted to approximately $21,000 for each of the three months ended September 30, 2023 and 2022, and approximately $68,000 and $97,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 16 - Subsequent Event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the item noted below.

On October 26, 2023, the Company received a notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that in connection with the July 2023 Offering, the Company was not in compliance with Nasdaq’s shareholder approval requirements set forth in listing rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price. The Company has 45 calendar days to submit a plan to regain compliance. If the plan is accepted, the Staff can grant an extension of up to 180 calendar days from the date of the letter to evidence compliance.

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

We are currently focused on developing a therapeutic pipeline with multiple Phase 2 clinical stage programs built around three proprietary technologies –the biologic Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in cystic fibrosis and chronic pancreatitis patients with exocrine pancreatic insufficiency; Capeserod, a selective 5-HT4 receptor partial agonist which we will pursue for GI indications; and Niclosamide, an oral small molecule with anti-inflammatory properties for patients with inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

Our Adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In July 2023, we announced topline results from our Phase 2b monotherapy bridging study using a new enteric microgranule formulation of Adrulipase While the initial data from the study indicated that the enhanced Adrulipase formulation was safe and well tolerated and demonstrated an improvement over prior formulations of Adrulipase, it also indicated that it is likely that the primary efficacy endpoint was not achieved. We are continuing to assess this data, along with secondary efficacy endpoint data, and plan to schedule a Type C meeting with the FDA in 2024 to discuss next steps for the Adrulipase program.

Our Capeserod program was in-licensed from Sanofi in September 2023. Sanofi conducted Phase 1 and Phase 2 Central Nervous System (“CNS”) trials with over 600 patients. In Sanofi’s Phase 1 CNS trial, Capeserod appeared safe and well-tolerated. Research on Capeserod and subsequent artificial intelligence (“AI”) empowered analyses suggest that the drug possesses a unique mechanism of action that is applicable to several GI indications underserved by currently available therapeutics. We plan to repurpose Capeserod for GI indications and expect to initiate a Phase 2 clinical development program in either pediatric ulcerative colitis or gastroparesis. Sanofi retains the right of first refusal to develop and commercialize Capeserod.

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

Nasdaq Continued Listing Requirements

On August 17, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholder’s Equity Rule”). In that regard, we reported stockholders’ equity of $881,960 in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On October 2, 2023, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule. If our plan is accepted, the Staff can grant an extension of up to 180 calendar days from the date of the letter to evidence compliance. We are awaiting a determination from the Staff regarding our request for an extension to regain compliance.

On August 24, 2023, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have 180 days from August 24, 2023, or through February 20, 2024, to regain compliance with the Bid Price Rule.

On October 26, 2023, we received a notice from the Staff indicating that in connection with our July 2023 Offering, we were not in compliance with Nasdaq’s shareholder approval requirements set forth in listing rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price. We have 45 calendar days to submit a plan to regain compliance. If our plan is accepted, the Staff can grant an extension of up to 180 calendar days from the date of the letter to evidence compliance.

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

As of September 30, 2023, we had cash and cash equivalents of approximately $3.3 million, and had sustained cumulative losses attributable to common stockholders of approximately $180.2 million. We anticipate having sufficient cash to fund planned operations through December 2023, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

We have funded our operations to date primarily through the issuance of debt, convertible debt securities, preferred stock, as well as the issuance of Common Stock in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of Adrulipase, Capeserod, Niclosamide and any other drug candidates. We will require additional financing to develop our drug candidates, run clinical trials, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We will seek funds through additional equity and/or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Although, we are primarily focused on the development of our drug candidates, including Adrulipase, Capeserod, and Niclosamide, we are also opportunely focused on expanding our product pipeline of clinical assets through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions business combinations, and other partnership opportunities. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

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

Our ability to issue securities is subject to market conditions. Each issuance under a shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Consolidated Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,		Increase
	2023	2022	(decrease)
Operating expenses:
Research and development expenses	$1,011,055	$791,067	$219,988
Research and development recovery - intellectual property acquired	—	(8,085,045)	(8,085,045)
General and administrative expenses	2,422,082	2,904,448	(482,366)
Total operating expenses (recovery)	3,433,137	(4,389,530)	7,822,667
Other expenses (income)	1,021	(1,801)	2,822
Net loss (income)	$3,434,158	$(4,391,331)	$7,825,489

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our Adrulipase, Capeserod and Niclosamide drug candidates.

Research and development expenses for the three months ended September 30, 2023 totaled approximately $1.0 million, an increase of approximately $0.2 million, or 28%, over the approximately $0.8 million for the three months ended September 30, 2022. The increase in research and development expenses was primarily attributable to the up-front payment of $0.5 million due to Sanofi recorded in the three months ended September 30, 2023 per the executed license agreement for Capeserod. This increase was partially offset by decreases of approximately $0.2 million in personnel related costs and approximately $0.1 million in manufacturing costs related to Adrulipase.

Research and development recovery, related to intellectual property acquired, for the three months ended September 30, 2023, totaled $0 million as compared to $8.1 million for the three months ended September 30, 2022. This decrease was due to the liability reduction recorded in the three months ended September 30, 2022 of approximately $8.1 million in accordance with the July 2022 Term Sheet with Fortis Advisors LLC.

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

General and administrative expenses for the three months ended September 30, 2023 totaled approximately $2.4 million, a decrease of approximately $0.5 million, or 17% over the approximately $2.9 million recorded for the three months ended September 30, 2022. The decrease in general and administrative expenses was primarily due to decreases of approximately $0.5 million in public company costs, including investor relations and corporate communications; and approximately $0.3 million in professional fees, including audit and legal expenses; partially offset by an increase of approximately $0.3 million in non-cash stock-based compensation costs.

We expect general and administrative expenses to remain stable during the remainder of this fiscal year.

Other Expenses

Other expenses for the three months ended September 30, 2023 were essentially flat with other expenses recorded for the three months ended September 30, 2022.

Net Loss (Income)

As a result of the factors above, our net loss for the three months ended September 30, 2023 totaled approximately $3.4 million, an increase of approximately $7.8 million, or 157%, over the approximately $4.4 million net income recorded for the three months ended September 30, 2022.

Consolidated Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended
	September 30,		Increase
	2023	2022	(decrease)
Operating expenses:
Research and development expenses	$3,725,833	$8,674,480	$(4,948,647)
Research and development recovery – intellectual property acquired	—	(8,085,045)	8,085,045
General and administrative expenses	7,951,373	9,808,960	(1,857,587)
Total operating expenses	11,677,206	10,398,395	1,278,811
Other expenses	16,837	245,258	(228,421)
Net loss	$11,694,043	$10,643,653	$1,050,390

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our Adrulipase, Capeserod and Niclosamide drug candidates.

Research and development expenses for the nine months ended September 30, 2023 totaled approximately $3.7 million, a decrease of approximately $4.9 million, or 57%, over the approximately $8.7 million recorded for the nine months ended September 30, 2022. The decrease in research and development expenses was primarily attributable to decreases of approximately $3.7 million for clinical related expenses in connection with our Phase 2b Adrulipase SPAN clinical trial during the nine months ended September 30, 2023, as compared to our Phase 2 RESERVOIR COVID-19 GI clinical trial during the nine months ended September 30, 2022; approximately $1.0 million in manufacturing costs related to Adrulipase; and approximately $0.9 million in personnel related costs. These decreases were partially offset by the up-front payment of $0.5 million due to Sanofi per the executed license agreement for Capeserod.

Research and development recovery, related to intellectual property acquired, for the nine months ended September 30, 2023 totaled $0 million as compared to $8.1 million for the nine months ended September 30, 2022. This increase was due to the liability reduction recorded in the nine months ended September 30, 2022 of approximately $8.1 million in accordance with the July 2022 Term Sheet with Fortis Advisors LLC.

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

General and administrative expenses for the nine months ended September 30, 2023 totaled approximately $8.0 million, a decrease of approximately $1.9 million, or 19% over the approximately $9.8 million recorded for the nine months ended September 30, 2022. The decrease in general and administrative expenses was primarily due to decreases of approximately $0.8 million in professional fees, including audit and legal expenses; approximately $0.6 million in public company costs, including investor relations and corporate communications; and approximately $0.3 million in corporate costs.

We expect general and administrative expenses to remain stable during the remainder of this fiscal year.

Other Expenses

Other expenses for the nine months ended September 30, 2023 decreased approximately $0.2 million, or 93% over the approximately $0.2 million of other expenses recorded for the nine months ended September 30, 2022. The decrease in other expenses was mainly due to the $0.2 million of Waiver fees paid in the nine months ended September 30, 2023.

Net Loss

As a result of the factors above, our net loss for the nine months ended September 30, 2023 totaled approximately $11.7 million, an increase of approximately $1.1 million, or 10%, over the approximately $10.6 million recorded for the nine months ended September 30, 2022.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,438,474)	$(16,751,790)
Investing activities	(500,000)	—
Financing activities	10,867,899	10,215,292
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,929,425	$(6,536,498)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 of approximately $8.9 million was primarily attributable to our net loss of approximately $11.7 million; partially offset by a decrease in prepaid expenses of approximately $1.3 million, non-cash expenses of approximately $1.0 million, mainly related to stock-based compensation and common stock issued to consultants; and a net increase in accrued expenses and accounts payable of approximately $0.4 million.

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

Investing Activities

For the nine months ended September 30, 2023 and 2022, we did not use any cash for investing activities.

Financing Activities

Net cash provided by financing activities of approximately $10.9 million for the nine months ended September 30, 2023 was due to the net proceeds of approximately $5.9 million from the exercise of warrants, the net proceeds of approximately $5.5 million from the March 2023 and July 2023 offerings of our common stock, partially offset by repayments of approximately $0.6 million related to the note payable.

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

During the nine months ended September 30, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2023, David Hoffman, a former member of the Company’s board of directors, filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking advancement of his attorneys’ fees and expenses relating to certain aspects of his service as a director of the Company (the “Complaint”). The Complaint alleges that Mr. Hoffman is entitled to reimbursement of approximately $250,000 of alleged fees and expenses he has purportedly incurred in the lawsuit filed in the Court of Chancery. The case went to trial in May 2023 and the court found in favor of the Company in September 2023. Mr. Hoffman filed a motion to reargue or amend in October 2023 and the court denied this request.

ITEM 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report for the fiscal year ended December 31, 2022, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factor set forth below supplements and updates the risk factors previously disclosed and should be read together with the risk factors described in our Annual Report for the fiscal year ended December 31, 2022 and with any risk factors we may include in subsequent periodic filings with the SEC.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on The Nasdaq Stock Market LLC. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our common stock on The Nasdaq Stock Market LLC.

On August 17, 2023, we received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Common Stock on Nasdaq, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). In that regard, we reported a stockholders’ deficit of $(881,960) in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On October 2, 2023, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule.

On August 24, 2023, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have 180 days from August 24, 2023, or through February 20, 2024, to regain compliance with the Bid Price Rule.

On October 26, 2023, we received notice from the Staff of Nasdaq indicating that, in connection with our July 2023 Offering, we were not in compliance with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price. We have 45 calendar days to submit a plan to regain compliance. If our plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the letter to evidence compliance.

There can be no assurance that we will be able to regain and sustain compliance with all applicable requirements for continued listing on The Nasdaq Stock Market LLC. In the event that we are unable to regain and sustain compliance with all applicable requirements for continued listing on the Nasdaq, our common stock may be delisted from Nasdaq.

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

If we breach our license or other intellectual property-related agreements for our product candidates or otherwise experience disruptions to our business relationships with our licensor, we could lose the ability to continue the development and commercialization of our product candidates.

On September 13, 2023, we entered into a license agreement with Sanofi (the “Sanofi License Agreement”), pursuant to which we received a license to obtain certain exclusive worldwide rights to develop and commercialize Capeserod, a selective 5-HT4 receptor partial agonist which we intend to repurpose and develop for gastrointestinal indications. Our license may not cover all intellectual property rights owned or controlled by our licensor and relevant to our product candidates. If we have not obtained a license to all intellectual property rights owned or controlled by our licensor that are relevant to our product candidates, we may need to obtain additional licenses to such intellectual property rights which may not be available on an exclusive basis, on commercially reasonable terms or at all. In addition, if our licensor breaches such agreement, we may not be able to enforce such agreements against our licensor or their parent entity or affiliates. Under the Sanofi License Agreement, in exchange for licensing to us the right to develop and commercialize the applicable product candidate, Sanofi will be eligible to receive from us milestone payments, tiered royalties from commercial sales of such product candidates, assuming relevant approvals from government authorities are obtained, or other payments.

If we fail to meet any of our obligations under our license and intellectual property-related agreements, our licensors may have the right to terminate our licenses and sublicenses and, upon the effective date of such termination, have the right to re-obtain the licensed and sublicensed technology and intellectual property. If any of our licensors terminate any of our licenses or sublicenses, we will lose the right to develop and commercialize our applicable product candidates and other third parties may be able to market product candidates similar or identical to ours. In such case, we may be required to provide a grant back license to the licensors under our own intellectual property with respect to the terminated products. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve the intellectual property rights licensed and sublicensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. In particular, some of the milestone payments are payable upon our product candidates reaching development milestones before we have commercialized, or received any revenue from, sales of such product candidate, and we cannot guarantee that we will have sufficient resources to make such milestone payments. Any uncured, material breach under the license agreements could result in our loss of exclusive rights and may lead to a complete termination of our rights to the applicable product candidate. Any of the foregoing could have a material adverse effect on our business, financial conditions, results of operations and prospects.

In addition, disputes may further arise regarding intellectual property subject to a license agreement, including, but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed or sublicensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

If we experience disruptions to our business relationships with our licensors, we could lose the ability to continue to source, develop and commercialize our product candidates, including ultimately losing our rights to such product candidates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of First Wave BioPharma, Inc., as amended to date (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2023).

3.2

Amended and Restated Bylaws of First Wave BioPharma, Inc., as amended to date (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2023).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.3	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on September 15, 2023).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on July 21, 2023).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on July 21, 2023).
10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2023).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2023).
10.3	Form of Term Sheet (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).
10.4	License Agreement, dated September 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2023).
10.5	Form of Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2023).
10.6	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith

**furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: November 13, 2023		(Principal Financial and Accounting Officer)