Form 10-K
period 2023-12-31
First Wave BioPharma, Inc.
filed 2024-03-29
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the The Nasdaq Capital Market on such date, was approximately $6.7 million.

There were 2,025,199 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of March 27, 2024.

FIRST WAVE BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2023

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market;
•	our ability to satisfy our payment obligations related to the acquisition of First Wave Bio, Inc.;
•

statements regarding the impact of geopolitical events, including the war in Ukraine and the Israel-Hamas war, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;

•	the availability of capital to satisfy our working capital requirements;
•	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
•	the integration and effects of our acquisitions, including the merger with ImmunogenX, and other strategic transactions;
•	the accuracy of our estimates regarding expense, future revenue and capital requirements;
•	our ability to continue operating as a going concern;
•	our plans to develop and commercialize our product candidates, including Latiglutenase, Adrulipase, Capeserod and Niclosamide;
•

our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;

•	regulatory developments in the U.S. and foreign countries;
•	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
•	our ability to obtain and maintain intellectual property protection for our core assets;
•	the size of the potential markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of our product candidates for any indication once approved;
•	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

-ii-

•	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and
•	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” of this Annual Report.

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

We are currently focused on developing a therapeutic pipeline with multiple late-stage clinical programs built around four proprietary technologies: Latiglutenase, a targeted oral biotherapeutic for celiac disease designed to breakdown gluten into non-immunogenic peptides; the biologic Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in cystic fibrosis and chronic pancreatitis patients with exocrine pancreatic insufficiency; Capeserod, a selective 5-HT4 receptor partial agonist which we are developing as a gastroparesis therapeutic; and Niclosamide, an oral small molecule with anti-inflammatory properties for patients with inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

In March 2024, we announced the closing of an acquisition, referred to as a merger (the “IMGX Merger”) with ImmunogenX, Inc. (“IMGX”), a private, clinical-stage biopharmaceutical company founded in 2013, which is developing the biologic, Latiglutenase, for celiac disease. IMGX is also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”).

In December 2023, we announced that we entered into a non-binding term (the “Niclosamide LOI”) sheet to sell our Niclosamide program (the “Niclosamide Sale”). The Niclosamide LOI includes a low seven-figure upfront payment to us for rights to Niclosamide, as well as economics related to future milestones and royalties.

The Niclosamide LOI only represents a mutual indication of interest regarding the Niclosamide Sale and the terms of the Niclosamide Sale are subject to a number of contingencies, including the completion of customary due diligence and the negotiation and execution of definitive agreements. Upon execution of the definitive agreement, the completion of the transaction will be subject to, among other matters, satisfaction of the conditions negotiated therein, the buyer having secured adequate financing, and receipt of all third party (including governmental) approvals, licenses, consents, and clearances, as and when applicable.

There can be no assurance that the Niclosamide Sale will be completed on the terms contemplated in the Niclosamide LOI or otherwise. In particular, the terms of the potential transaction, the timing of closing, and the aggregate consideration that we may receive may materially differ from that currently contemplated by the Niclosamide LOI.

Our Product Candidates

Our Latiglutenase program is focused on the development of an orally administered, minimally-absorbed, biologic for improving multiple gluten-induced symptoms and consequent quality of life (”QOL”) due to inadvertent gluten consumption in patients with celiac disease (“CeD”) by breaking down the gluten into non-immunogenic peptides.

Our Adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In July 2023, we announced topline results from our Phase 2b monotherapy bridging study using a new enteric microgranule formulation of Adrulipase. While the initial data from the study indicated that the enhanced Adrulipase formulation was safe and well tolerated and demonstrated an improvement over prior formulations of Adrulipase, it also indicated that it is likely that the primary efficacy endpoint was not achieved. We are continuing to assess this data, along with secondary efficacy endpoint data, and plan to schedule a Type C meeting with the FDA in the first half of 2024 to discuss next steps for the Adrulipase program.

Our Capeserod program was in-licensed from Sanofi in September 2023. Sanofi conducted Phase 1 and Phase 2 Central Nervous System (“CNS”) trials with over 600 patients. In Sanofi’s CNS trials, Capeserod appeared safe and well-tolerated. Research on Capeserod and subsequent artificial intelligence (“AI”) empowered analyses suggest that the drug possesses a unique mechanism of action that is applicable to several GI indications underserved by currently available therapeutics. We plan to repurpose Capeserod for GI indications and expect to initiate a Phase 2 clinical development program in gastroparesis. Sanofi retains the right of first refusal to develop and commercialize Capeserod.

Our Niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications. In 2022 we advanced four separate Phase 2 clinical programs of our Niclosamide formulations, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”), FW ICI AC for Immune Checkpoint Inhibitor associated colitis (“ICI AC”), and FW CD for Crohn’s disease. We are no longer actively pursuing these programs.

Each of our primary drug candidates and clinical programs is described below.

Latiglutenase

Latiglutenase, which was formerly identified as ALV003, is composed of two recombinant peptidases, IMGX001 and IMGX002, designed to work in tandem to breakdown gluten inadvertently consumed into non-immunogenic peptides. IMGX001 is a modified recombinant version of cysteine endoprotease B, isoform 2 (EP-B2), which naturally occurs from germinating barley (Hordeum vulgare). IMGX001 is a monomer with three intra-molecular disulfide bonds with an apparent molecular weight of 27 kDa. IMGX002 is a modified recombinant version of a prolyl endopeptidase from the bacterium Sphingomonas capsulata (SC-PEP) and is a monomer without cysteine residues with an apparent molecular weight of 67 kDa.

We hold the worldwide rights to Latiglutenase.

Background

Celiac disease is a systemic autoimmune disease triggered by gluten consumption in genetically susceptible individuals (Green and Cellier 2007). Currently approximately 1% of the Western population is affected by celiac disease. There are no mechanisms to prevent the disease since little is known about potential environmental triggers of the disease.

Gluten, the antigen responsible for celiac disease, is the main protein present in some of the most common cereals (wheat, barley, rye). Modern diets are increasingly enriched with gluten, and it is also used as an additive in processed foods, spices, cosmetics, and oral medications. Gluten is also present in trace amounts in foods labelled as “gluten-free,” as a tableting excipient in drugs, and in products such as toothpaste and lipstick. As little as 50 mg/day of gluten may trigger the disease. A normal diet contains >10 g/day (Hoppe 2017), 200 times the amount that can cause damage and intestinal abnormalities in susceptible individuals. As such, patients with celiac disease face enormous challenges in following a strict GFD due to cross-contamination of food and hidden sources of gluten in unexpected places.

Pre-Clinical Program

Pre-clinical toxicology is complete. In these studies, Latiglutenase has been shown to efficiently degrade intact gluten containing disease-relevant gluten peptides. In vitro, concentrations of latiglutenase from 0.25 to 0.9 mg/mL degrade > 90% of immunostimulatory peptides in the context of baked wheat bread gluten (0.5 to 12 mg/mL) within 30 to 60 minutes. Latiglutenase activity on its substrate gluten is dependent on enzyme concentration and time.

At pH values typical of a postprandial stomach (3.5 to 5), IMGX001 has been shown to be active and stable. IMGX002 contributes to gluten digestion above pH 4. Therefore, in these studies, ALV003 is active in the stomach following a meal.

Overall, in GLP toxicology studies, ALV003 was well tolerated when administered for up to 6 months at oral doses as high as 360 mg/kg, with no adverse effects observed.

Developmental and Reproductive Toxicology (“DART”) program is anticipated to begin in 2024 and take approximately 2 years to complete. As discussed at the End-of Phase 2 meeting with the FDA, a waiver will be submitted for carcinogenicity on the basis that latiglutenase is composed of two minimally absorbed enzymes that act and are degraded in the GI tract.

Clinical Program

Nine clinical studies with ALV003 have been completed. These include single doses of ALV003 (100, 300, 900, and 1800 mg) (ALV003-0811) including an additional assessment of gluten digestion (ALV003-0812). A six-week multiple dose study (ALV003-0921) was conducted in patients with 300 mg TID with 3 levels of gluten challenge (1.5, 3 and 6 grams) in a decreasing fashion. A second 6-week study (ALV003-1021) assessed 900 mg TID with gluten challenges at 1.5 and 2.1 g of gluten. These early studies demonstrated clinical activity down to 100 mg and doses up to 1800 mg were well-tolerated. ALV003 was protective against gluten challenge. Most AEs were mild or moderate in severity.

ALV003 was also assessed as a food processing agent (ALV003-0801). Sixteen (16) grams of gluten predigested with ALV003 was compared to 16 g gluten in 20 celiac patients. Pre-digestion was protective against gluten injury. Two powder formulations were also tested for gluten degradation which was demonstrated (ALV003-1111).

Three PRO instruments (CDSD©, ICDSQ© and IGFDQ©) were assessed in a non-treatment study, ALV003-1121. in newly diagnosed celiac patients receiving sham gluten, 0.5 or 2.0 grams of gluten, or ALV003 digested gluten and evaluated for 8 weeks and showed good convergent validity with reference to other related questionnaire measures, such as the GSRS and concept-specific and global PGI measures.

A Phase 2b dose ranging study, ALV003-1221, was conducted evaluating Vh:Cd, IELs and change in symptoms based upon CDSD©. Four hundred ninety-four (494) patients were randomized and entered the treatment phase of the study and received: placebo, 100 mg, 300 mg, 450 mg, 600 mg or 900 mg Latiglutenase. The primary analyses for histology failed to demonstrate superiority over placebo; all arms improved due to a Hawthorne trial effect. However, statistically and clinically significant reductions in abdominal pain, bloating, tiredness, and constipation, all components of the CDSD, were observed for the highest doses (600 mg and 900 mg) for patients who were baseline seropositive.

IMGX003-NCCIH-1721 was a double-blind, placebo-controlled, gluten-challenge trial to assess the efficacy, safety, and tolerability of 6 weeks of treatment with latiglutenase or placebo in patients with well-controlled CeD. Latiglutenase protected the mucosa from deliberate gluten challenge (2g/day for 42 days) compared to PBO. The PBO group had a clinically greater worsening in Vh:Cd (p = 0.057) and IEL count (p = 0.017) compared with the IMGX003. Gluten Immunogenic Peptides (“GIP”) results demonstrated the MOA of latiglutenase and its ability to degrade gluten. GIP results over the 42-day treatment period highly favored IMGX003 (between-group difference was strongly statistically significant, p < 0.001). The AE profile was similar for each treatment group.

Over 500 patients have been exposed to latiglutenase in doses up to 1,800 mg. In a phase 2b study (ALV003-1221) patients were given daily doses of ALV003 (100, 300, 450, 600 and 900 mg TID) for up to 24 weeks. The drug appeared to be well-tolerated and no dose-limiting toxicities were observed. GI disorders and infections by system organ class were the most frequently reported AEs. The majority of these events were mild to moderate in severity and felt by the investigator to be unrelated to ALV003. Thirty-six patients withdrew from the study due to AEs. GI disorders were the most frequent AEs leading to study discontinuation across treatment groups and most of these GI events were moderate to severe in severity and deemed to be related to the study medication. There were 5 unrelated serious adverse events in patients treated with latiglutenase, 2 in placebo patients, 1 in 300 mg and 2 in 900 mg dose arms.

Two additional studies, IMGX003-NIAID-1821 and IMGX003-NIDDK-1921, were terminated due to enrollment and other issues resulting from complications and societal restrictions of the COVID-19 pandemic. In the former study, 34 patients were completed and the study is in the process of being closed. In the latter study, no subjects were randomized and the study is closed.

Latiglutenase is expected to enter Phase 3 development with two world-wide clinical trials in the first half of 2025.

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

We previously held the exclusive right to commercialize Adrulipase in the U.S., Canada, South America (excluding Brazil), Asia (excluding China and Japan), Australia, New Zealand and Israel pursuant to a sublicense from Laboratories Mayoly Spindler SAS (“Mayoly”) under the Joint Research and Development Agreement (“JDLA”), which also granted us joint commercialization rights for Brazil, Italy, China and Japan. In March 2019, we purchased all rights, title and interest in and to Adrulipase from Mayoly pursuant to the Mayoly Asset Purchase Agreement (“APA”), provided, however, Mayoly retained exclusive commercial rights in France and Russia.

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

Chronic Pancreatitis

During 2010 and 2011, a phase 1/2a clinical trial of Adrulipase was conducted in conjunction with Mayoly in a single center in France. The study was an exploratory study mainly designed to investigate the safety of Adrulipase and was a randomized, double blind, placebo controlled, parallel clinical trial in 12 patients affected with CP or pancreatectomy and severe EPI. The primary efficacy endpoint of the study was defined as the relative change in steatorrhea (an established surrogate biomarker of EPI correction) in comparison to baseline. The study found that Adrulipase was well tolerated with no serious adverse events. Only two adverse events were observed: constipation (two patients out of eight with Adrulipase) and hypoglycemia (two patients out of eight with Adrulipase, and one patient out of four with placebo). A non-statistically significant difference of the primary endpoint, possibly due to the small group size, was found between the two groups both in intention-to-treat, a group that included three patients who received the in-patient facility study diet but did not fulfill the protocol’s inclusion criteria, and per-protocol analysis. This study was not designed, nor did it aim to demonstrate statistically significant changes of CFA or steatorrhea under Adrulipase.

We received regulatory approval in Australia and New Zealand in 2016, with the addition of a 2018 regulatory approval in France, to conduct a Phase 2 multi-center dose escalation study of Adrulipase in CP and pancreatectomy. The primary endpoint of this study was to evaluate the safety of escalating doses of Adrulipase in 11 CP patients. The secondary endpoint was to investigate the efficacy of Adrulipase in these patients by analysis of the CFA and its change from baseline. In September 2018, we announced that in pre-planned analyses, both the study’s primary and secondary endpoints were reached with a statistically significant (p=0.002) improvement in the CFA of 21.8%, in a per protocol analysis, with the highest evaluated dose of 2,240 mg/day of Adrulipase. The statistical significance of the trial results is typically based on widely used, conventional statistical methods that establish the p-value of the results. A p-value of 0.05 or less is required to demonstrate statistical significance. As such, these CFA levels are considered to be statistically significant.

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

The OPTION 2 Trial was designed to investigate the safety, tolerability and efficacy of Adrulipase (2.2 gram and 4.4 gram doses in enteric capsules) head-to-head versus the current standard of care, PERT pills. The OPTION 2 Trial was an open-label, crossover study, conducted in 15 sites in the U.S. and Europe. Enrollment included a total of 30 CF patients 18 years or older. Adrulipase was administered in enteric capsules to provide gastric protection and test for optimal delivery of enzyme to the duodenum. Patients were first randomized into two cohorts: the Adrulipase arm, where they received a 2.2 gram daily oral dose of Adrulipase for three weeks; or the PERT arm, where they received their pre-study dose of PERT pills for three weeks. After three weeks, stools were collected for analysis of CFA. Patients were then crossed over for another three weeks of the alternative treatment. After three weeks of cross-over therapy, stools were again collected for analysis of CFA. A parallel group of patients was randomized and studied in the same fashion using a 4.4 gram daily dose of Adrulipase. All patients were followed for an additional two weeks after completing both crossover treatments for post study safety observation. Patients were assessed using descriptive methods for efficacy, comparing CFA between Adrulipase and PERT arms, and for safety.

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

Following FDA review of the IND amendment, we initiated the Phase 2b pilot monotherapy trial during the first quarter of 2023 and in July 2023, announced topline results from our Phase 2b study. While the initial data from the study indicated that the enhanced Adrulipase formulation was safe and well tolerated and demonstrated an improvement over prior formulations of Adrulipase, it also indicated that it is likely that the primary efficacy endpoint was not achieved. We are continuing to assess this data, along with secondary efficacy endpoint data, and plan to schedule a Type C meeting with the FDA in the first half of 2024 to discuss next steps for the Adrulipase program.

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

Capeserod

Capeserod is a selective 5-HT4 receptor partial agonist, which we are repurposing and developing for multiple GI conditions, including gastroparesis. Gastroparesis is a GI disease in which the movement of food from the stomach to the small intestine is delayed, often resulting in severe constipation. The most common cause of gastroparesis is diabetes.

Gastroparesis can have a variety of serious complications for patients including repeated vomiting leading to dehydration, malnutrition, difficulty controlling blood glucose, low calorie intake, and more, leading to an overall decreased quality of life.

Based on the biological evidence of expression of 5-HT4b receptor subtype in human GI tract, we expect that Capeserod may directly or indirectly initiate the peristaltic or secretory reflex by releasing neurotransmitters that can decrease colonic transit time and improve bowel movement.

Background

In September 2023, we announced an agreement with Sanofi (NASDAQ: SNY) to license Capeserod and repurpose and develop the drug for GI indications.

Under the terms of the agreement, we will receive from Sanofi an exclusive, global license for Capeserod and will assume responsibility for all future clinical development. The licensing agreement, which includes a modest upfront payment, backend milestone payments and single digit royalties on net sales, provides a right of first refusal for Sanofi to reacquire Capeserod following certain stages of clinical development and to commercialize the product.

Sanofi’s research on Capeserod and the subsequent artificial intelligence (“AI”) empowered analyses suggest that the drug’s mechanism of action has potential applications for several gastrointestinal disorders in multibillion-dollar markets where there are significant unmet clinical needs. Sanofi previously conducted seven Phase 1 and two Phase 2 trials investigating the potential of Capeserod for neurological disorders. In these trials, involving over 600 patients, Capeserod appeared safe and well-tolerated. We plan to request a meeting with the U.S. Food and Drug Administration (“FDA”) to establish a development and regulatory pathway for Capeserod in GI diseases with the intent to initiate clinical trials in 2025.

Niclosamide

Niclosamide, a pro-inflammatory pathway inhibitor, is a prescription small molecule drug that has been safely used on millions of patients. Niclosamide is listed as an essential medicine by the World Health Organization (“WHO”). In the U.S., Niclosamide was approved by the United States Food and Drug Administration (“FDA”) in 1982 for the treatment of intestinal tapeworm infections. Niclosamide’s activity as an antihelminthic results from direct action in the intestinal lumen where it disrupts a parasitic metabolic function called oxidative phosphorylation, killing parasites. Niclosamide has been commercially available worldwide for more than 50 years as 500mg single-dose tablets intended for use in pediatric and adult populations, at a dose rate of 2g per adult or child over six years of age. No safety issues have ever been identified. In addition to its antihelminthic activity, Niclosamide has demonstrated novel anti-inflammatory properties.

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

In December 2023, we announced that we entered into a non-binding term sheet to sell our Niclosamide program. The non-binding term sheet includes a low seven-figure upfront payment to us for rights to Niclosamide, as well as economics related to future milestones and royalties. If successful, the transaction is expected to close in the second half of 2024. Additional details of the transaction will be disclosed upon finalization and execution of the definitive agreement. Upon execution of the definitive agreement, the completion of the transaction will be subject to, among other matters, satisfaction of the conditions negotiated therein, the buyer having secured adequate financing, and receipt of all third party (including governmental) approvals, licenses, consents, and clearances, as and when applicable.

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

Inflammatory Bowel Disease Background

IBD is an umbrella term used to describe disorders that involve chronic inflammation of the digestive track. IBD affects approximately 3 million people in the U.S. annually. IBD is divided into two main classes of gastrointestinal inflammatory diseases: (i) ulcerative colitis (“UC”), including ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”), and (ii) Crohn’s Disease (“CD”). There are similarities between UC and CD, such as immunopathology, and equal distribution between males and females. However, there are also notable differences. UC is generally limited to the colon, while CD may occur anywhere in the small or large intestine. UC usually affects continuous mucosal surfaces, while CD is patchier, with areas of normal bowel mucosa separating the inflammatory patches. Importantly, CD often involves deep bowel tissues and can lead to fistulas into the abdominal cavity or out to the skin surface. CD requires surgical intervention more often than UC. While medical treatments for UC and CD are generally similar, CD is much less responsive.

FW-COV Program for COVID-19 GI Infections

The COVID-19 pandemic was a global public health emergency caused by the SARS-CoV-2 virus. An increasing volume of convergent evidence indicates that GI infection and fecal-oral transmission of SARS-CoV-2 are important factors in the clinical presentation, virology and epidemiology of COVID-19. There is currently no etiological treatment for COVID-19 GI effects. As a result, we believe there is an unmet therapeutic need for safe and effective treatment of these effects.

An IND for FW-COV micronized Niclosamide for COVID-19 GI infections was cleared by the FDA in September 2020. In April 2021, we initiated our Phase 2 RESERVOIR clinical trial for the treatment of COVID-19 related GI infections. The Phase 2 RESERVOIR clinical trial was a two-part, two-arm, randomized, placebo-controlled study examining the safety and efficacy of micronized oral Niclosamide tablets in patients with COVID-19 GI infection. The two primary objectives of the RESERVOIR trial are to confirm the safety of Niclosamide in the treatment of patients with COVID-19 GI infection and to demonstrate efficacy in clearing the SARS-CoV-2 virus from the GI tract.

In April 2022 we announced that top-line data results from the FW-COV trial were mixed. FW-COV was demonstrated to be very safe with no drug-related serious adverse events (“SAEs”) reported by the more than 150 patients who participated in the trial. However, the efficacy endpoint in this trial – the ability of FW-COV to remove the SARS-CoV-2 virus from the digestive tract as measured by viral presence in the patient’s stool – did not demonstrate statistical significance when compared to placebo. As a result, we decided not to further pursue Niclosamide clinical studies for the anti-viral treatment of COVID-GI.

FW-UC for Ulcerative Colitis (“UC”)

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

Our initial clinical trial in UC involved patients with UP and UPS, who were being treated with a topical rectal formulation in a Phase 1b/2a clinical trial. We are no longer actively pursuing clinical development for FW-UC.

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

We were developing FW-UP, a Niclosamide-based, small molecule anti-inflammatory inhibitor therapy in enema formulation for the potential treatment of UP and UPS. FW-UP was being investigated in a three-stage Phase 1b/2a clinical trial in Europe studying the safety and potential efficacy of Niclosamide in patients with UP and UPS. We are no longer actively pursuing clinical development for FW-UP.

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

In October 2021, we received FDA IND clearance to commence our Phase 1b/2a PASSPORT ICI-AC clinical trial using an oral immediate-release tablet formulation of Niclosamide for Grade 1 and Grade 2 colitis and diarrhea in oncology patients receiving treatment with ICIs. The Phase 2a PASSPORT clinical trial was designed as a double-blind, placebo-controlled study to determine the safety, tolerability, and preliminary efficacy of FW-ICI-AC in the treatment of immune checkpoint inhibitor-associated colitis (“ICI-AC”) and diarrhea in advanced cancer patients. We are no longer actively pursuing clinical development for FW-ICI-AC.

FW-CD for Crohn’s Disease (CD)

While the immunopathology of CD resembles that of UC, the location of disease, the response to treatment and the overall morbidity are different, as CD is more difficult to manage. Patient response to standard therapy is more variable than in UC, thus making clinical management more challenging. In UC, a reasonably clear course of disease from mild to moderate severity can be predicted based upon response to first line treatment. In CD, first line treatment often includes more immunosuppressive agents, such as steroids, immunomodulators, and anti-TNF agents as compared to the 5-ASAs used for first line in UC. CD affects approximately 660,000 patients in the U.S. annually and approximately 76% or 500,000 have mild to moderate disease. We believe FW-CD, an oral Niclosamide-based small molecule anti-inflammatory inhibitor therapy can be an important therapeutic in the treatment of mild to moderate CD, with the goal of reducing steroid and immunomodulators treatments. We are no longer actively pursuing clinical development for FW-CD.

CypCel

CypCel is a disease management tool for monitoring the intestinal health of recovering celiac disease patients. It is a minimally-invasive metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets. It utilizes a drug biomarker simvastatin, a cholesterol reducing medication, that has the unusual property of being highly metabolized in the small intestine by the enzyme CYP3A4, which is expressed on the villi. The patient ingests a simvastatin tablet and then provides a blood sample at two later time points. The concentration of the simvastatin in the blood samples is directly related to the villous health of the patient; in patients with healthy villi a high rate of metabolism leads to reduced concentration of simvastin in the blood samples whereas in patients with damaged villi, the converse is true. Simvastatin levels measured in individuals at periodic intervals therefore can monitor progressive changes that are indicative of whether a treatment, such as a gluten-free diet, is effective.

In December 2018 IMGX announced the completion of a study with the Mayo Clinic on newly diagnosed and long-term healed celiac disease patients as well as non-celiac healthy control subjects. The results showed a trend toward systematic improvement in villous health in newly diagnosed patients adhering to a gluten-free diet whereas the other cohort groups representing healthy villi showed negligible further improvement as expected.

Recent Developments

Merger with ImmunogenX

On March 13, 2024, we acquired ImmunogenX, Inc., a Delaware corporation, in accordance with the terms of an Agreement and Plan of Merger, dated March 13, 2024 (the “Merger Agreement”), by and among us, IMMUNO Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), IMMUNO Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), and IMGX. Pursuant to the Merger Agreement, First Merger Sub merged with and into IMGX, pursuant to which IMGX was the surviving corporation (the “First Merger”). Immediately following the First Merger, IMGX merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity and a wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger, the “IMGX Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, following the consummation of the Merger (the “Closing”), in exchange for the outstanding shares of capital stock of IMGX immediately prior to the effective time of the First Merger, we issued to the stockholders of IMGX an aggregate of (A) 36,830 shares of Common Stock, and (B) 11,777.418 shares of Series G Preferred Stock (as defined and described below), each share of which is convertible into 1,000 shares of Common Stock, subject to certain conditions described below. In addition, we assumed (i) all IMGX stock options immediately outstanding prior to the First Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”) and (ii) all IMGX warrants immediately outstanding prior to the First Merger, each becoming a warrant to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Warrants”). The Assumed Options are exercisable for an aggregate of 200,652 shares of Common Stock, have an exercise price of $0.81 and expire between February 1, 2031 and June 6, 2033. The Assumed Warrants are exercisable for an aggregate of 127,682 shares of Common Stock, have exercise prices ranging from $3.02 to $3.92 and expire between September 30, 2032 and September 6, 2033.

The foregoing description of the Assumed Warrants does not purport to be complete and is qualified in its entirety by reference to the form of Assumed Warrant, which is incorporated by reference to this Report as Exhibit 4.43.

Tungsten Partners LLC (“Tungsten”) acted as our financial advisor in connection with the Merger. As partial compensation for services rendered by Tungsten, we issued to Tungsten or its affiliates or designees an aggregate of 18,475 shares of Common Stock and 595.808 shares of Series G Preferred Stock.

Pursuant to the Merger Agreement, we have agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of shares of Series G Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) if deemed necessary or appropriate by us or as otherwise required by applicable law or contract, the approval of an amendment to our certificate of incorporation, as amended (the “Charter”), to authorize sufficient shares of Common Stock for conversion of Series G Preferred Stock issued pursuant to the Merger Agreement (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, we have agreed to file a proxy statement with the Securities and Exchange Commission (the “SEC”).

The Board of Directors of Company (the “Board”) and the holders of a majority of our Series B Convertible Preferred Stock approved the Merger Agreement and the related transactions, and the consummation of the Merger was not subject to approval of our stockholders.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference to this Report as Exhibit 2.2.

The Merger Agreement contains representations, warranties and covenants that we and IMGX made to each other as of specific dates. The assertions embodied in those representations, warranties and covenants were made solely for purposes of the Merger Agreement between us and IMGX and may be subject to important qualifications and limitations agreed to by us and IMGX in connection with negotiating its terms, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to investors or securityholders, or may have been used for the purpose of allocating risk between us and IMGX rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our public disclosures. For the foregoing reasons, no person should rely on the representations and warranties as statements of factual information at the time they were made or otherwise.

Voting and Support Agreements

In connection with the execution of the Merger Agreement, together with IMGX, we entered into stockholder voting agreements (the “IMGX Voting Agreements”) with certain of IMGX’s stockholders. Pursuant to the IMGX Voting Agreements, among other things, each of the IMGX stockholder parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Share Increase Proposal (if such proposal is brought before our stockholders).

The foregoing description of the IMGX Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the IMGX Voting Agreement, a copy of which is included as Exhibit A to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

In connection with the execution of the Merger Agreement, together with IMGX, we entered into stockholder support agreements (the “Company Support Agreements”) with certain of our officers (solely in their capacity as our stockholders). Pursuant to the Support Agreements, among other things, each of our stockholder parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Meeting Proposals.

The foregoing description of the Company Support Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Company Support Agreement, a copy of which is included as Exhibit B to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

Lock-up Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain IMGX stockholders as of immediately prior to the Closing, and certain of our officers as of immediately prior to the Closing, entered into lock-up agreements with us and ImmunogenX, pursuant to which each such stockholder agreed to be subject to a 180-day lockup on the sale or transfer of our shares held by each such stockholder at the Closing, including those shares of Common Stock and Series G Preferred Stock (including the shares of Common Stock into which such Series G Preferred Stock is convertible) received by each such stockholder in the Merger (the “Lock-up Agreements”).

The foregoing description of the Lock-up Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Lock-up Agreement, a copy of which is included as Exhibit C to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

Restrictive Covenants Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain IMGX officers as of immediately prior to the Closing, entered into restrictive covenants agreements with us and IMGX, pursuant to which such individuals and each of their affiliates agreed not to compete with IMGX during the three-year period following the Closing and, during such three-year restricted period, not to solicit Restricted Employees (as defined in the form of Restrictive Covenants Agreement) (the “Restrictive Covenants Agreements”). The Restrictive Covenants Agreements also contain customary non-disparagement and confidentiality provisions.

The foregoing description of the Restrictive Covenants Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Restrictive Covenants Agreement, a copy of which is included as Exhibit D to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

Debt of ImmunogenX

IMGX is party to that certain Credit Agreement, dated as of October 3, 2022 (as amended by that certain Modification of Loan Documents, dated as of September 6, 2023, the “Credit Agreement”), with Mattress Liquidators, Inc. (“Lender”), pursuant to which Lender provided IMGX with a secured revolving credit facility with a total commitment of $7,500,000. The loans under the Credit Agreement bore interest at a per annum floating rate equal to the prime rate plus 4.50% and had a maturity date of October 3, 2024. In connection with the Merger, IMGX entered into a Second Modification of Loan Documents, dated March 13, 2024 (the “Second Amendment,” and the Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), which provides for, among other things: (i) Lender’s consent for the Merger, (ii) Second Merger Sub’s assumption all of IMGX obligations, rights and liabilities as borrower under the Amended Credit Agreement, (iii) an amendment to the interest rate to a per annum floating rate equal to the prime rate plus 6.00%, (iv) an extension of the maturity date to September 13, 2025, (v) a prohibition on the borrower’s ability to request additional loans under the revolving credit facility, subject to certain limited exceptions, (vi) the pledge by the stockholders of IMGX (the “Pledgors”) of their equity interests of the Company as part of the collateral securing the obligations under the Amended Credit Agreement (the “Pledged Equity”), and (vii) an amendment to the total commitment under the Amended Credit Agreement to $8,212,345.17, which takes into account a one-time prepayment by IMGX to Lender in the amount of $1,000,000 (the “One-Time Prepayment”), accrued interest and fees for the remaining term of the facility and certain other fees to be paid under the Amended Credit Agreement. The Pledged Equity shall be subject to a call right, which shall give Lender the right to, at its option, require the Pledgors to sell to Lender (on a pro rata basis) the number of shares of Pledged Equity that, when multiplied by the per share valuation of the Common Stock at Closing, satisfies all or a portion of the then outstanding amount of obligations under the Amended Credit Agreement.

The borrowings under the Amended Credit Agreement are by evidenced by that certain Second Amended and Restated Revolving Loan Promissory Note, dated March 13, 2024 (the “Note”), and are secured by substantially all of the assets of IMGX pursuant to that certain Security Agreement, dated as of October 3, 2022, as amended (the “Security Agreement”), by and between IMGX and Lender.

On March 13, 2024, IMGX and Lender entered into a lender support letter (the “Support Letter”), pursuant to which, among other things, IMGX and Lender agreed that IMGX is permitted to license or transfer rights to any intellectual property which may constitute collateral under the Amended Credit Agreement.

The Amended Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including covenants that limit or restrict the IMGX’s ability to, among other things, incur additional indebtedness, merge or consolidate, pay dividends or other distributions, repurchase equity, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Amended Credit Agreement also includes customary events of default, and upon the occurrence and during the continuation of an event of default, Lender may declare the outstanding advances and all other obligations under the Amended Credit Agreement to be immediately due and payable. Payments owed under the Credit Agreement are also personally guaranteed by Jack Syage (the “Guarantee”).

The foregoing descriptions of the Amended Credit Agreement, the Note, the Security Agreement and the Support Letter do not purport to be complete and are qualified in their entirety by reference to the Amended Credit Agreement, the Note, the Security Agreement and the Support Letter, which are incorporated herein by reference as Exhibits 10.54, 10.55, 10.56 and 10.57 to this Report.

Stockholder Notes

In order to fund the One-Time Prepayment, on March 13, 2024, IMGX entered into (i) a secured promissory note in favor of Jack Syage, in an aggregate principal amount of $500,000 (the “Syage Note”), and (ii) a secured promissory note in favor of Peter Felker, in an aggregate principal amount of $500,000 (the “Felker Note” and collectively with the Syage Note, the “Shareholder Notes”). The Shareholder Notes will bear interest at a per annum floating rate equal to the prime rate plus 4.50% and mature on October 13, 2025. Each of Jack Syage and Peter Felker, who were shareholders of IMGX prior to the Merger, have entered into a patent and trademark security agreement (the “Shareholder Security Agreements”), each dated March 13, 2024, pursuant to which the obligations under each of the Shareholder Notes are secured by, among other things, the patents and trademarks owned by IMGX.

The foregoing descriptions of the Shareholder Notes and the Shareholder Security Agreements do not purport to be complete and are qualified in their entirety by reference to the Form of Shareholder Note and Form of Shareholder Security Agreement, which are incorporated herein by reference as Exhibits 10.58 and 10.59 to this Report.

Registered Direct Offering

On March 6, 2024, we closed on a Registered Direct Offering with an institutional investor for the purchase and sale of 525,625 shares of our Common Stock (or Common Stock equivalents) at a price of $7.61 per share. In addition, we issued to the investor warrants to purchase up to 525,625 shares of Common Stock. The warrants have an exercise price of $7.48 per share, are exercisable immediately following the date of issuance, and have a term of five years following the date of issuance. Roth Capital Partners acted as the exclusive placement agent for the offering. The gross proceeds to us from this offering were approximately $4.0 million, before deducting the placement agent's fees and other offering expenses payable by us.

Issuance of Restricted Stock Units

On January 2, 2024, we issued to employees, consultants and the board of directors ten-year restricted stock units consisting of 120,532 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Non-Binding Letter of Intent for Potential Sale of Niclosamide

On December 27, 2023, we announced that we have entered into a non-binding letter of intent (the “Niclosamide LOI”) for a proposed sale of our niclosamide program, which is designed to treat inflammatory bowel diseases such as ulcerative colitis and related conditions, to an undisclosed biopharmaceutical company (the “Niclosamide Sale”). The Niclosamide LOI contemplates a low seven-figure upfront payment to the Company for the rights to Niclosamide, as well as economics to the Company related to future milestones and royalties.

The Niclosamide LOI only represents a mutual indication of interest regarding the Niclosamide Sale and the terms of the Niclosamide Sale are subject to a number of contingencies, including the completion of customary due diligence and the negotiation and execution of definitive agreements. Upon execution of the definitive agreement, the completion of the transaction will be subject to, among other matters, satisfaction of the conditions negotiated therein, the buyer having secured adequate financing, and receipt of all third party (including governmental) approvals, licenses, consents, and clearances, as and when applicable.

There can be no assurance that the Niclosamide Sale will be completed on the terms contemplated in the Niclosamide LOI or otherwise. In particular, the terms of the potential transaction, the timing of closing, and the aggregate consideration that we may receive may materially differ from that currently contemplated by the Niclosamide LOI.

Reverse Stock Split

On December 12, 2023, we held a special meeting of stockholders (the “Special Meeting”) where our stockholders approved a proposal granting our Board of Directors the discretion to effect a reverse stock split of our issued and outstanding common stock through an amendment (the “Amendment”) to our Charter, at a ratio of not less than 1-for-10 and not more than 1-for-20, with such ratio to be determined by the Board of Directors.

On December 13, 2023, we filed the Amendment to our Charter with the Secretary of State of the State of Delaware to effect a reverse stock split of our Common Stock at a ratio of 1-for-20. The Reverse Stock Split became effective in accordance with the terms of the Amendment at 12:01 AM Eastern Time on December 18, 2023, and began trading on a split-adjusted basis when the market opened on Monday, December 18, 2023. There was no corresponding reduction in the number of authorized shares of common stock and no change in the par value per share.

Nasdaq Listing Compliance

On October 26, 2023, we received written notice (the “Notification Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the shareholder approval requirement set forth in Nasdaq Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of an issuer’s pre-transaction shares outstanding at less than the applicable Minimum Price (as defined in Listing Rule 5635(d)(1)(A)).

The Staff’s determination relates to the offering and issuance by us (the “Offering”) of an aggregate of: (i) 30,500 shares (the “Shares”) of our common stock, par value $0.0001 per share, (ii) prefunded warrants to purchase up to an aggregate of 133,750 shares of common stock and (iii) common warrants to purchase up to an aggregate of 328,500 shares of Common Stock (together with the prefunded warrant shares, the “Warrant Shares”). The public offering price for each Share and accompanying Warrants, each to purchase one share of common stock, was $12.80, and the public offering price for each prefunded warrant and accompanying warrants, each to purchase one share of Common Stock, was $12.798. The Offering was previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2023.

The Staff determined that the Offering was not a “public offering” under Nasdaq Listing Rule 5635(d) due to the type of offering, a best efforts offering pursuant to a placement agency agreement, and the fact that one investor purchased a predominant portion of the Offering. As a result, because the Offering represented greater than 20% of the common stock outstanding and was priced below the Minimum Price, the Staff determined that we were required to obtain shareholder approval prior to the issuance of common stock in the Offering under Listing Rule 5635(d).

On December 12, 2023, during the Special Meeting, our stockholders’ ratified our entry into the Offering as we received the affirmative vote of the majority of the votes cast by shares of our common stock present or represented by proxy and entitled to vote at the Special Meeting.

On March 19, 2024, we received a Letter of Reprimand from the Nasdaq Listing Qualifications Staff (the “Letter of Reprimand”) stating that, while we failed to comply with Nasdaq’s continued listing requirements, our violation of listing rule 5635(d) does not appear to have been the result of a deliberate intent to avoid compliance, and as such, the Staff does not believe that delisting our securities is an appropriate sanction and that it is appropriate to close these matters by issuing the Letter of Reprimand.

Warrant Reload and Repricing

On December 27, 2023 we entered into a warrant exercise inducement offer letter with a holder of warrants to purchase shares of common stock pursuant to which the holder agreed to exercise for cash their existing warrants to purchase 881,337 shares of common stock, in the aggregate, at a reduced exercise price of $5.50 per shares, in exchange for new warrants on substantially the same terms as the existing warrants, to purchase up to 1,762,674 shares of common stock and a cash payment of $0.125 per warrant share which was paid in full upon the exercise of the existing warrants. We received aggregate gross proceeds of approximately $4.8 million from the exercise of the existing warrants and sale of the inducement warrants.

Corporate History

We were incorporated on January 30, 2014 in the State of Delaware under the name AzurRx BioPharma, Inc. In May 2014, we entered into a stock purchase agreement with Protea Biosciences Group, Inc. (“Protea Group”) and its wholly-owned subsidiary, Protea Biosciences, Inc. (“Protea Sub” and, together with Protea Group, “Protea”), to acquire 100% of the outstanding capital stock of AzurRx SAS (formerly ProteaBio Europe SAS), a wholly-owned subsidiary of Protea Sub, which was completed in June 2014. In October 2016, we completed an initial public offering, which allowed us to list our shares of Common Stock on the Nasdaq Capital Market.

On September 13, 2021, we completed the acquisition of First Wave Bio, Inc. (“FWB”), which became our wholly-owned subsidiary. In connection with the acquisition, AzurRx BioPharma, Inc. changed its name to First Wave BioPharma, Inc.

Effective October 26, 2022, the AzurRx SAS subsidiary was dissolved.

On March 13, 2024, we completed a merger with ImmunogenX, Inc., which became our wholly-owned subsidiary.

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

Latiglutenase

The Latiglutenase program is protected by U.S. Patent 10,434,150 that expires July 3, 2035, U.S. Patent 8,980,254 that expires April 10, 2030, and U.S. Patent 9,993,531 that expires Sept. 9, 2029. We also expect to receive 12-year biologic exclusivity in the United States under the Affordable Care Act and 10-year data exclusivity in the European Union for Latiglutenase.

Adrulipase

The Adrulipase program is protected by the following issued patents that we had originally licensed under the Mayoly Agreement and now own:

•

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

We also expect to receive 12-year biologic exclusivity in the United States under the Affordable Care Act and 10-year data exclusivity in the European Union for Adrulipase.

Capeserod

We obtained proprietary know-how from Sanofi for the Capeserod program. Currently, Capeserod does not have any patent protection. We will actively seek to obtain, where appropriate, the broadest intellectual property protection possible based on the future research and development in this program.

Niclosamide

Our FW-ICI-AC, FW-UP, FW-UC and FW-CD Niclosamide programs are protected by patent filings that include the following:

•

US10,912,746; US10,905,666; US10,292,951; US10,772,854; US10,744,103; US10,799,468; US10,849,867; and related continuation applications as well as corresponding worldwide patent filings all entitled “Methods and Compositions for Treating Conditions Associated with an Abnormal Inflammatory Process.” The expiration date of the issued patents is September 1, 2036; and

•

A PCT International application filed in 2021 that has been nationalized in the United States directed to compositions and methods for treating conditions characterized by an abnormal inflammatory response such as an autoimmune disorder, colitis, autoimmune colitis, an inflammatory bowel disease, Crohn’s disease and ulcerative colitis. Any national designated patent application from this filing upon issuance will have an expected expiration in 2041.

Our FW-COV Niclosamide programs are protected by patent filings that include the following:

•

US10,980,756 and US11,564,896 and corresponding continuation applications directed to the use of Niclosamide for the treatment of COVID-19 gastrointestinal infections. The expiration of the issued patents is March 31, 2040.

•

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

Latiglutenase

Latiglutenase API, including drug substance is currently manufactured by ACS Dobfar SpA, at a contract facility located in Tribiano (MI), Italy. Charles River Laboratories based in Malvern, Pennsylvania is responsible for maintaining our master cell bank. We believe there are alternative contract manufacturers capable of producing the product we need for clinical trials; however, there is no guarantee that the processes are reproducible and transferable. We currently outsource all manufacturing, and we currently intend to use our collaborators and CDMOs for the foreseeable future.

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

Capeserod

Capeserod API is obtained by chemical synthesis and is currently under development to be manufactured by Asymchem Inc. at a facility in Tianjin, China. We believe there are multiple alternative contract manufacturers capable of producing the product we need for clinical trials; however, there is no guarantee that the processes are reproducible and transferrable.

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

Latiglutenase

With respect to Latiglutenase, the only current treatment for celiac disease is the gluten free diet. There are no pharmaceuticals approved for the treatment of celiac disease. Latiglutenase would be the first product approved for the symptomatic treatment of celiac disease as an adjunct to the gluten free diet.

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

Capeserod

With respect to Capeserod, the current commercially available treatments for gastroparesis motility all have safety issues, including black box warnings for serious adverse events, or have restricted usage labels.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. To date, our internal research and development efforts have been conducted in France. We expect to conduct late-stage development work, including clinical trials for Latiglutenase, Adrulipase, Capeserod, and Niclosamide in both the United States and Europe, as North America is our principal target market for our product candidates that we may successfully develop.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies, and toxicity data, all performed in accordance with the good laboratory practices, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical studies may begin;
•	approval by an independent IRB or ethics committee representing each clinical site before each clinical study may be initiated;
•

performance of adequate and well-controlled human clinical studies to establish the safety and efficacy, or in the case of a biologic, the safety, purity and potency, of the drug candidate for each proposed indication;

•

preparation of and submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA, which must include data from required pre-clinical studies and all pivotal clinical studies and information showing that the product can be manufactured in a controlled manner;

•	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•	review of the product application by an FDA advisory committee, where appropriate and if applicable;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the drug candidate is produced to assess compliance with cGMP; and
•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the drug or biologic in the United States.

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

•

Phase 1. The drug or biologic is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational new drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•

Phase 2. The drug or biologic is administered to a limited patient population to evaluate dosage tolerance and optimal dosage, identify possible adverse side effects and safety risks and preliminarily evaluate efficacy.

•

Phase 3. The drug or biologic is administered to an expanded patient population, generally at geographically dispersed clinical study sites to generate enough data to statistically evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product approval.

•

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

•	restrictions on the marketing or manufacturing of the product;
•	complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending NDAs or BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product licenses or approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Coverage and Reimbursement

Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales. Even after the FDA approves a product, failure to have the product covered by third-party payors may have material adverse effect on sales. Federal and state governments continue to promulgate new policies and regulations; such policies and regulations may have material adverse effect on sales. These laws and regulations may restrict, prohibit, or preventing us from implementing a wide range of pricing, discounting, marketing, promotion, sales commission, incentive programs, and other business activities. No uniform policy of coverage and reimbursement among third-party payors exists in the United States. Such payors often rely upon Medicare coverage policy establishing their coverage and reimbursement policies. However, each payor makes independent and separate decisions regarding the extent of coverage and amount of reimbursement to be provided.

Legislative and Regulatory Changes, Including Health Care Reform

The laws and regulations that affect our business are subject to change from time to time, and entirely new laws and regulations are sometimes adopted. In particular, healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, proposing to encourage importation from other countries and bulk purchasing. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

European Union Drug Review and Approval

In the EEA (which is comprised of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). MAs may be granted either centrally (Community MA) or nationally (National MA).

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

Orphan Drugs

In the European Union, Regulation (EC) No 141/2000 of the European Parliament and of the Council of December 16, 1999 on orphan medicinal products, as amended, states that a drug shall be designated as an orphan drug if its sponsor can establish that the three following cumulative conditions are met:

•	the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition;
•

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

•

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

The European Union offers incentives to encourage the development of designated orphan medicines (protocol assistance, fee reductions, etc.) and provides opportunities for market exclusivity. Pursuant to the abovementioned Regulation (EC) No. 141/2000, products receiving orphan designation in the European Union can obtain market exclusivity for a certain number of years in the European Union following the marketing approval.

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

Notwithstanding the foregoing, a MA may be granted, for the same therapeutic indication, to a similar drug if:

•	the holder of the MA for the original orphan drug has given its consent to the second applicant;
•	the holder of the MA for the original orphan drug is unable to supply sufficient quantities of the drug; or
•	the second applicant can establish in the application that the second drug, although similar to the orphan drug already authorized, is safer, more effective or otherwise clinically superior.

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

Environmental Matters

Our operations, properties and products are subject to a variety of U.S. and foreign environmental laws and regulations governing, among other things, air emissions, wastewater discharges, management and disposal of hazardous and non-hazardous materials and waste and remediation of releases of hazardous materials. We believe, based on current information, that we are in material compliance with environmental laws and regulations applicable to us. However, our failure to comply with present and future requirements under these laws and regulations, or environmental contamination or releases of hazardous materials on our leased premises, as well as through disposal of our products, could cause us to incur substantial costs, including clean-up costs, personal injury and property damage claims, fines and penalties, costs to redesign our products or upgrade our facilities and legal costs, or require us to curtail our operations, any of which could seriously harm our business.

Employees

As of December 31, 2023, we had 9 full-time employees, all of whom are located in the United States. As of March 27, 2024, we had 15 full-time employees following our acquisition of IMGX.

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

Summary of Risk Factors

●	Company stockholders may not realize a benefit from the IMGX Merger commensurate with the ownership dilution they will experience in connection with the transactions.
●	Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholders approve the conversion of shares of our Series G Preferred Stock into shares of our Common Stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle such shares in cash and our operations may be materially harmed.
●	The failure to successfully integrate the businesses of the Company and IMGX in the expected timeframe would adversely affect our future results.
●	The issuance or conversion of securities would result in significant dilution in the equity interest of existing stockholders and adversely affect the marketplace of the securities.
●	In connection with the Merger, we assumed significantly more indebtedness. Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.
●	Defaults under the Amended Credit Agreement or the Shareholders Notes could result in a substantial loss of our assets.
●	We may not complete the Niclosamide Sale on existing terms, if at all.
●	We have a limited operating history and have never generated any product revenues.
●	We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
●	We may incur substantial product liability or indemnification claims relating to the use of our product candidates.
●	We will need substantial additional funding, and certain terms included in our financing transactions may restrict our ability to raise such capital at the times and in the manner we may require.
●	Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
●	To date, most of our development activities have been focused on our Adrulipase and Niclosamide product candidates, which are still under clinical development, and more recently our Latiglutenase and Capeserod product candidates. If Latiglutenase, Adrulipase, Capeserod and Niclosamide do not receive regulatory approval or is not successfully commercialized, our business will be harmed.
●	Geopolitical events, including the war in Ukraine and the Israel-Hamas war could adversely impact our business, including our clinical trials.
●	Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.
●	We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.

●	Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.
●	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
●	We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of our product candidates.
●	We currently have no commercial organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a sales and marketing partner, we may not successfully commercialize any of our product candidates.
●	If we breach our license or other intellectual property-related agreements for our product candidates, we could lose the ability to continue development and commercialization of our product candidates.
●	We intend to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.
●	If we are unable to obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
●	We do not currently intend to pay dividends on our Common Stock in the foreseeable future, and consequently, any gains from an investment in our Common Stock will likely depend on appreciation in the price of our Common Stock.

Risks Related to Our Business, Financial Position and Capital Requirements

Company stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the transactions.

If the Company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders may experience a dilution of their ownership interests our Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Company is able to realize only part of the strategic and financial benefits currently anticipated from the transactions. The Merger may pose integration challenges which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Merger to our stockholders.

Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholders approve the conversion of shares of our Series G Preferred Stock into shares of our Common Stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle such shares in cash and our operations may be materially harmed.

Under the terms of the Merger Agreement, we agreed to call and hold a meeting of our stockholders to obtain the requisite approvals for the conversion of shares of Series G Preferred Stock into shares of our Common Stock. Additionally, beginning on the date that is six months from the date of the Closing, the holders of our then-outstanding shares of Series G Preferred Stock will be entitled to elect to have such shares of Series G Preferred Stock redeemed for cash at a price per share equal to the then-current fair value of the Series G Preferred Stock, as described in the Certificate of Designation of Preferences, Rights and Limitations of the Series G Non-Voting Preferred Stock (the “Certificate of Determination”). Unless we operate profitably, our ability to redeem the Series G Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. If we do have sufficient “surplus” to effect any requested redemption of the Series G Preferred Stock, our available cash will be negatively impacted. In addition, such reduction in our available cash could decrease the trading price of our Common Stock.

The failure to successfully integrate the businesses of the Company and IMGX in the expected timeframe would adversely affect our future results.

Our ability to successfully integrate the operations of the Company and IMGX will depend, in part, on our ability to realize the anticipated benefits from the Merger. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our Common Stock may be adversely affected. In addition, the integration of the Company’s and IMGX’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. It is possible that the integration process could result in the loss of key employees, the disruption of our business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on our operating results and financial condition, including the value of its Common Stock.

The issuance or conversion of securities would result in significant dilution in the equity interest of existing stockholders and adversely affect the marketplace of the securities.

The issuance or conversion of common shares or other securities convertible into common shares would result in significant dilution in the equity interest of existing stockholders and adversely affect the market price of the common shares. We have issued 11,777.418 shares of Series G Preferred Stock to former shareholders of ImmunogenX which are initially convertible, in the aggregate, into 11,777,418 shares of the Company’s common stock, subject to adjustment and certain shareholder approval limitations specified in the Certificate of Designations. These and other future issuances of or conversions of securities may result in significant dilution to existing stockholders, which could adversely impact your investment.

In connection with the Merger, we assumed significantly more indebtedness. Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.

Prior to the Merger, IMGX was party to that certain Credit Agreement, dated as of October 3, 2022 (as amended by that certain Modification of Loan Documents, dated as of September 6, 2023, the “Credit Agreement”), with Mattress Liquidators, Inc. (“Lender”). In connection with the Merger, IMGX entered into a Second Modification of Loan Documents, dated March 13, 2024 (the “Second Amendment,” and the Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), which provides for, among other things: (i) Lender’s consent for the Merger, (ii) Second Merger Sub’s assumption all of IMGX’s obligations, rights and liabilities as borrower under the Amended Credit Agreement, (iii) an amendment to the interest rate to a per annum floating rate equal to the prime rate plus 6.00%, (iv) an extension of the maturity date to September 13, 2025, (v) a prohibition on the borrower’s ability to request additional loans under the revolving credit facility, subject to certain limited exceptions, (vi) the pledge by the stockholders of IMGX (the “Pledgors”) of their equity interests of the Company as part of the collateral securing the obligations under the Amended Credit Agreement (the “Pledged Equity”), and (vii) an amendment to the total commitment under the Amended Credit Agreement to $8,212,345.17, which takes into account a one-time prepayment by IMGX to Lender in the amount of $1,000,000 (the “One-Time Prepayment”), accrued interest and fees for the remaining term of the facility and certain other fees to be paid under the Amended Credit Agreement.

In order to fund the One-Time Prepayment, on March 13, 2024, IMGX entered into (i) a secured promissory note in favor of Jack Syage, in an aggregate principal amount of $500,000 (the “Syage Note”), and (ii) a secured promissory note in favor of Peter Felker, in an aggregate principal amount of $500,000 (the “Felker Note” and collectively with the Syage Note, the “Shareholder Notes”). The Shareholder Notes will bear interest at a per annum floating rate equal to the prime rate plus 4.50% and mature on October 13, 2025.

If we are not able to repay or refinance our debt as it becomes due, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity on terms that may be onerous or highly dilutive, if we can obtain it at all. If we raise equity through the issuance of preferred stock, the terms of the preferred stock may give the holders rights, preferences and privileges senior to those of holders of our Common Stock, particularly in the event of liquidation. Our ability to arrange financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing or refinancing on terms acceptable to us or at all.

If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

Defaults under the Amended Credit Agreement or the Shareholders Notes could result in a substantial loss of our assets.

The borrowings under the Amended Credit Agreement are secured by substantially all of the assets of IMGX and the borrowings under the Shareholder Notes are secured by, among other things, the patents and trademarks owned by IMGX. If an event of default under any of such agreements could enable the lenders or creditors thereunder to declare all borrowings outstanding on such debt, together with accrued and unpaid interest and fees, to be due and payable. The lenders could also elect to foreclose on our assets securing such debt. In such an event, the Company may not be able to refinance or repay all of its indebtedness, have sufficient liquidity to meet operating and capital expenditure requirements, or hold the necessary intellectual property rights to conduct its business. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product candidate development programs, testing efforts or other operations, including.

We expect our expenses to increase in connection with our ongoing activities. We also expect to incur significant expenses related to the development, testing, and manufacturing of our product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our products. Furthermore, following the completion of the Merger, we will incur the additional costs of assuming IMGX’s indebtedness and the development, testing, and manufacturing of latiglutenase and CypCel. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any potential future commercialization efforts.

We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including costs required to advance latiglutenase and CypCel, as well as factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from its day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of manufacturing for our product candidates;
●	the costs associated with hiring additional personnel and consultants as our research and development activities increase;
●	the costs associated with advancing product candidates obtained through the Merger; and
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements.

While we have entered into the non-binding Niclosamide LOI for the Niclosamide Sale, there is no assurance that the Niclosamide Sale will be completed on the terms contained in the Niclosamide LOI or otherwise.

On December 27, 2023, we announced that we entered into the Niclosamide LOI. The amount and structure of the consideration could change as a result of subsequent negotiations, due diligence, or other factors. Any definitive agreement with respect to the Niclosamide Sale would be subject to approval by the respective parties to the Niclosamide LOI, including approval by our Board of Directors, and would likely include a number of customary provisions, including without limitation, representations and warranties of the buyer and us, restrictive covenants, and indemnification provisions, as well as various closing conditions, including without limitation receipt of applicable third party approvals and satisfactory financing arrangements. There can be no assurance that the Niclosamide LOI parties will ultimately negotiate and enter into definitive transaction agreements on the terms contemplated by the Niclosamide LOI or otherwise. In particular, the timing and closing of any such transaction and the aggregate consideration that we may receive may materially differ from that currently contemplated by the Niclosamide LOI. In addition, in the event the Niclosamide Sale does not occur, we may, in the future, enter into other non-binding or binding letters of intent, as well as definitive documentation relating to the sale of niclosamide, however there can be no assurance that we will do so. If we do not complete the sale of Niclosamide pursuant to the Niclosamide LOI, other letters of intent, and any related transaction documentation, we will have incurred expenses without our stockholders realizing any benefit therefrom. Additionally, if we fail to consummate such anticipated Niclosamide Sale, such failure could result in fluctuations to the market price of our Common Stock and may have a material adverse impact on our financial condition and results of operations.

We are a clinical stage biopharmaceutical company and have a limited operating history upon which to base an investment decision.

We are a clinical stage biopharmaceutical company. Since inception, we have engaged primarily in research and development activities of Adrulipase and Niclosamide, and more recently Latiglutenase and Capeserod. We have not generated any revenue from product sales and have incurred significant net losses. We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any of our products will require us to perform a variety of functions, including:

●	continuing to undertake pre-clinical development and clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

Our operations to date have been limited to organizing and staffing, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development, manufacturing and clinical trials of Latiglutenase, Adrulipase, Capeserod and Niclosamide. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to complete development of or commercialize Latiglutenase, Adrulipase, Capeserod, Niclosamide, or any other product candidates and the advisability of investing in our securities.

We have incurred significant losses and negative cash flows from our operations since inception. As of December 31, 2023, we had accumulated deficit of approximately $184.3 million and working capital of approximately $1.8 million. Based on our historical and anticipated rate of cash expenditures, we do not anticipate our existing working capital will be sufficient to sustain our business through the commercialization of our product candidates. Therefore, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. We are actively working to obtain additional funding. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity and/or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our Common Stock to decline or ultimately force us to cease our operations.

We will face intense competition and may not be able to compete successfully.

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Latiglutenase, Adrulipase, Capeserod and Niclosamide, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. We also may compete with these organizations to recruit management, scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates. In the case of Niclosamide, we may also face competition from other companies developing different formulation of Niclosamide for the same indications for which we intend to develop Niclosamide, or from off-label uses of Niclosamide approved for other indications.

We may incur substantial product liability or indemnification claims relating to the use of our product candidates.

We face an inherent risk of product liability exposure based on the use of Latiglutenase, Adrulipase, Capeserod and Niclosamide in human clinical trials, or, if obtained, following marketing approval and commercialization. Claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. Although we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to the testing and use of our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

As of December 31, 2023, we had 9 employees, which increased to 15 employees in March 2024 following the IMGX Merger. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, research and development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of Ukraine, the war between Israel and Hamas and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Geopolitical risks associated with Russia’s invasion of Ukraine and Israel’s war with Hamas could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine and Israel’s war with Hamas, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. There can be no certainty regarding the impacts stemming from the invasion, including the imposition of additional sanctions, embargoes, asset freezes or other economic or military measures resulting from the invasion. The impact of these developments, and additional events that may occur as a result, is currently unknown and could adversely affect our business, supply chain, suppliers and customers and potential customers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could negatively impact our business, financial condition and results of operations.

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

Since we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we are no longer able to take advantage of certain exemptions from various reporting requirements that were previously available to us, but which were not available to other public companies that are not emerging growth companies. Accordingly, we will be required to comply with increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, we will incur greater expenses associated with such reporting requirements. These expenses would further increase if we ceased to be a “smaller reporting company.” In addition, if we are deemed an accelerated filer or large accelerated filer in the future, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have not yet completed the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion when required to do so. In that regard, we currently do not have an internal audit function, and we will need to hire or contract additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

We have no products approved for sale. Latiglutenase, Adrulipase, Capeserod and Niclosamide are in the early stages of clinical development. Our product candidates will require substantial capital expenditures, development, testing, and regulatory clearances prior to commercialization. The development and regulatory approval process take several years, and it is not likely that any such products, even if successfully developed and approved by the FDA or any comparable foreign regulatory authority, would be commercially available for a significant period of time. Many promising drug candidates fail at some stage of their clinical development. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed, receive required regulatory approvals and successfully commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates, could result in the failure of our business and a loss of all of your investment in our company.

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

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our product candidates are safe and effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Latiglutenase has completed three Phase 2 trials: Alvine Pharmaceuticals conducted Phase 2a and Phase 2b studies and ImmunogenX completed a Phase 2b trial. Adrulipase has completed four Phase 2 clinical trials in two separate indications (three Phase 2 in CF patients and one Phase 2 in CP patients). Capeserod was previously studied by Sanofi in seven Phase 1 and two Phase 2 trials investigating the potential of Capeserod for neurological disorders. Niclosamide has completed a Phase 1b/2a study, conducted by First Wave, in patients with mild-to-moderate ulcerative colitis. Success in pre-clinical studies or early clinical trials does not mean that later clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Drug developers frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results.

Any product candidate we advance into and through clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by Latiglutenase, Adrulipase, Capeserod and Niclosamide in clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale. We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

Delays in the commencement or completion of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval and commercialization of our product candidates.

The commencement and completion of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory clearance to commence a clinical trial;
•	identifying, recruiting and training suitable clinical investigators;
•

reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•	obtaining sufficient quantities of investigational product (“IP”) for our product candidates for use in clinical trials;
•	obtaining Institutional Review Board (“IRB”) or ethics committee approval to conduct a clinical trial at a prospective site;
•

identifying, recruiting and enrolling patients to participate in a clinical trial, including delays and/or interruptions resulting from geo-political actions, such as the war in Ukraine, disease or public health epidemics, such as the coronavirus, or natural disasters;

•

retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, changing clinical protocols, fatigue with the clinical trial process, or personal issues;

•	retaining patients who may not follow the clinical trial protocols due to factors including the coronavirus epidemic; and
•	availability of funds.

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

Regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Clinical trials must be conducted in accordance with current cGCPs or other applicable foreign government guidelines governing the design, safety monitoring, quality assurance and ethical considerations associated with clinical studies. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMPs, which are the FDA’s regulations governing the design, monitoring and control of manufacturing processes and facilities. Clinical trials may be suspended by the FDA, other foreign governmental agencies, or us for various reasons, including:

•	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
•	deficiencies in the clinical trial operations or trial sites;
•	the product candidate may have unforeseen adverse side effects;
•	deficiencies in the trial design necessary to demonstrate efficacy;
•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•	the product candidate may not appear to be more effective than current therapies; or
•	the quality or stability of the product candidate may fall below acceptable standards.

If we elect or are forced to suspend or terminate a clinical trial for Latiglutenase, Adrulipase, Capeserod and Niclosamide the commercial prospects for that product candidate will be harmed and our ability to generate product revenue from that product candidate may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these product candidates either by us or by our collaboration partners.

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

Latiglutenase, Adrulipase, Capeserod and Niclosamide could fail to receive regulatory approval for many reasons, including any one or more of the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to hold to previous agreements or commitments;
•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities may fail to approve our product candidates;
•	invest significant additional cash in each of the above activities; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

The time and expense of the approval process, as well as the unpredictability of clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, Latiglutenase, Adrulipase, Capeserod, Niclosamide, or future product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve Latiglutenase, Adrulipase, Capeserod and Niclosamide for fewer or more limited indications than we request, may not approve the prices we may propose to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing circumstances could materially harm the commercial prospects for Latiglutenase, Adrulipase, Capeserod and Niclosamide.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any.

Results of current and future clinical trials of Latiglutenase, Adrulipase, Capeserod and Niclosamide could reveal a high and/or unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

Additionally, if Latiglutenase, Adrulipase, Capeserod and Niclosamide receive marketing approval, and we or others later identify undesirable side effects caused by our products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings in the product’s labeling;
•	we may be required to create a medication guide for distribution to patients that outlines the risks of such side effects;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

We are a clinical-stage biopharmaceutical company and have yet to begin to generate revenue from Latiglutenase, Adrulipase, Capeserod and Niclosamide. Our product candidates are in an early stage of clinical development, and, if we obtain marketing approval for any of products in the future, which we anticipate would not occur for several years, if at all.

We may never gain significant market acceptance for our product candidates and therefore may never generate substantial revenue or profits for us. We will need to establish a market for any of our product candidates that receive regulatory approval through physician education, sales and marketing efforts, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from our studies. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals could limit the adoption of Latiglutenase, Adrulipase, Capeserod and Niclosamide. Our ability to successfully market our product candidates that we may develop will depend on numerous factors, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	the efficacy and safety as demonstrated in clinical trials;

•	the clinical indications for which the product is approved;
•	the inability to demonstrate effectively that the clinical and other benefits of a product candidate outweigh any safety or other perceived risks;
•	the inability to demonstrate effectively that the efficacy of a product candidate is superior to a competing treatment;
•	conducting clinical utility studies of our product candidates to demonstrate economic usefulness to providers and payers;
•	relative convenience and ease of administration;
•	whether our current or future partners, support our offerings;
•	the success of the sales force and marketing effort;
•	unfavorable publicity relating to the product;
•	whether healthcare providers believe our product candidates provide clinical utility relative to their cost; and
•	whether private health insurers, government health programs and other third-party payers will cover our product candidates.

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

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment. In addition, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our product candidates without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

From time to time, we may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to Latiglutenase, Adrulipase, Capeserod and Niclosamide and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These relationships also may result in a delay in the development of Latiglutenase, Adrulipase, Capeserod and Niclosamide if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. We rely completely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on third parties to produce commercial supplies of our product candidates, and our dependence on third party suppliers could adversely impact our business.

We rely completely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on third parties to produce commercial supplies of any approved product candidate, and our dependence on third party suppliers could adversely impact our business.

We rely on third parties to manufacture our product candidates, including Latiglutenase, Adrulipase, Capeserod, and Niclosamide.

The proprietary E. Coli cell line from which the Latiglutenase API is derived is kept at a storage facility maintained by Charles River Laboratories Inc. Latiglutenase drug substance is currently manufactured at a contract facility located in Tribiano (MI), Italy owned by ACS Dobfar SpA, which is not currently GMP certified. While we believe that the GMP certification of the facility owned by ACS Dobfar SpA is achievable, there can be no assurances that such certification will occur. We believe there are multiple alternative contract manufacturers capable of producing the Latiglutenase API that we need for clinical trials. There is no guarantee that the processes are reproducible and transferrable.

Capeserod API is obtained by chemical synthesis and is currently under development to be manufactured by Asymchem Inc. at a facility in Tianjin, China. We believe there are multiple alternative contract manufacturers capable of producing the product we need for clinical trials; however, there is no guarantee that the processes are reproducible and transferrable.

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

We are completely dependent on these third parties for product supply and our Latiglutenase, Adrulipase, Capeserod and Niclosamide development programs would be adversely affected by a significant interruption in our ability to receive such materials. We have not yet entered into long-term manufacturing or supply agreements with any third parties. Furthermore, our third-party suppliers will be required to obtain and maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable regulatory authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products, including Latiglutenase, as a result of a failure of the facilities or operations of our third-party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

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

We intend to rely on our ability to obtain and maintain a regulatory period of market exclusivity for any of our product candidates, including Latiglutenase, Adrulipase, Capeserod and Niclosamide that are successfully developed and approved for commercialization. Although this period in the United States is currently 12 years from the date of marketing approval, reductions to this period have been proposed. This exclusivity period in Europe is currently 10 years from the date of marketing approval by the EMA. Once any regulatory period of exclusivity expires, depending on the status of our patent coverage and the nature of the product, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our products, which would materially adversely affect us.

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

We intend to develop a pipeline of product candidates to treat GI and other diseases. Due to the significant resources required for the development of product candidates, we must focus our attention and resources on specific diseases and/or indications and decide which product candidates to pursue and the amount of resources to allocate to each. We are currently focusing our resources on the development of our product candidates, Latiglutenase, Adrulipase, Capeserod and Niclosamide.

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

We are dependent on our management team and clinical development personnel and our success will depend on their continued service, as well as our ability to attract and retain highly qualified personnel. In particular, the continued employment of our senior management team, which includes James Sapirstein, our Chief Executive Officer and Sarah Romano, our Chief Financial Officer, is critical to our success. The market for the services of qualified personnel in the biotechnology and pharmaceutical industries are highly competitive. The loss of service of any member of our senior management team or key personnel could prevent, impair or delay the implementation of our business plan, the successful conduct and completion of our planned clinical trials and the commercialization of any product candidates that we may successfully develop. We do not carry key man insurance for any member of our senior management team.

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

The potential pricing and reimbursement environment for Latiglutenase, Adrulipase, Capeserod Niclosamide, and any future drug products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities.

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

•

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

•

the U.S. federal false claims and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), which prohibits, among other things, executing a scheme to defraud healthcare programs;
•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes requirements relating to the privacy, security, and transmission of individually identifiable health information, and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

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

•

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

Our success will depend, in large part, on obtaining and maintaining patent protection and trade secret protection for Latiglutenase, Adrulipase, Capeserod and Niclosamide and their formulations and uses, as well as successfully defending these patents against third-party challenges. If we or our licensors fail to appropriately prosecute and maintain patent protection for our product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	patent applications may not result in any patents being issued or any issued patents may not be of sufficient scope to cover our products;
•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;
•

our competitors, many of which have substantially greater resources than we or our partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products;

•

there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns;

•

countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products;

•

others may allege ownership of our patents or patent applications or those of our licensors, and defense of such allegation or potential proceeding could be expensive, time consuming and unsuccessful; and

•	we may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

In addition to patents, we and our partners also rely on trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or come upon this same or similar information independently. We may become subject to claims that we or consultants, advisors or independent contractors that we may engage to assist us in developing Latiglutenase, Adrulipase, Capeserod and Niclosamide have wrongfully or inadvertently disclosed to us or used trade secrets or other proprietary information of their former employers or their other clients.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	abandon an infringing product candidate or redesign our products or processes to avoid infringement;
•

pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•	pay substantial royalties, fees and/or grant cross licenses to our technology; and/or
•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our success depends on obtaining and maintaining proprietary rights to our product candidates for the treatment of age-related diseases, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain patent protection for our product candidates is uncertain due to a number of factors, including:

•	we may not have been the first to make the inventions covered by pending patent applications or issued patent;
•	we may not have been the first to file patent applications for our product candidates or the compositions we developed or for their uses;

•	others may independently develop identical, similar or alternative products or compositions and uses thereof;
•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
•	any or all of our pending patent applications may not result in issued patents;
•	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
•	any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;
•	our compositions and methods may not be patentable;
•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;
•	others may identify prior art or other bases which could invalidate our patents.

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

On August 17, 2023, we received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Common Stock on Nasdaq, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). In that regard, we reported a stockholders’ deficit of $(881,960) in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On October 2, 2023, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule. On November 13, 2023, we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2023, reporting total stockholders’ equity of $3,278,805 as of September 30, 2023.

As we have previously reported, on August 24, 2023, we received a notice (the “Minimum Bid Price Notice”) from the Staff indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). We were provided a compliance period of 180 calendar days from the date of the Notice, or until February 20, 2024, to regain compliance with the Minimum Bid Price Rule, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before February 20, 2024, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. On January 4, 2024, we received notice from Nasdaq Listing Qualifications stating that the Staff had determined that for the prior eleven consecutive business days, from December 18, 2023, to January 3, 2024, the closing bid price of our Common Stock had been at $1.00 per share or greater, and accordingly, we had regained compliance with the Bid Price Rule.

On October 26, 2023, we received notice from the Staff of Nasdaq indicating that, in connection with our July 2023 Offering, we were not in compliance with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price, defined as a price that is the lower of: (i) the Nasdaq official closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the binding agreement; or (ii) the average Nasdaq official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the binding agreement. On December 12, 2023, during the Special Meeting, our stockholders ratified our entry into the Offering as we received the affirmative vote of the majority of the votes cast by shares of our common stock present or represented by proxy and entitled to vote at the Special Meeting. On March 19, 2024, we received the Letter of Reprimand from the Nasdaq Listing Qualifications Staff stating that, while we failed to comply with Nasdaq’s continued listing requirements, our violation of listing rule 5635(d) does not appear to have been the result of a deliberate intent to avoid compliance, and as such, the Staff does not believe that delisting our securities is an appropriate sanction and that it is appropriate to close these matters by issuing the Letter of Reprimand.

There can be no assurance that we will be able to ultimately regain and sustain compliance with all applicable requirements for continued listing on The Nasdaq Stock Market LLC. In 2020, the SEC approved a previously proposed Nasdaq rule change to expedite delisting of securities with a closing bid price at or below $0.10 for 10 consecutive trading days during any bid price compliance period and that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and Nasdaq will instead require the issuance of a Staff delisting determination. We could appeal the determination to a hearings panel, which could grant us a 180-day exception to remain listed if it believes we would be able to achieve and maintain compliance with the bid price requirement. Following the exception, the company would be subject to the procedures applicable to a company with recurring deficiencies (Nasdaq Rule 5815(d)(4)(B)).

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

The market price for our Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to factors including the following:

•	sales or potential sales of substantial amounts of our Common Stock, including sales required for us to regain and maintain compliance with Nasdaq’s continued listing requirements;
•	delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of these trials;
•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
•	developments concerning our licensors or product manufacturers;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries;
•	governmental regulation and legislation;

•	variations in our anticipated or actual operating results;
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; foreign currency values and fluctuations; and
•	overall economic conditions.

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

•	the inability of stockholders to call special meetings;
•

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

•

advance notice required for any nomination or other business to be properly brought before an annual meeting of stockholders which requires notice to be delivered to our secretary not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting, subject to certain exceptions;

•

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

•

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

We currently have Series B Preferred Stock and Series G Preferred Stock outstanding. Our certificate of incorporation authorizes our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval.

As of March 27, 2024, we have approximately 514.96 shares of Series B Preferred Stock outstanding with a stated value of $7,700 per share, which are currently convertible at the holder’s option at any time, together with any accrued but unpaid dividends thereon, into shares of Common Stock at a conversion price of $32,340.00, subject to certain adjustments.

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

As of March 27, 2024, we have 12,373.226 shares of Series G Preferred Stock, par value $0.0001, outstanding. If the Conversion proposal is approved by our stockholders, each share of Series G Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series G Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. Alternatively, the Series G Preferred Stock is redeemable for cash at the option of the holder thereof at any time following the date that is six months after the initial issuance of the Series G Preferred Stock (without regard to the lack of obtaining the requisite stockholder approval to convert the Series G Preferred Stock into Common Stock), at a price per share equal to the then-current fair value of the Series G Preferred Stock.

Holders of Series G Preferred Stock are entitled to receive dividends equal to, on an as-if-converted basis, and in the same form as dividends actually paid on shares of the Common Stock. Our Series G Preferred Stock does not have voting rights, except as required by law. The holders of the Series G Preferred Stock, voting as a separate class, have customary consent rights with respect to certain corporate actions, including the issuance of an increased number of shares of Series G Preferred Stock, the establishment of any capital stock, the incurrence of indebtedness, and certain changes to our Charter or Bylaws including other actions. Additionally, the Company shall not prior to the earlier of stockholder approval of the Conversion Proposal or the six-month anniversary of the Closing, without the affirmative vote of the holders of a majority of the then-outstanding Series G Preferred Stock, consummate or enter into any agreement with respect to any fundamental transactions or any stock sale to, or any merger, consolidation or other business combination of the Company with or into, another entity in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction.

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

Our obligations to the holders of the Series B Preferred Stock, Series G Preferred Stock and any future holders of any additional series of preferred stock we may issue could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and hinder the accomplishment of our corporate goals.

In addition to the above-referenced preferred stock, our Board could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our Common Stock, including the issuance of a series of preferred stock that has greater voting power than our Common Stock or that is convertible into our Common Stock, which could decrease the relative voting power of our Common Stock or result in dilution to our existing stockholders.

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

On July 16, 2020, we consummated a private placement offering (the “Series B Private Placement”) in which we issued an aggregate of approximately 2,912.58 shares of Series B Preferred Stock, at a price of $7,700 per share, initially convertible into an aggregate of 693 shares of Common Stock at $32,340 per share, together with warrants to purchase an aggregate of 346 shares of Common Stock at an exercise price of $35,700 per share. The Series B Preferred Stock carries a cumulative dividend at a rate of 9.0% per annum, payable at our option either in cash or in kind in additional shares of Series B Preferred Stock.

As a result of previous conversions and exchanges, as of December 31, 2023, 514.96 shares of Series B Preferred Stock were outstanding, with an aggregate stated value of approximately $4.0 million, plus accrued and unpaid dividends through such date of approximately $1.1 million, and a conversion price of $32,340.00 per share.

Under the Series B Certificate of Designations, in the event we effect any issuance of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof (a “Subsequent Financing”), each holder of the Series B Preferred Stock has the right to exchange the stated value, plus accrued and unpaid dividends, of the Series B Preferred Stock for any securities issued in the Subsequent Financing, in lieu of any cash subscription payments therefor (the “Series B Exchange Right”). As a result of sales of additional shares of common stock made on November 30, 2021, at a price of $10,985.94 per share, pursuant to our At The Market Agreement dated May 26, 2021 (the “ATM Agreement”) (such price being the lowest price per share sold under the ATM Agreement to date), as of March 27, 2024, we may be required to issue in aggregate up to 449 shares of common stock, with no warrants, to any holders of Series B Preferred Stock who elect to exercise their Series B Exchange Right into shares of common stock. In any event, we anticipate that we would convert any shares of Series C Preferred Stock to be issued pursuant to the Series B Exchange Right into underlying shares of common stock immediately upon issuance.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

First Wave BioPharma has established a comprehensive cybersecurity risk management program aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information. Central to our cybersecurity efforts is a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity initiatives, we have adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0) as a guiding principle. It's important to clarify that our use of the NIST CSF 2.0 is for guidance purposes to frame our risk identification, assessment, and management processes and does not equate to compliance with any specific technical standards or requirements.

Our cybersecurity framework is integrated into First Wave BioPharma's broader enterprise risk management strategy, sharing methodologies, reporting mechanisms, and governance structures with other risk domains including legal, compliance, strategic, operational, and financial risks.

Key components of our cybersecurity risk management program include:

●	Conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure;
●	A dedicated security consultant overseeing the risk assessment process, maintenance of security controls, and coordination of responses to cybersecurity incidents;

●	Engagement with external service providers to evaluate, enhance, or support our security measures;
●	Comprehensive cybersecurity training programs for employees, incident responders, and senior management to foster a culture of security awareness;
●	An incident response plan outlining specific procedures for managing cybersecurity incidents; and
●	A thorough third-party risk management process to evaluate and manage risks associated with service providers, suppliers, and vendors.

To date, we have not identified any cybersecurity threats or past incidents that have had, or are likely to have, a material impact on our Company's operations, business strategy, financial performance, or results of operations.

Our external security expert has over thirty years of experience with cybersecurity, information technology development and deployment and information technology risk assessment and management, including information security management.

Cybersecurity Governance

The governance of cybersecurity risks is a critical function of our Board of Directors, with the Audit Committee playing a key role in the oversight of cybersecurity and related technology risks. The Audit Committee is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Audit Committee will receive regular updates from management on the state of cybersecurity risks facing the company. This will include briefings on any significant cyber incidents and ongoing risk management efforts. These updates will enable the Audit Committee to provide informed reports on cybersecurity matters to the full Board.

Our Audit Committee is actively involved in our cybersecurity oversight and under our new Cybersecurity Policy adopted on March 11, 2024, will receive detailed briefings from our external cybersecurity expert.

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Chief Financial Officer. This team is at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach includes regular updates from our external security expert, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

ITEM 2.PROPERTIES

Facilities

We lease the space for our principal executive offices at 777 Yamato Road, Suite 502, Boca Raton, FL 334315. We believe that our facility is adequate to meet our current needs.

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

Market Information

Our Common Stock is listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “FWBI”.

Holders of Record

At March 27, 2024, there were 2,025,199 shares of our Common Stock issued and outstanding and approximately 149 stockholders of record.

Dividends

We did not declare any dividends on our Common Stock for the years ended December 31, 2023 and 2022, respectively. Our board of directors does not intend to distribute dividends in the future. Instead, we plan to retain any earnings to finance the development of our product candidates and expansion of our business. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Unregistered Sales of Equity Securities

In July 2023 and December 2023, we issued an aggregate of 7,500 shares of Common Stock to a consultant with a grant date fair value of approximately $76,000 for investor relations services provided. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the year ended December 31, 2023, there were no other sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Report on Form 10-Q.

ITEM 6.[RESERVED]

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

We are currently focused on developing a therapeutic pipeline with multiple late-stage clinical programs built around four proprietary technologies – Latiglutenase, a targeted oral minimally absorbed recombinant enzyme designed to breakdown gluten into non-immunogenic peptides for the treatment of symptomatic celiac disease as an adjunct to the gluten free diet; the biologic Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in cystic fibrosis and chronic pancreatitis patients with exocrine pancreatic insufficiency; Capeserod, a selective 5-HT4 receptor partial agonist which we are developing for the treatment of gastroparesis; and Niclosamide, an oral small molecule with anti-inflammatory properties for patients with inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

In March 2024, we announced the closing of a merger with ImmunogenX, Inc. (“IMGX”), a private, clinical-stage biopharmaceutical company founded in 2013, which is developing the biologic, Latiglutenase, for celiac disease. IMGX is also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”).

In December 2023, we announced that we have entered into a non-binding term sheet to sell our Niclosamide program. The non-binding term sheet includes a low seven-figure upfront payment to us for rights to Niclosamide, as well as economics related to future milestones and royalties. The transaction is expected to close in the first half of 2024.

Our Product Candidates

Our Latiglutenase program is focused on the development of oral, minimally-absorbed, recombinant enzymes, which will be delivered as powders and combined with flavoring and water to be taken with the three main gluten-free meals. After a successful End-of-Phase 2 meeting with the FDA, we expect to enter Phase 3 clinical trials in the first half of 2025.

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

Our Niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications. In 2022 we advanced two separate Phase 2 clinical programs of our Niclosamide formulations, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, and FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”). We are no longer actively pursuing these programs.

Merger with ImmunogenX

On March 13, 2024, we acquired ImmunogenX, Inc., a Delaware corporation (“IMGX”), in accordance with the terms of an Agreement and Plan of Merger, dated March 13, 2024 (the “Merger Agreement”), by and among the Company, IMMUNO Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), IMMUNO Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), and IMGX. Pursuant to the Merger Agreement, First Merger Sub merged with and into IMGX, pursuant to which IMGX was the surviving corporation (the “First Merger”). Immediately following the First Merger, IMGX merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity and a wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, following the consummation of the Merger (the “Closing”), in exchange for the outstanding shares of capital stock of IMGX immediately prior to the effective time of the First Merger, we issued to the stockholders of IMGX an aggregate of  (A) 36,830 shares of Common Stock, and (B) 11,777.418 shares of Series G Preferred Stock, each share of which is convertible into 1,000 shares of Common Stock, subject to certain conditions described below. In addition, we assumed (i) all IMGX stock options immediately outstanding prior to the First Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”) and (ii) all IMGX warrants immediately outstanding prior to the First Merger, each becoming a warrant to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Warrants”). The Assumed Options are exercisable for an aggregate of 200,652 shares of Common Stock, have an exercise price of $0.81 and expire between February 1, 2031 and June 6, 2033. The Assumed Warrants are exercisable for an aggregate of 127,682 shares of Common Stock, have exercise prices ranging from $3.02 to $3.92 and expire between September 30, 2032 and September 6, 2033.

The foregoing description of the Assumed Warrants does not purport to be complete and is qualified in its entirety by reference to the form of Assumed Warrant, which is incorporated by reference to this Report as Exhibit 4.43.

Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As partial compensation for services rendered by Tungsten, the Company issued to Tungsten or its affiliates or designees an aggregate of 18,475 shares of Common Stock and 595.808 shares of Series G Preferred Stock.

Pursuant to the Merger Agreement, we have agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of shares of Series G Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) if deemed necessary or appropriate by the Company or as otherwise required by applicable law or contract, the approval of an amendment to the Company’s certificate of incorporation, as amended (the “Charter”), to authorize sufficient shares of Common Stock for the conversion of all shares of Series G Preferred Stock issued pursuant to the Merger Agreement (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company has agreed to file a proxy statement with the SEC.

The Board and the holders of a majority of the Company’s Series B Convertible Preferred Stock approved the Merger Agreement and the related transactions and the consummation of the Merger was not subject to approval of Company common stockholders.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference to this Report as Exhibit 2.2.

The Merger Agreement contains representations, warranties and covenants that the Company and IMGX made to each other as of specific dates. The assertions embodied in those representations, warranties and covenants were made solely for purposes of the Merger Agreement between the Company and IMGX and may be subject to important qualifications and limitations agreed to by the Company and IMGX in connection with negotiating its terms, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to investors or securityholders, or may have been used for the purpose of allocating risk between the Company and IMGX rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. For the foregoing reasons, no person should rely on the representations and warranties as statements of factual information at the time they were made or otherwise.

Voting and Support Agreements

In connection with the execution of the Merger Agreement, the Company and IMGX entered into stockholder voting agreements (the “IMGX Voting Agreements”) with certain of IMGX’s stockholders. Pursuant to the IMGX Voting Agreements, among other things, each of the IMGX stockholder parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Share Increase Proposal (if such proposal is brought before the Company’s stockholders).

The foregoing description of the IMGX Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the IMGX Voting Agreement, a copy of which is included as Exhibit A to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

In connection with the execution of the Merger Agreement, the Company and IMGX entered into stockholder support agreements (the “Company Support Agreements”) with certain of the Company’s officers (solely in their capacity as stockholders of the Company). Pursuant to the Support Agreements, among other things, each of the Company stockholder parties thereto has agreed to vote or cause to be voted all of the shares of Common Stock owned by such stockholder in favor of the Meeting Proposals.

The foregoing description of the Company Support Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Company Support Agreement, a copy of which is included as Exhibit B to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

Lock-up Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain IMGX stockholders as of immediately prior to the Closing, and certain officers of the Company as of immediately prior to the Closing entered into lock-up agreements with the Company and IMGX, pursuant to which each such stockholder agreed to be subject to a 180-day lockup on the sale or transfer of shares of the Company held by each such stockholder at the Closing, including those shares of Common Stock and Series G Preferred Stock (including the shares of Common Stock into which such Series G Preferred Stock is convertible) received by each such stockholder in the Merger (the “Lock-up Agreements”).

The foregoing description of the Lock-up Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Lock-up Agreement, a copy of which is included as Exhibit C to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

Restrictive Covenants Agreements

Concurrently and in connection with the execution of the Merger Agreement, certain IMGX officers as of immediately prior to the Closing, entered into restrictive covenants agreements with the Company and IMGX, pursuant to which such individuals and each of their affiliates agreed not to compete with IMGX during the three-year period following the Closing and, during such three-year restricted period, not to solicit Restricted Employees (as defined in the form of Restrictive Covenants Agreement) (the “Restrictive Covenants Agreements”). The Restrictive Covenants Agreements also contain customary non-disparagement and confidentiality provisions.

The foregoing description of the Restrictive Covenants Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Restrictive Covenants Agreement, a copy of which is included as Exhibit D to the Merger Agreement, which is incorporated herein by reference as Exhibit 2.2 to this Report.

Debt of ImmunogenX

IMGX is party to that certain Credit Agreement, dated as of October 3, 2022 (as amended by that certain Modification of Loan Documents, dated as of September 6, 2023, the “Credit Agreement”), with Mattress Liquidators, Inc. (“Lender”), pursuant to which Lender provided IMGX with a secured revolving credit facility with a total commitment of $7,500,000. The loans under the Credit Agreement bore interest at a per annum floating rate equal to the prime rate plus 4.50% and had a maturity date of October 3, 2024. In connection with the Merger, IMGX entered into a Second Modification of Loan Documents, dated March 13, 2024 (the “Second Amendment,” and the Credit Agreement as amended by the Second Amendment, the “Amended Credit Agreement”), which provides for, among other things: (i) Lender’s consent for the Merger, (ii) Second Merger Sub’s assumption all of IMGX obligations, rights and liabilities as borrower under the Amended Credit Agreement, (iii) an amendment to the interest rate to a per annum floating rate equal to the prime rate plus 6.00%, (iv) an extension of the maturity date to September 13, 2025, (v) a prohibition on the borrower’s ability to request additional loans under the revolving credit facility, subject to certain limited exceptions, (vi) the pledge by the stockholders of IMGX (the “Pledgors”) of their equity interests of the Company as part of the collateral securing the obligations under the Amended Credit Agreement (the “Pledged Equity”), and (vii) an amendment to the total commitment under the Amended Credit Agreement to $8,212,345.17, which takes into account a one-time prepayment by IMGX to Lender in the amount of $1,000,000 (the “One-Time Prepayment”), accrued interest and fees for the remaining term of the facility and certain other fees to be paid under the Amended Credit Agreement. The Pledged Equity shall be subject to a call right, which shall give Lender the right to, at its option, require the Pledgors to sell to Lender (on a pro rata basis) the number of shares of Pledged Equity that, when multiplied by the per share valuation of the Common Stock at Closing, satisfies all or a portion of the then outstanding amount of obligations under the Amended Credit Agreement.

The borrowings under the Amended Credit Agreement are by evidenced by that certain Second Amended and Restated Revolving Loan Promissory Note, dated March 13, 2024 (the “Note”), and are secured by substantially all of the assets of IMGX pursuant to that certain Security Agreement, dated as of October 3, 2022, as amended (the “Security Agreement”), by and between IMGX and Lender.

On March 13, 2024, IMGX and Lender entered into a lender support letter (the “Support Letter”), pursuant to which, among other things, IMGX and Lender agreed that IMGX is permitted to license or transfer rights to any intellectual property which may constitute collateral under the Amended Credit Agreement.

The Amended Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including covenants that limit or restrict the IMGX’s ability to, among other things, incur additional indebtedness, merge or consolidate, pay dividends or other distributions, repurchase equity, dispose of assets and enter into certain transactions with affiliates, in each case subject to certain exceptions. The Amended Credit Agreement also includes customary events of default, and upon the occurrence and during the continuation of an event of default, Lender may declare the outstanding advances and all other obligations under the Amended Credit Agreement to be immediately due and payable. Payments owed under the Credit Agreement are also personally guaranteed by Jack Syage (the “Guarantee”).

The foregoing descriptions of the Amended Credit Agreement, the Note, the Security Agreement and the Support Letter do not purport to be complete and are qualified in their entirety by reference to the Amended Credit Agreement, the Note, the Security Agreement and the Support Letter, which are incorporated herein by reference as Exhibits 10.54, 10.55, 10.56 and 10.57 to this Report.

Stockholder Notes

In order to fund the One-Time Prepayment, on March 13, 2024, IMGX entered into (i) a secured promissory note in favor of Jack Syage, in an aggregate principal amount of $500,000 (the “Syage Note”), and (ii) a secured promissory note in favor of Peter Felker, in an aggregate principal amount of $500,000 (the “Felker Note” and collectively with the Syage Note, the “Shareholder Notes”). The Shareholder Notes will bear interest at a per annum floating rate equal to the prime rate plus 4.50% and mature on October 13, 2025. Each of Jack Syage and Peter Felker, who were shareholders of IMGX prior to the Merger, have entered into a patent and trademark security agreement (the “Shareholder Security Agreements”), each dated March 13, 2024, pursuant to which the obligations under each of the Shareholder Notes are secured by, among other things, the patents and trademarks owned by IMGX.

The foregoing descriptions of the Shareholder Notes and the Shareholder Security Agreements do not purport to be complete and are qualified in their entirety by reference to the Form of Shareholder Note and Form of Shareholder Security Agreement, which are incorporated herein by reference as Exhibits 10.58 and 10.59 to this Report.

Nasdaq Listing Requirements

On August 17, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholder’s Equity Rule”). In that regard, we reported stockholders’ equity of $881,960 in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On October 2, 2023, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule. On November 13, 2023, we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2023, reporting total stockholders’ equity of $3,278,805 as of September 30, 2023. We are awaiting a determination from the Staff regarding our compliance with the Minium Stockholder’s Equity Rule.

On August 24, 2023, we received notice from the Staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we were not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We had 180 days from August 24, 2023, or through February 20, 2024, to regain compliance with the Bid Price Rule. On January 4, 2024, we received notice from the Staff that we are in compliance with the Bid Price Rule.

On October 26, 2023, we received a notice from the Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that in connection with the July 2023 Offering, the Company was not in compliance with Nasdaq’s shareholder approval requirements set forth in listing rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price, defined as a price that is the lower of: (i) the Nasdaq official closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the binding agreement; or (ii) the average Nasdaq official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the binding agreement. On December 12, 2023, during the Special Meeting, our stockholders ratified our entry into the July Offering as we received the affirmative vote of the majority of the votes cast by shares of our common stock present or represented by proxy and entitled to vote at the Special Meeting. On March 19, 2024, we received a Letter of Reprimand from the Nasdaq Listing Qualifications Staff (the "Letter of Reprimand") stating that, while we failed to comply with Nasdaq's continued listing requirements, our violation of listing rule 5635 (d) does not appear to have been the result of a deliberate intent to avoid compliance, and as such, the Staff does not believe that delisting our securities is an appropriate sanction and that it is appropriate to close these matters by issuing the Letter of Reprimand.

Registered Direct Offering

On March 6, 2024, we closed on a Registered Direct Offering with an institutional investor for the purchase and sale of 525,625 shares of our Common Stock (or Common Stock equivalents) at a price of $7.61 per share. In addition, we issued to the investor warrants to purchase up to 525,625 shares of Common Stock. The warrants have an exercise price of $7.48 per share, are exercisable immediately following the date of issuance, and have a term of five years following the date of issuance. Roth Capital Partners acted as the exclusive placement agent for the offering. The gross proceeds to us from this offering were approximately $4.0 million, before deducting the placement agent's fees and other offering expenses payable by us.

Issuance of Restricted Stock Units

On January 2, 2024, we issued to employees, consultants and the board of directors ten-year restricted stock units consisting of 120,532 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Warrant Reload and Repricing

On December 27, 2023 we entered into a warrant exercise inducement offer letter with a holder of warrants to purchase shares of common stock pursuant to which the holder agreed to exercise for cash their existing warrants to purchase 881,337 shares of common stock, in the aggregate, at a reduced exercise price of $5.50 per shares, in exchange for new warrants on substantially the same terms as the existing warrants, to purchase up to 1,762,674 shares of common stock and a cash payment of $0.125 per warrant share which was paid in full upon the exercise of the existing warrants. We received aggregate gross proceeds of approximately $4.8 million from the exercise of the existing warrants and sale of the inducement warrants.

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

Pursuant to the terms of a Waiver Agreement entered into by us and the Consenting Holders (the “Waiver Agreement”), we have permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $1,050.00 per share or, in the case of Consenting Holders who are officers and directors of the Company, $1,383.40 (the “Exercise Price Reduction”). Only Consenting Holders are entitled to the Exercise Price Reduction. Series B Warrants to purchase an aggregate of approximately 58 shares of our common stock received the Exercise Price Reduction which was effective as of the Expiration Date.

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

Research and Development Expense

Conducting research and development is central to our business. Historically, the majority of our research and development expenses have been focused on the development of Adrulipase and the acquisition and development of Niclosamide. Research and development expenses consist primarily of internal and external costs incurred for our development activities, which include, among other things:

•	personnel-related costs, which include salaries, benefits, and stock-based compensation expense;
•	fees paid to third parties for services directly related to our drug development and regulatory efforts;
•

Expenses incurred under agreements with clinical research organizations (“CROs”), investigative sites and consultants and contractors that conduct or provide other services relating to our clinical trials and research activities;

•	the cost of acquiring drug product, drug supply and clinical trial materials from contract development and manufacturing organization (“CDMOs”) and third-party contractors;
•	costs associated with preclinical and non-clinical activities;
•	payments and other costs in connection with the acquisition our product candidates under licensing agreements; and
•	amortization of intangible assets, including patents, in-process research and development and license agreements.
●	Costs incurred in connection with research and development activities are expensed as incurred.

We expect our research and development expenses to increase for the foreseeable future as we focus our efforts on the clinical development of our product candidates, including Latiglutenase, Adrulipase, Capeserod and Niclosamide through late-stage clinical trials, as well as chemistry, manufacturing and controls (“CMC”) efforts. The process of conducting non-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. It is difficult to determine with certainty the duration and costs of any non-clinical study or clinical trial that we may conduct. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event any of our product candidates receives regulatory approval, to potentially fund the launch and sales and marketing efforts of the product.

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

As of December 31, 2023, we had cash and cash equivalents of approximately $3.7 million, working capital of approximately $1.8 million, and had sustained cumulative losses attributable to common stockholders of approximately $184.3 million. Subsequent to December 31, 2023, we have raised aggregate gross proceeds of approximately $4.0 million from a March 2024 Registered Direct Offering. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by geopolitical events, including war in Ukraine and rising tensions in the Middle East, which are evolving and could negatively impact our ability to raise additional capital in the future.

We have funded our operations to date primarily through the issuance of debt, convertible debt securities, preferred stock, as well as the issuance of Common Stock in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of Latiglutenase, Adrulipase, Capeserod and Niclosamide. We will require additional financing to develop our product candidates, run clinical trials, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We will seek funds through additional equity and/or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Although, we are primarily focused on the development of our product candidates, including Latiglutenase, Adrulipase, Capeserod and Niclosamide, we are also opportunistically focused on expanding our product pipeline of clinical assets through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions business combinations, and other partnership opportunities. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC. Under current Securities and Exchange Commission regulations, if at any time our public float is less than $75.0 million, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float, which is referred to as the baby shelf rules. As of December 31, 2023, our calculated public float is below $75.0 million and we will be subject to baby shelf rules for any offerings conducted on our shelf registration statement. As such, we will be restricted from selling more than an aggregate of one-third of our public float pursuant to a shelf registration statement in any twelve-month period, so long as the aggregate market value of our Common Stock held by non-affiliates is less than $75.0 million.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

On March 6, 2024, we closed on a Registered Direct Offering with an institutional investor for the purchase and sale of 525,625 shares of our Common Stock (or Common Stock equivalents) at a price of $7.61 per share. In addition, we issued to the investor warrants to purchase up to 525,625 shares of Common Stock. The warrants have an exercise price of $7.48 per share, are exercisable immediately following the date of issuance, and have a term of five years following the date of issuance. Roth Capital Partners acted as the exclusive placement agent for the offering. The gross proceeds to us from this offering were approximately $4.0 million, before deducting the placement agent's fees and other offering expenses payable by us.

Consolidated Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the periods indicated:

	Years Ended December 31,		Increase
	2023	2022	(decrease)
Operating expenses:
Research and development expenses	$5,033,218	$8,776,302	$(3,743,084)
Research and development recovery - intellectual property acquired	—	(8,085,045)	8,085,045
General and administrative expenses	10,737,609	11,986,809	(1,249,200)
Total operating expenses	15,770,827	12,678,066	3,092,761
Other expenses	24,156	240,205	(216,049)
Loss on dissolution of foreign subsidiary	—	1,711,371	(1,711,371)
Net loss	$15,794,983	$14,629,642	$1,165,341

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidates, including Latiglutenase, Adrulipase, Capeserod and Niclosamide. As a result, we did not have any revenue during the years ended December 31, 2023 and 2022, respectively.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 totaled approximately $5.0 million, a decrease of approximately $3.8 million, or 43%, over the approximately $8.8 million recorded for the year ended December 31, 2022. Research and development recovery for intellectual property acquired in connection with the acquisition of FWB, totaled approximately $8.1 million for the year ended December 31, 2022.

The decrease of approximately $3.8 million in research and development expenses, excluding recovery related to the acquired intellectual property, was primarily attributable to decreases of approximately $2.8 million in clinical trial related expenses in connection with the Adrulipase Phase 2b clinical trial in 2023 compared to the Niclosamide FW - COV clinical trial in 2022, approximately $1.2 million in CMC related costs, and approximately $0.8 million in personnel related costs; partially offset by an increase of $0.5 million for the exclusivity payment that was paid in connection with December 2023 execution of the non - binding letter of intent with IMGX, as well as an increase of $0.5 million for the payment in connection with the license agreement for Capeserod.

The approximately $8.1 million in research and development recovery for acquired intellectual property recorded during the year ended December 31, 2022 was a result of a term sheet entered into on July 29, 2022 related to the acquisition of the Niclosamide drug candidates.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2023 totaled approximately $10.7 million, a decrease of approximately $1.3 million, or 10%, over the approximately $12.0 million recorded for the year ended December 31, 2022.

The decrease in total general and administrative expenses was due primarily to decreases in costs associated with being a publicly reporting company, including investor relations and corporate communications, of approximately $0.9 million and legal and professional fees of approximately $0.9 million,; partially offset by increases in personnel related costs of approximately $0.6 million.

Other Expenses and Loss on Dissolution of Foreign Entity

Other expenses for the year ended December 31, 2023 totaled approximately $0.02 million compared to approximately $0.2 million for the year ended December 31, 2022. During the year ended December 31, 2023, we recorded interest expense of $0.02 million related to the financing of our corporate insurance policies. During the year ended December 31, 2022, we recorded an expense of approximately $0.2 million for Waiver fees paid related to the Series B preferred stock. Additionally, during the year ended December 31, 2022, we recorded a loss of approximately $1.7 million due to the dissolution of our foreign subsidiary.

Net Loss

As a result of the factors above, our net loss for the year ended December 31, 2023 totaled approximately $15.8 million, an increase of approximately $1.2 million, or 8%, over the net loss of approximately $14.6 million recorded for the year ended December 31, 2022.

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(12,377,852)	$(22,344,079)
Investing activities	(500,000)	—
Financing activities	15,226,721	15,739,531
Net increase (decrease) in cash and cash equivalents	$2,348,869	$(6,604,548)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 of approximately $12.4 million was primarily attributable to our net loss of approximately $15.8 million. This decrease was partially offset by addbacks for non-cash expenses for stock-based compensation expense of approximately $1.0 million, an increase in accounts payable and accrued expenses of approximately $1.5 million, and an increase in prepaid expenses of approximately $0.7 million.

Net cash used in operating activities during the year ended December 31, 2022 of approximately $22.3 million was primarily attributable to our net loss of approximately $14.6 million, a decrease in the payable related to the FWB acquisition of approximately $8.1 million, and decreases in accounts payable and accrued expenses of approximately $2.1 million. These were partially offset by addbacks for non-cash expenses of approximately $2.8 million mainly related to the dissolution of our foreign subsidiary of approximately $1.7 million, stock-based compensation expense of approximately $0.8 million, and Common Stock granted to consultants of approximately $0.2 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was approximately $0.5 million consisting of the up-front payment related to our license agreement for Capeserod.

Financing Activities

Net cash provided by financing activities of approximately $15.2 million for the year ended December 31, 2023 was primarily due to net proceeds received from the exercise of warrants of approximately $10.3 million; the issuance of Common Stock, pre-funded warrants and warrants for net proceeds of approximately $5.5 million; partially offset by approximately $0.6 million of cash paid related to the repayment of a note payable.

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

The carrying value of goodwill was approximately $1.7 million at both December 31, 2023 and 2022. Historically, goodwill was denominated in a foreign currency and translated to U.S. dollars at period end exchange rates. Effective with the dissolution of AzurRx SAS in October 2022, goodwill is carried on the U.S. books denominated in U.S. dollars. During the year ended December 31, 2022, we recognized a loss of approximately $1.7 million related to foreign translation adjustments associated with the dissolution. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

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

As of December 31, 2023, our senior management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our senior management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2023 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based upon those criteria.

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

Director, Title	Age
James Sapirstein – Chief Executive Officer, Chairman and Non-Independent Director	62
Edward J. Borkowski – Lead Independent Director	64
Charles J. Casamento – Independent Director	78
Alastair Riddell, MSc., MBChB., DSc. – Independent Director	74
Terry Coelho – Independent Director	62
Jack Syage, Ph.D. – President and Chief Operating Officer	69
Chaitan Khosla – Independent Director	59

James Sapirstein was appointed to the Board on October 8, 2019 and as our President and Chief Executive Officer effective that same day. Mr. Sapirstein was appointed Chair of the Board effective February 19, 2021. Mr. Sapirstein served as the Company's President until the appointment of Mr. Syage in March 2024. Prior to joining us, Mr. Sapirstein served as Chief Executive Officer and as a director of ContraVir Pharmaceuticals, Inc. (now known as Hepion Pharmaceuticals, Inc.) from March 2014 to October 2018. Previously, Mr. Sapirstein was the Chief Executive Officer of Alliqua Therapeutics from October 2012 to February 2014. He founded and served as Chief Executive Officer of Tobira Therapeutics from October 2006 to April 2011 and served as Executive Vice President, Metabolic and Endocrinology for Serono Laboratories from June 2002 to May 2005. Mr. Sapirstein’s earlier career included a number of senior level positions in the area of marketing and commercialization, including as Global Marketing Lead for Viread (tenofovir) while at Gilead Sciences and as Director of International Marketing of the Infectious Disease Division at Bristol Myers Squibb. Mr. Sapirstein is currently the Chair Emeritus of BioNJ, the New Jersey affiliate of the Biotechnology Innovation Organization, and also serves on the Emerging Companies and Health Section Boards of the Biotechnology Innovation Organization. Mr. Sapirstein received his bachelor’s degree in pharmacy from Rutgers University and holds an MBA degree in management from Fairleigh Dickinson University.

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

Terry Coelho was appointed to the Board on August 11, 2021. Ms. Coelho is currently serving as the CFO of Gamida Cell, a public, commercial - stage biotechnology company focused on cell therapy. She serves as a member of the Audit Committee and the Compensation Committee, and as a member and the Chair of the Nominating and Corporate Governance Committee for INOTIV (NASDAQ: NOTV). Additionally, Ms. Coelho serves as the Chair of the Audit Committee and member of the Compensation Committee for the Board of HOOKIPA (NASDAQ: HOOK). Previously, Ms. Coelho served as the Executive Vice President, Chief Financial Officer & Chief Business Development Officer of CinCor Pharma, Inc. (NASDAQ: CINC), a clinical stage cardiorenal therapeutics company from November 2021 to November 2022. Prior to this, Ms. Coelho served as Executive Vice President and Chief Financial Officer at BioDelivery Sciences International, Inc. (NASDAQ: BDSI), a commercial-stage specialty pharmaceutical company, from January 2019 to November 2021. Prior to her tenure at BDSI, Ms. Coelho served as Chief Financial Officer and Treasurer at Balchem Corporation (NASDAQ: BCPC) from October 2017 to October 2018. Previous to her role at Balchem she served as Chief Operating Officer for Diversey, Inc., a multi-billion-dollar global private equity carve-out from Sealed Air Corporation. She additionally held senior finance positions at Diversey Care, including that of Division Chief Financial Officer and VP of Global Commercial Excellence, from October 2014 through August 2017. Ms. Coelho has also served in senior finance and operational leadership roles of increasing responsibility with leading global organizations, including Mars, Incorporated, and Novartis Pharmaceuticals from 2007 to 2014, including serving as Global Head of Oncology Development Finance. Ms. Coelho earned an MBA in Finance from IBMEC in Brazil and a Bachelor of Arts degree in both Economics and International Relations, summa cum laude, from The American University School of International Service in Washington, DC. She has led Women’s Networking ERGs and is a founding Steering Committee Member of the CFO Leadership Council – Charlotte, North Carolina, chapter.

Ms. Coelho was selected as a director due to her financial background and experience as a senior financial officer of public companies.

Jack Syage was appointed to the Board on March 13, 2024. Mr. Syage served as the Chief Executive Officer of ImmunogenX from July 2013 until the Closing of the Merger and as a member of the board of directors of ImmunogenX from January 2021 until the Closing of the Merger. Dr. Syage has over 30 years of experience in creating and leading the development of innovative technologies in the analytical instrumentation field. He is regarded as a leading expert in mass spectrometry and trace chemical detection. Dr. Syage served as CEO and Co - Founder of ImmunogenX, a global leader in the development of treatments for celiac disease, which developed latiglutenase before its combination with First Wave BioPharma. Previously he founded Syagen Technology, Inc. and led its growth culminating in its successful acquisition by French multinational Safran S.A. in 2011. Dr. Syage sits on the Board of Directors of Advanced Telesensors, PhageTech, Analytical Detection, and Appellation Ventures. He has published over 130 papers, delivered about 100 invited talks, has over 30 U.S. patents issued or pending, and appears on the list of the Most Highly Cited Chemists. His honorary positions include Fellow of the American Physical Society, Visiting Professor at UC Irvine, Visiting Professor at the Université de Paris - Sud, Editorial Board member of the Journal of Physical Chemistry, and invitee to the Nobel Symposium in Chemistry. He has received a Tibbets Award (SBIR) and was recently inducted into the Orange County OC 500 Directory of Influence. He received BA and PhD degrees from Hamilton College and Brown University, respectively, where he won several academic awards including Best Thesis. He was a postdoctoral fellow at Caltech under Nobel Laureate Ahmed Zewail.

Chaitan Khosla was appointed to the Board on March 13, 2024. Mr. Khosla has served as a Professor in the Departments of Chemistry and Chemical Engineering at Stanford University since 1992 and is founding director of the university's Innovative Medicines Accelerator. He served as a member of the board of directors of ImmunogenX from 2021 until the Closing of the Merger. He received his Ph.D. in 1990 at Caltech. After completing postdoctoral studies in 1992, he joined the faculty of Stanford University. In 2002 he and his collaborators discovered that the immunotoxicity of dietary gluten in celiac disease is causatively correlated to its intestinal proteolytic resistance, a finding that led to the invention of latiglutenase by his laboratory. He has co - authored over 400 peer - reviewed publications and is an inventor on more than 80 issued U.S. patents. Dr. Khosla is an elected member of the American Academy for Arts and Science, the National Academy of Engineering, and the National Academy of Sciences. Over the past three decades, he has helped launch and build four biotechnology companies including Kosan Biosciences (NASDAQ: KOSN; acquired by Bristol Myers Squibb in 2008) and Sitari Pharmaceuticals (acquired by GlaxoSmithKline in 2019).

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

Executive Officer	Age	Title
James Sapirstein	62	Chief Executive Officer, Chairman and Non-Independent Director
Sarah Romano	44	Chief Financial Officer
Jack Syage, Ph.D.	69	President and Chief Operating Officer

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

Jack Syage. Please see Mr. Syage's biography under the "Directors" section of this Annual Report.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2023 and that such filings were timely.

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

Insider Trading Policy

Our board of directors has adopted an insider trading policy filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

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

Audit Committee

The duties and responsibilities of the Audit Committee include but are not limited to:

•	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;
•	discussing with our independent registered public accounting firm the independence of its members from its management;
•	reviewing with our independent registered public accounting firm the scope and results of their audit;
•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that are filed with the SEC;
•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;
•	coordinating oversight of the Code and our disclosure controls and procedures on behalf of the Board;
•	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and
•	reviewing and approving related-person transactions.

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

Compensation Committee

The duties and responsibilities of the Compensation Committee include but are not limited to:

•	reviewing key employee compensation goals, policies, plans and programs;
•	reviewing and approving the compensation of our directors and executive officers;
•	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and
•	appointing and overseeing any compensation consultants or advisors to the Company.

The rules of Nasdaq require our Compensation Committee to consist entirely of independent directors. The Board has affirmatively determined that Ms. Coelho and Mr. Riddell meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules.

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

The rules of Nasdaq require our Nominating and Corporate Governance Committee to consist entirely of independent directors. The Board has affirmatively determined that Mr. Borkowski and Mr. Riddle meet the definition of "independent director" for purposes of serving on the Nominating and Governance Committee under Nasdaq rules.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

The table set forth below reflects certain information regarding the compensation paid or accrued during the years ended December 31, 2023 and 2022 to our Chief Executive Officer and our executive officers, other than our Chief Executive Officer, who were serving as an executive officer as of December 31, 2023, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Executive Compensation

					Stock		Option		All Other
Named Executive Officers	Year	Salary	Bonus		Award		Award		Compensation		Total
James Sapirstein	2023	$513,600	$192,600	(1)	$339,566	(3)	$—		$200,000	(5)	$1,245,766
Chief Executive Officer	2022	$480,000	$96,000	(2)	$—		$165,720	(4)	$—		$741,720
Sarah Romano	2023	$390,550	$117,165	(1)	$185,676	(3)	$—		$117,165	(5)	$810,556
Chief Financial Officer	2022	$304,166	$54,000	(2)	$—		$135,503	(4)	$—		$493,669
(1)	Represents accrued and unpaid bonuses during 2023, as of December 31, 2023.
(2)	Represents accrued and unpaid bonuses during 2022, as of December 31, 2022.
(3)

Represents the grant date fair value of restricted stock units issued during the year ended December 31, 2023.The assumptions used in the calculation of these amounts are included in Note 11 of the notes to the consolidated financial statements contained in this Annual Report.

(4)

Represents the grant date fair value of stock options issued during the year ended December 31, 2022, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 11 of the notes to the consolidated financial statements contained in the Company’s Annual Report, filed with the SEC on March 20, 2023.

(5)	Represents retention bonus paid during the year ended December 31, 2023.

Employment Arrangements and Potential Payments upon Termination or Change of Control

Current Named Executive Officers

Sapirstein Employment Agreement. Effective October 8, 2019, we entered into an employment agreement with Mr. Sapirstein to serve as our President and Chief Executive Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Sapirstein originally provided for a base salary of $450,000 per year, which was subsequently increased to $480,000 per year during the year ended December 31, 2020 and to $513,600 during the year ended December 31, 2023. In addition to the base salary, Mr. Sapirstein is eligible to receive (i) an initial bonus of up to 40% of his base salary on an annual basis, based on certain milestones that are yet to be determined, that was increased to a bonus of up to 50% of his base salary effective January 1, 2023; (ii) 1% of net fees received by us upon entering into license agreements with any third-party with respect to any product currently in development or upon the sale of all or substantially all of our assets; (iii) a grant of 33 restricted shares of our Common Stock which are subject to vesting as follows (a) 16 upon the first commercial sale of Adrulipase in the U.S., and (b) 17 upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days; (iv) a grant of 50 10-year stock options to purchase shares of our Common Stock which are subject to vesting as follows (a) 8 upon us initiating our next Phase 2 clinical trial in the U.S. for Adrulipase, (b) 8 upon us completing our next or subsequent Phase 2 clinical trial in the U.S. for Adrulipase, (c) 17 upon us initiating a Phase 2 clinical trial in the U.S. for Adrulipase, and (d) 17 upon us initiating a Phase 1 clinical trial in the U.S. for any product other than Adrulipase. Mr. Sapirstein is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his services to us.

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

Romano Employment Agreement. Effective March 1, 2022, we entered into an employment agreement with Ms. Romano to serve as our Chief Financial Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Ms. Romano provides for a base salary of $365,000 per year, which was subsequently increased to $390,550 during the year ended December 31, 2023. In addition to the base salary, Ms. Romano is eligible to receive an annual milestone cash bonus of 35% of her annual salary based on certain milestones that will be established by our Board or the Compensation Committee, which was subsequently increased to 40% on January 1, 2023. On March 1, 2022, Ms. Romano was granted stock options to purchase 250 shares of Common Stock on March 1, 2022, with an exercise price of $708.00 per share, which shall vest in over a term of three years pursuant to her employment agreement. Ms. Romano is entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with her service to us. We may terminate Ms. Romano’s employment agreement at any time, with or without Cause, as such term is defined in her employment agreement.

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

New Executive Officers since December 31, 2023

Syage Offer Letter. In connection with Dr. Syage’s appointment as an officer, on March 13, 2024, we entered into an offer letter with Dr. Syage, pursuant to which he will receive a base annual salary of $350,000 and will be entitled to an incentive bonus of up to 40% of his annual salary, dependent on meeting pre-determined objectives. Dr. Syage is entitled to receive 15 days of paid vacation, participate in full employee health benefits, and is eligible for other employee benefits we offer.

Outstanding Equity Incentive Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2023:

								Market			Market
								value	Number		or payout
							Number	of	of		value of
							of	shares	unearned		unearned
							Shares	or units	shares,		shares,
		Number of					or units	of stock	units or		units or
		Securities	Number of				of stock	that	other		other
		underlying	underlying				that	have	rights		rights
		unexercised	unexercised		Option	Option	have not	not	that have		that have
		options (#)	unearned		exercise	expiration	vested	vested	not vested		not
Name	Grant Date	exercisable	options (#)		price ($)	date	(#)	($)	(#)		vested ($)
Named Executive Officers
James Sapirstein	10/08/2019	4	3	(1)	$23,520.00	10/07/2029	—	$—	—		$—
	10/08/2019	—	—		—	10/07/2029	—	$—	4	(2)	$112,000
	07/16/2020	7	—		$35,700.00	07/15/2030	—	$—	—		$—
	06/30/2021	14	5	(3)	$35,700.00	07/15/2030	—	$—	—		$—
	01/03/2022	23	11	(4)	$6,090.00	01/02/2032	—	$—	—		$—
	01/03/2023	—	—		—	01/02/2033	—	$—	535	(5)	$66,286
	12/29/2023	—	—		—	12/28/2033	—	$—	17,660	(6)	$74,172
Sarah Romano	03/01/2022	12	23	(7)	$4,956.00	02/28/2032	—	$—	—		—
	01/03/2023	—	—		—	01/02/2033	—	$—	267	(8)	$33,081
	12/29/2023	—	—		—	12/28/2033	—	$—	12,614	(9)	$52,978
(1)

Represents stock options issued to Mr. Sapirstein on October 8, 2019 under the terms of his employment agreement, which options will vest as to 3 shares upon our initiating a Phase 3 clinical trial in the U.S. for Adrulipase.

(2)

Represents the restricted stock unit (“RSU”) award issued to Mr. Sapirstein on October 8, 2019 under the terms of his employment agreement, which RSU will vest as follows: (i) as to 2 shares upon the first commercial sale in the U.S. of Adrulipase, and (ii) as to 2 shares upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days.

(3)

On June 30, 2021, the Board rescinded and cancelled certain stock option awards previously made under the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) (the “Prior Sapirstein Awards”) to Mr. Sapirstein and issued new stock options awards (the “New Sapirstein Awards”) under the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) in an equivalent amount and with equivalent exercise price, vesting and expiration terms to the Prior Sapirstein Awards. The terms of the New Sapirstein Awards covering 19 shares of the Common Stock at an exercise price of $35,700.00 per share comprised of (i) stock options to purchase 6 shares of Common Stock that vest over a term of 18 months in 18 equal monthly installments starting on February 16, 2022, (ii) stock options to purchase 4 shares of Common Stock that vested immediately upon the grant of such stock options, and (iii) stock options to purchase 9 shares of Common Stock subject to milestone-based vesting based upon the achievement of certain strategic milestones specified by the Board.

(4)

Represents stock options issued to Mr. Sapirstein on January 3, 2022, which options will vest over a term of three years, in 36 equal monthly installments on each monthly anniversary of January 3, 2022.

(5)	Represents the RSU award issued to Mr. Sapirstein on January 3, 2023, which RSU will vest over a term of one year on each three-month anniversary.
(6)	Represents the RSU award issued to Mr. Sapirstein on December 29, 2023, which RSU vested upon the closing of the Merger.

(7)	Represents stock options issued to Ms. Romano on March 1, 2022, which options will vest over a term of three years, in three equal annual installments on each yearly anniversary of March 1, 2022.
(8)	Represents the RSU award issued to Ms. Romano on January 3, 2023, which RSU will vest over a term of one year on each three-month anniversary.
(9)	Represents the RSU award issued to Ms. Romano on December 29, 2023, which RSU vested upon the closing of the Merger.

Non-Executive Director Compensation

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

The following table provides information regarding compensation paid to non-employee directors for the year ended December 31, 2023. Mr. Sapirstein did not receive compensation for his service on the Board as employee director for the year ended December 31, 2023. Information regarding executive compensation paid to Mr. Sapirstein during 2023 is reflected in the Summary Compensation table under “Executive Compensation.”

	Fees Earned or	Stock	Option	All Other
Non-Executive Directors	Paid in Cash(2)	Award (3)	Award	Compensation	Total
Edward J. Borkowski	$102,500	$75,020	$—	$—	$177,520
Charles J. Casamento	$75,833	$75,020	$—	$—	$150,853
Alastair Riddell	$71,000	$75,020	$—	$—	$146,020
David Hoffman (1)	$30,000	$75,020	$—	$—	$105,020
Terry Coelho	$83,167	$75,020	$—	$—	$158,187
(1)	Mr. Hoffman resigned from the board effective June 22, 2023.
(2)	Represents amounts of accrued and unpaid cash compensation for board services through December 31, 2023.
(3)

Represents the aggregate grant date fair value of 605 restricted stock units issued to each of Messrs. Borkowski, Casamento, Riddell, Hoffman, and Ms. Coelho on January 3, 2023, our non-employee directors, calculated in accordance with ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Number of
securities
	Number of		remaining
	securities to be		available for
	issued upon	Weighted-average	future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
	options, warrants	option, warrants	plans reflected
Plan category	and rights	and rights	in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	426	$6,103.81	—
Equity compensation plans not approved by security holders	—	—	—
Total	426	$6,103.81	—
(1)	Excludes 52,286 shares of Common Stock reserved under the 2014 Plan and 2020 Plan as of December 31, 2023, subject to the issuance of restricted stock and RSUs.
(2)	Represents outstanding stock options granted to our current or former employees, directors and consultants pursuant to the 2014 Plan and 2020 Plan.

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

Shares Subject to the 2020 Plan. The maximum aggregate number of shares of Common Stock that may be issued under the 2020 Plan shall be 58,374 shares. The 2020 Plan allows for 250,000 shares to be issued as ISOs. In addition, the 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our Common Stock available for issuance under the 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) ten percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year or (ii) such number of shares determined by the Board.

If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2020 Plan. The maximum number of shares of Common Stock that may be subject to awards to any one outside director during any calendar year shall not exceed five, after giving effect to amendments, stock splits and recapitalizations that have occurred since the plan’s inception.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Common Stock beneficially owned as of March 27, 2024 by:

● each of our officers and directors;

● all officers and directors as a group; and

● each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percentage of ownership is calculated based on 2,025,199 shares of Common Stock outstanding as of March 27, 2024.

		Percent
	Number	Ownership
	of Shares	of Class
Name and Address of Beneficial Owner (1)	(2)	(3)
Current Named Executive Officers and Directors
James Sapirstein, Chief Executive Officer and Chairman (4)	19,221	*	%
Sarah Romano, Chief Financial Officer (5)	13,329	*
Edward J. Borkowski, Director (6)	644	*
Charles J. Casamento, Director (7)	314	*
Alastair Riddell, Director (8)	617	*
Terry Coelho, Director (9)	613	*
Jack Syage, Chief Operating Officer and Director (10)	15,400	*
Chaitan Khosla, Director (11)	53,420	2.57
All directors and executive officer as a group (8 persons)	103,558	4.98%
*	Less than 1%.
(1)	Unless otherwise indicated, the address of such individual is c/o First Wave BioPharma, Inc., 777 Yamato Rd., Suite 502, Boca Raton, FL 33431.
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

(3)

Percentages are rounded to nearest tenth of a percent. Percentages are based on 2,025,199 shares of Common Stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4)

Includes (i) 53 shares of Common Stock issuable upon exercise of vested options; (ii) 19,163 shares of Common Stock issuable upon vested Restricted Stock Units (“RSUs”); (iii) 4 shares of Common Stock issuable upon conversion of approximately 13.53 shares of Series B Preferred Stock, which includes accrued and unpaid dividends through March 27, 2024; and (iv) 1 share of Common Stock issuable upon exercise of warrants. Excludes (i) 14 shares of Common Stock issuable upon exercise of unvested options and (ii) 20,004 shares of Common Stock issuable upon unvested RSUs. Pursuant to the Series B Exchange Right, Mr. Sapirstein has the right to exchange the stated value, plus accrued and unpaid dividends, of the shares of Series B Preferred Stock beneficially owned by him for shares of Common Stock on a dollar-for-dollar basis.

(5)

Includes (i) 24 shares of Common Stock issuable upon exercise of vested options and (ii) 13,305 shares of Common Stock issuable upon vested RSUs. Excludes (i) 11 shares of Common Stock issuable upon exercise of unvested options and (ii) 7,000 shares of Common Stock issuable upon unvested RSUs.

(6)

Includes (i) 10 shares of Common Stock; (ii) 6 shares of Common Stock issuable upon the exercise of warrants; (iii) 9 shares of Common Stock issuable upon exercise of vested options; (iv) 605 shares of Common Stock issuable upon vested RSUs; and (v) 14 shares of Common Stock issuable upon conversion of approximately 48.043 shares of Series B Preferred Stock, which includes accrued and unpaid dividends through March 27, 2024. Excludes 19,634 unvested and unissued restricted shares of Common Stock and RSUs. Pursuant to the Series B Exchange Right, Mr. Borkowski has the right to exchange the stated value, plus accrued and unpaid dividends, of the shares of Series B Preferred Stock beneficially owned by him for shares of Common Stock on a dollar-for-dollar basis.

(7)

Includes (i) 2 shares of Common Stock; (ii) 9 shares of Common Stock issuable upon exercise of vested options; and (iii) 303 shares of Common Stock issuable upon vested RSUs. Excludes 19,633 shares of Common Stock issuable upon unvested RSUs.

(8)

Includes (i) 3 shares of Common Stock; (ii) 9 shares of Common Stock issuable upon exercise of vested options; and (iii) 605 shares of Common Stock issuable upon vested RSUs. Excludes (i) 19,633 unvested restricted shares of Common Stock and RSUs.

(9)

Includes (i) 8 shares of Common Stock issuable upon exercise of vested options and (ii) 605 shares of Common Stock issuable upon vested RSUs. Excludes 19,633 shares of Common Stock issuable upon unvested RSUs.

(10)	Includes 15,400 shares of Common Stock. Excludes 4,920,037 shares of Common Stock issuable upon conversion of 4,920.037 shares of Series G Preferred Stock.
(11)

Includes (i) 440 shares of Common Stock and (ii) 52,980 shares of Common Stock issuable upon exercise of vested options. Excludes 140,700 shares of Common Stock issuable upon conversion of 140.70 shares of Series G Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ImmunogenX Merger

In consideration for the Merger, our company issued 36,830 shares of Common Stock and 11,777.418 shares of Series G Preferred Stock to the shareholders of IMGX. The Preferred Stock was valued using an estimated price of $7.00 per share of Common Stock (actual price may differ), as agreed upon in the Merger Agreement. As a result of this payment, Dr. Syage received 15,400 shares of our Common Stock and 4,920.037 shares of Series G Preferred Stock, in exchange for shares of IMGX common stock that he held immediately prior to the Merger. Dr. Syage is a related party as a director. Mr. Khosla received 440 shares of our Common Stock and 140.70 shares of Series G Preferred Stock, in exchange for shares of IMGX common stock that he held immediately prior to the Merger. Mr. Khosla is a related party as a director.

Stockholder Notes

On March 13, 2024, in connection with the Merger and in order to fund the payment of $1 million to Lender, IMGX entered into a secured promissory note in favor of Jack Syage, in an aggregate principal amount of $500,000 (the “Syage Note”). The Syage Note bears interest at a per annum floating rate equal to the prime rate plus 4.5% and matures on October 13, 2025. Mr. Syage entered into a patent and trademark security agreement dated March 13, 2024 (the “Shareholder Security Agreement”), pursuant to which the obligations under the Syage Note are secured by, among other things, the patents and trademarks owned by IMGX.

The foregoing descriptions of the Syage Note and the Shareholder Security Agreement do not purport to be complete and are qualified in their entirety by reference to the Form of Shareholder Note and Form of Shareholder Security Agreement, which are incorporated by reference to this Report as Exhibit 10.58 and 10.59, respectively.

Director Independence

The Board has determined that all of its members, other than Mr. Sapirstein, our Chief Executive Officer and Chair of our Board, and Dr. Syage, our President and Chief Operating Officer, are “independent” within the meaning of Nasdaq Listing Rule 5605(a)(2) under the rules of the Nasdaq Stock Market (“Nasdaq”), and the Securities and Exchange Commission (“SEC”) rules regarding independence.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Mazars USA LLP for the years ended December 31, 2023 and 2022 for the professional services performed for us. Marcum LLP was engaged for the quarterly review of the period ended March 31, 2022.

Audit Fees

The following table presents fees for professional services billed by Mazars USA LLP for the fiscal years ended December 31, 2023 and December 31, 2022.

	For the years ended
	December 31,
	2023	2022
Audit fees (1)	$185,000	$152,700
Audit-related fees (2)	138,900	154,236
Tax fees	—	—
All other fees (3)	8,823	16,104
Total	$332,723	$323,040
(1)	Professional services rendered by Mazars USA LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q’s.
(2)

The aggregate fees billed for assurance and related services by Mazars USA LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Note 1 above, principally related to registration statement filings.

(3)	The aggregate fees billed for products and services provided by Mazars USA LLP other than the services reported in Notes 1 through 3 above.

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

The Audit Committee has considered whether the provision of audit-related fees, tax fees, and all other fees as described above is compatible with maintaining Mazars USA LLP’s independence and has determined that such services for fiscal year 2023 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

2.2###

Agreement and Plan of Merger dated March 13, 2024, by and among First Wave BioPharma, Inc., IMMUNO Merger Sub II, LLC, and ImmunogenX Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as amended. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of First Wave BioPharma, Inc. dated December 13, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8 - K filed with the SEC on December 14, 2023).

3.4

Certificate of Designation of Series G Non - Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024)

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

4.5	Form of Series A Warrant, dated June 5, 2017 (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2017).
4.6	Form of Series A-1 Warrant, dated June 5, 2017 (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2017).
4.7	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2018).
4.8	Form of Selling Agent Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2019).
4.9	Form of Selling Agent Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2019).
4.10	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2019).
4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2020).
4.12	Form of Warrant for Convertible Notes Offering (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on July 27, 2020).
4.13	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.14	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.15	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.18	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.19	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).
4.20	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.21	Form of Series C Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.22	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.23	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.24	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.25	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.26	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2022).
4.27	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2022).
4.28	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 22,2022).
4.29	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2022).
4.30	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2022).
4.31*	Description of Capital Stock.
4.32	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 15, 2023).
4.33	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on March 15, 2023).
4.34	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on June 16, 2023).
4.35	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.35 of the Company’s Amendment No. 1 to its Registration Statement on Form S - 1 filed with the SEC on July 7, 2023).
4.36	Form of Common Warrant (incorporated by reference to Exhibit 4.36 of the Company’s Amendment No. 1 to its Registration Statement on Form S - 1 filed with the SEC on July 7, 2023).
4.37	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on July 21, 2023).
4.38	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on July 21, 2023).
4.39	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on September 15, 2023).
4.40	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on December 27, 2023).
4.41	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 5, 2024).
4.42	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on March 5, 2024).
4.43	Form of Assumed Warrant (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).

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

10.42	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 15, 2023).
10.43	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 - K filed with the SEC on March 15, 2023).
10.44	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on June 16, 2023).
10.45†	Amendment to the 2020 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8 - K filed with the SEC on June 23, 2023).
10.46	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.46 of the Company’s Amendment No. 1 to its Registration Statement on Form S - 1 filed with the SEC on July 7, 2023).
10.47	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on July 21, 2023).
10.48	Form of Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 - K filed with the SEC on July 21, 2023).

10.49	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on September 15, 2023).
10.50#	License Agreement, dated September 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on October 10, 2023).
10.51	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on December 27, 2023).
10.52	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 5, 2024).
10.53*	Form of Purchase Agreement.
10.54

Amended Credit Agreement, dated as of October 3, 2022 and amended on September 6, 2023 and March 13, 2024, by and between the Company and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.55

Second Amended and Restated Revolving Loan Promissory Note, dated March 13, 2024 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.56

Security Agreement, dated as of October 3, 2022, by and between ImmunogenX and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.57

Lender Support Letter, dated as of March 13, 2024, by and between ImmunogenX and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.58	Form of Shareholder Note (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).
10.59	Form of Shareholder Security Agreement (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8 - K filed with the SEC on March 13, 2024).
10.60+

Offer Letter, dated as of March 13, 2024, by and between Dr. Syage and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2024).

14.1*	Code of Business Conduct and Ethics
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

19.1*	Revised Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Mazars USA LLP.
31.1*	Certification of CEO as Required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of CFO as Required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1*	Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

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

### Certain annexes, schedules and exhibits have been omitted pursuant to Item 601 (a) (5) of Regulation S - K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

† Indicates a management contract or compensation plan, contract or arrangement.

ITEM 16:FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

FIRST WAVE BIOPHARMA, INC.

March 29, 2024
	By:	/s/ James Sapirstein
Name: James Sapirstein
Title: Chief Executive Officer

	By:	/s/ Sarah Romano
Name: Sarah Romano
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ James Sapirstein	Chief Executive Officer and Chair of the Board of Directors	March 29, 2024
James Sapirstein	(principal executive officer)

/s/ Sarah Romano	Chief Financial Officer	March 29, 2024
Sarah Romano	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Director	March 29, 2024
Edward J. Borkowski

/s/ Charles J. Casamento	Director	March 29, 2024
Charles J. Casamento

/s/ Terry Coelho	Director	March 29, 2024
Terry Coelho

/s/ Alastair Riddell	Director	March 29, 2024
Alastair Riddell

/s/ Jack Syage	Director	March 29, 2024
Jack Syage

/s/ Chaitan Khosla	Director	March 29, 2024
Chaitan Khosla

First Wave BioPharma, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of First Wave BioPharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Wave BioPharma, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of approximately $184.3 million at December 31, 2023. Subsequent to December 31, 2023, the Company has raised aggregate gross proceeds of approximately $4.0 million from a March 2024 Registered Direct Offering. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 29, 2024

FIRST WAVE BIOPHARMA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$3,711,770	$1,362,910
Other receivables	—	93,014
Prepaid expenses	1,244,466	1,956,831
Total Current Assets	4,956,236	3,412,755

Property, equipment, and leasehold improvements, net	14,565	43,839

Other Assets:
Restricted cash	21,522	21,513
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	195,440	259,261
Deposits	11,250	18,149
Total Other Assets	1,912,394	1,983,105
Total Assets	$6,883,195	$5,439,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$554,277	$720,040
Accrued expenses	825,290	320,176
Accrued dividend payable	1,069,616	761,488
Note payable	612,784	603,494
Operating lease liabilities - current	67,111	66,151
Other current liabilities	4,239	12,138
Total Current Liabilities	3,133,317	2,483,487

Operating lease liabilities – non-current	146,949	214,060
Total Liabilities	3,280,266	2,697,547

Stockholders’ Equity:
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 514.96 and 550.17 shares issued and outstanding at December 31, 2023 and 2022, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and 2022.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2023 and 2022.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2023 and 2022.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at December 31, 2023 and 2022.	—	—
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 1,560,998 and 49,750 shares issued and outstanding at December 31, 2023 and 2022, respectively.	156	5
Additional paid-in capital	187,931,445	171,275,836
Accumulated deficit	(184,328,672)	(168,533,689)
Total Stockholders’ Equity	3,602,929	2,742,152
Total Liabilities and Stockholders’ Equity	$6,883,195	$5,439,699

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development expenses	$5,033,218	$8,776,302
Research and development recovery - intellectual property acquired	—	(8,085,045)
General and administrative expenses	10,737,609	11,986,809
Total operating expenses	15,770,827	12,678,066

Loss from operations	(15,770,827)	(12,678,066)

Other expenses:
Interest expense	(22,463)	(15,879)
Interest income	2,531	8,415
Loss on dissolution of foreign entity	—	(1,711,371)
Other expense	(4,224)	(232,741)
Total other expenses	(24,156)	(1,951,576)
Net loss	$(15,794,983)	$(14,629,642)

Other comprehensive loss:
Dissolution of foreign entity	—	1,711,371
Foreign currency translation adjustment	—	(487,236)
Total comprehensive loss	$(15,794,983)	$(13,405,507)

Net loss	$(15,794,983)	$(14,629,642)
Deemed dividend on warrant modifications	—	(47,300)
Preferred stock dividends	(308,128)	(296,127)
Net loss applicable to common shareholders	$(16,103,111)	$(14,973,069)

Basic and diluted weighted average shares outstanding	336,342	35,912

Loss per share applicable to common shareholders - basic and diluted	$(47.88)	$(416.94)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	550	$—	49,750	$5	$171,275,836	$(168,533,689)	$2,742,152
Issuance of common stock, pre-funded warrants and warrants in the March 2023 Offering, net of issuance costs	—	—	6,400	1	3,690,972	—	3,690,973
Issuance of common stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	86,216	9	2,239,056	—	2,239,065
Issuance of common stock, pre-funded warrants and warrants in the July 2023 offering, net of issuance costs	—	—	30,500	3	1,833,924	—	1,833,927
Issuance of common stock in connection with the exercise of warrants in the September 2023 Inducement Offering, net of offering costs	—	—	294,101	29	3,706,742	—	3,706,771
Issuance of common stock in connection with the exercise of warrants in the December 2023 Inducement Offering, net of offering costs	—	—	881,337	88	4,358,734	—	4,358,822
Exercise of pre-funded warrants into common stock	—	—	199,974	20	637	—	657
Deemed dividend of Series B preferred stock	—	—	—	—	(308,128)	—	(308,128)
Conversion of Series B preferred shares into common stock	(35)	—	28	—	—	—	—
Common stock issued to consultants	—	—	7,500	1	93,200	—	93,201
Issuance of common stock from RSU vest	—	—	5,673	—	—	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(148)	—	—	—	—
Effect of cancelled shares from the 1-for-20 reverse stock split	—	—	(333)	—	—	—	—
Stock-based compensation	—	—	—	—	1,040,472	—	1,040,472
Net Loss	—	—	—	—	—	(15,794,983)	(15,794,983)
Balance, December 31, 2023	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Consolidated Statements of Changes in Stockholders' Equity

											Accumulated
	Series E Convertible		Series D Convertible		Series B Convertible				Additional		Other	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance, January 1, 2022	—	$—	—	$—	662	$—	3,540	$1	$147,306,631	$(153,904,047)	$(1,224,135)	$(7,821,550)
Issuance of Series D preferred stock and warrants, net of offering costs	—	—	150	—	—	—	—	—	178,336	—	—	178,336
Issuance of Series E preferred stock, net of offering costs	150	—	—	—	—	—	—	—	20,663	—	—	20,663
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	—	—	392	—	7,971,931	—	—	7,971,931
Issuance of common stock, pre-funded warrants and warrants in public offering, net of issuance costs	—	—	—	—	—	—	1,821	—	5,185,566	—	—	5,185,566
Issuance of pre-funded warrants and warrants in private placement, net of issuance costs	—	—	—	—	—	—	—	—	2,199,586	—	—	2,199,586
Issuance of common stock at-the-market for cash, net of offering costs	—	—	—	—	—	—	10,851	1	7,691,220	—	—	7,691,221
Issuance of common stock from the conversion of Series D preferred stock	—	—	(150)	—	—	—	238	—	—	—	—	—
Issuance of common stock from the conversion of Series E preferred stock	(150)	—	—	—	—	—	238	—	—	—	—	—
Exercise of pre-funded warrants into common stock	—	—	—	—	—	—	32,181	3	48,416	—	—	48,419
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(296,127)	—	—	(296,127)
Warrant modification	—	—	—	—	—	—	—	—	47,300	—	—	47,300
Deemed dividend on warrant modification	—	—	—	—	—	—	—	—	(47,300)	—	—	(47,300)
Conversion of Series B preferred shares into common stock	—	—	—	—	(112)	—	111	—	—	—	—	—
Common stock issued to consultants	—	—	—	—	—	—	378	—	200,490	—	—	200,490
Stock-based compensation	—	—	—	—	—	—	—	—	769,124	—	—	769,124
Dissolution of foreign entity	—	—	—	—	—	—	—	—	—	—	1,711,371	1,711,371
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(487,236)	(487,236)
Net loss	—	—	—	—	—	—	—	—	—	(14,629,642)	—	(14,629,642)
Balance, December 31, 2022	—	$—	—	$—	550	$—	49,750	$5	$171,275,836	$(168,533,689)	$—	$2,742,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,794,983)	$(14,629,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,274	29,271
Change in right-of-use assets	63,821	76,936
Stock-based compensation	1,040,472	769,124
Realized foreign currency translation loss from dissolution of subsidiary	—	1,711,371
Common stock issued to consultants	93,201	200,490
Changes in operating assets and liabilities:
Other receivables	93,014	(93,014)
Prepaid expenses	712,365	(177,069)
Lease liabilities	(66,151)	(108,916)
Deposits	6,899	25,863
Accounts payable	(165,763)	(1,987,691)
Accrued expenses	1,617,898	(73,077)
Payable related to acquisition	—	(8,085,045)
Other liabilities	(7,899)	(2,680)
Net cash used in operating activities	(12,377,852)	(22,344,079)

Cash flows from investing activities:
Payment related to license agreement	(500,000)	—
Net cash used in investing activities	(500,000)	—

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	198,999
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of offering costs	5,524,900	15,357,083
Proceeds from the issuance of common stock in connection with the exercise of warrants in the 2023 inducement offerings, net of offering costs	10,304,658	—
Proceeds from exercise of pre - funded warrants	657	48,419
Issuance of common stock at-the-market for cash, net of offering costs	—	7,691,221
Payment related to acquisition	—	(6,914,955)
Repayment of note payable	(603,494)	(641,236)
Net cash provided by financing activities	15,226,721	15,739,531

Increase (decrease) in cash and cash equivalents	2,348,869	(6,604,548)

Effect of exchange rate changes on cash	—	(259,713)

Cash, cash equivalents and restricted cash, beginning balance	1,384,423	8,248,684
Cash, cash equivalents and restricted cash, ending balance	$3,733,292	$1,384,423

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,463	$15,879

Non-cash investing and financing activities:
Deemed dividend on warrant modifications	$—	$(47,300)
Accrued dividends on preferred stock	$(308,128)	$(296,127)
Issuance of note payable relating to insurance policies	$683,001	$677,027

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST WAVE BIOPHARMA, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 1 - The Company and Basis of Presentation

The Company

First Wave BioPharma, Inc. (“First Wave”) and its wholly-owned subsidiary, First Wave Bio, Inc. (“FWB”), are collectively referred to as the “Company”. Effective October 26, 2022, the Company’s wholly-owned subsidiary, AzurRx SAS, was dissolved. The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. Effective March 13, 2024, ImmunogenX LLC also became a subsidiary of the Company.

In March 2024, the Company announced the closing of an acquisition, referred to as a merger with ImmunogenX, Inc. (“IMGX”), a private, clinical-stage biopharmaceutical company founded in 2013, which is developing the biologic, Latiglutenase, for celiac disease. IMGX is also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”).

The Company is currently focused on developing its pipeline of gut-restricted GI clinical drug candidates, including Latiglutenase, a targeted oral biotherapeutic for celiac disease; the biologic Adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients; Capeserod, a selective 5-HT4 receptor partial agonist which the Company will pursue for GI indications; and  Niclosamide, an oral small molecule with anti-viral and anti-inflammatory properties.

The Company’s Latiglutenase program is focused on the development of an orally administered, minimally - absorbed, biologic for improving multiple gluten - induced symptoms and consequent quality of life (“QOL”) due to inadvertent gluten consumption in patients with celiac disease (“CeD”) by breaking down the gluten into non - immunogenic peptides. The Company's Adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”).The Company's Capeserod program was in - licensed from Sanofi in September 2023. Sanofi conducted Phase 1 and Phase 2 Central Nervous System (“CNS”) trials with over 600 patients. In Sanofi's CNS trials, Capeserod appeared safe and well - tolerated. Research on Capeserod and subsequent artificial intelligence (“AI”) empowered analyses suggest that the drug possesses a unique mechanism of action that is applicable to several GI indications underserved by currently available therapeutics. The Company plans to repurpose Capeserod for GI indications and expects to initiate a Phase 2 clinical development program in gastroparesis. Sanofi retains the right of first refusal to develop and commercialize Capeserod. The Company's Niclosamide programs leverage proprietary oral and topical formulations to address multiple GI conditions, including IBD indications and viral diseases.

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

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. As of December 31, 2023, the Company had approximately $3.7 million in cash and cash equivalents. The Company has incurred recurring losses,has no revenues, has experienced recurring negative operating cash flows and requires significant cash resources to execute its business plans. The Company has an accumulated deficit of approximately $184.3 million as of December 31, 2023.

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

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2023, the Company had cash and cash equivalents of approximately $3.7 million, and an accumulated deficit of approximately $184.3 million. Subsequent to December 31, 2023, the Company has raised aggregate gross proceeds of approximately $4.0 million from a March 2024 Registered Direct Offering. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 18, 2023, the Company effected a reverse stock split, whereby every twenty shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share. On January 18, 2023, the Company effected a reverse stock split, whereby every seven shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share. On August 26, 2022, the Company effected a reverse stock split, whereby every thirty shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

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

Reverse Stock Split

On December 18, 2023, the Company effected a reverse stock split, whereby every twenty shares of the Company's issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at December 31, 2023 and 2022. As of each of December 31, 2023 and December 31, 2022, the Company has classified approximately $0.02 million as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At December 31, 2023 and 2022, the Company had approximately $3.7 million and $0.9 million, respectively, in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through December 31, 2023 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2023.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2023 and 2022, the Company does not have any significant uncertain tax positions.

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase shares of Common Stock of the Company during fiscal 2023 and 2022 were not included in the computation of diluted EPS because the Company has incurred a loss for the years ended December 31, 2023 and 2022 and the effect would be anti-dilutive.

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

Research and Development – Intellectual Property Acquired

The Company records intellectual property in asset acquisitions that have not reached technological feasibility and which have no alternative future use, as an expense at the acquisition date. On December 31, 2020, the Company entered into a license agreement (the “FWB License Agreement”) with FWB, pursuant to which FWB granted the Company an exclusive license to certain patents and patent applications related to a proprietary formulation of Niclosamide for use in the fields of ICI-AC and COVID-19 GI infections. The acquisition of intellectual property and patents for the worldwide, exclusive right to develop, manufacture, and commercialize proprietary formulations of Niclosamide for the fields of treating ICI-AC and COVID-19 in humans was accounted for as an asset acquisition and initial liabilities of approximately $13.3 million in connection with the license acquisition were recorded as research and development expense, because it was determined to have no alternative future uses and therefore no separate economic value, which included cash payments totaling approximately $10.3 million and the issuance of approximately $3.0 million worth of preferred stock. Upon consummation of the Merger on September 13, 2021, the FWB License Agreement was effectively canceled and the total purchase price of $22.0 million was recorded as an expense at the Merger date.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting
		Date Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2023:
Money market funds	$12,131	$12,131	$—	$—	$12,131
Note payable	612,784	—	612,784	—	612,784
December 31, 2022:
Money market funds	509,890	509,890	—	—	509,890
Note payable	$603,494	$—	$603,494	$—	$603,494

At December 31, 2023 and 2022, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 4 – Asset Acquisition

The Asset Acquisition

During the year ended December 31, 2022, the Company paid an aggregate of $6.9 million in cash towards the purchase price of FWB in accordance with the terms of an Agreement and Plan of Merger dated as of September 13, 2021 (the “Merger Agreement”) and a settlement agreement reached on November 21, 2021 (the “November 2021 Settlement Agreement”).

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

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2023	2022
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(73,253)	(43,979)
Property, plant and equipment, net	$14,565	$43,839

Depreciation expense was approximately $29,000 for each of the years ended December 31, 2023 and December 31, 2022.

Note 6 – Goodwill

Goodwill was reinstated on the Company’s books in U.S. dollars due to the dissolution of AzurRx SAS in October 2022. Going forward, there will no longer be a foreign translation adjustment. Goodwill is as follows:

Goodwill
Balance on January 1, 2022	$1,911,705
Foreign currency translation	(227,523)
Balance on December 31, 2022	1,684,182
Foreign currency translation	—
Balance on December 31, 2023	$1,684,182

Note 7 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022
Payroll and benefits	$495,741	$—
Professional fees	253,577	309,867
Consulting	75,972	4,969
Clinical trials	—	5,340
Total accrued expenses	$825,290	$320,176

Note 8 – Note Payable

Directors and Officer’s and Other Liability Insurances

On November 30, 2023, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $683,000 that bears interest at an annual rate of 7.90%. Monthly payments, including principal and interest, are approximately $79,000 per month. The balance due under these financing agreements was approximately $613,000 at December 31, 2023.

On November 30, 2022, the Company entered into a 9-month financing agreement for its directors and officer’s liability insurance in the amount of approximately $677,000 that bears interest at an annual rate of 6.79%. Monthly payments, including principal and interest, were approximately $77,000 per month. The balance due under this financing agreement was approximately $603,000 at December 31, 2022.

Note 9 – Capital Stock

Our certificate of incorporation, as amended and restated (the “Charter”) authorized the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On December 18, 2023, the Company effected a reverse stock split, whereby every twenty shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

On January 18, 2023, the Company effected a reverse stock split, whereby every seven shares of the Company's issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

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

Common Stock

The Company had 1,560,998 and 49,750 shares of its Common Stock issued and outstanding at December 31, 2023 and 2022, respectively.

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

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of December 31, 2023 and 2022, 514.96 and 550.17 shares of Series B Preferred Stock were issued and outstanding, respectively. Approximately 2,282.23 shares of Series B Preferred Stock remain authorized but undesignated and unissued.

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. As of December 31, 2023 and 2022, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,903 shares of Series C Preferred Stock remaining authorized but unissued.

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on December 31, 2023 and 2022.

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on December 31, 2023 and 2022.

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock and had 0 shares of Series F Preferred Stock issued and outstanding on December 31, 2023 and 2022.

At December 31, 2023, the Company had approximately 9,999,485.04 shares of preferred stock remaining authorized but unissued.

Series B Convertible Preferred Stock

Pursuant to the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock (the “Series B Certificate of Designation”), the Series B Preferred Stock will rank senior to the Common Stock with respect to distributions of assets upon the liquidation, dissolution or winding up of the Company. Each share of Series B Preferred Stock has a stated value of $7,700 (the “Series B Stated Value”). Each holder of shares of Series B Preferred Stock, in preference and priority to the holders of all other classes or series of stock of the Company, is entitled to receive dividends, commencing from the date of issuance. Such dividends may be paid by the Company only when, as and if declared by the Board, out of assets legally available therefor, semiannually in arrears on the last day of June and December in each year, commencing December 31, 2020, at the dividend rate of 9.0% per year, which is cumulative and continues to accrue on a daily basis whether or not declared and whether or not the Company has assets legally available therefor. The Company may pay such dividends at its option either in cash or in kind in additional shares of Series B Preferred Stock (rounded down to the nearest whole share), provided the Company must pay in cash the fair value of any such fractional shares in excess of $100.00. At December 31, 2023 and 2022, aggregate dividends payable amounted to approximately $1.1 million and $761,000, respectively. Dividends accrued during the years ending December 31, 2023 and December 31, 2022 were approximately $308,000 and $296,000, respectively.

Under the Certificate of Designations, each share of Series B Preferred Stock carries a liquidation preference equal to the Series B Stated Value (as adjusted thereunder) plus accrued and unpaid dividends thereon (the “Liquidation Preference”). If the Company voluntarily or involuntarily liquidates, dissolves or winds up its affairs, each holder of the Series B Preferred Stock will be entitled to receive out of the Company’s assets available for distribution to stockholders, after satisfaction of liabilities to creditors, if any, but before any distribution of assets is made on the Common Stock or any of the Company’s shares of stock ranking junior as to such a distribution to the Series B Preferred Stock, a liquidating distribution in the amount of the Stated Value of all such holder’s Series B Preferred Stock plus all accrued and unpaid dividends thereon. At each of December 31, 2023 and 2022, the value of the liquidation preference of the Series B Preferred stocks aggregated to approximately $5.0 million.

Each share of Series B Preferred Stock will be convertible at the holder’s option at any time, into Common Stock at a conversion rate equal to the quotient of (i) the Series B Stated Value divided by (ii) the conversion price of $32,340.00. In addition, at any time after the six month anniversary of the Series B Closing Date, if the closing sale price per share of Common Stock exceeds 250% of the conversion price, or $80,850.00, for 20 consecutive trading days, then all of the outstanding shares of Series B Preferred Stock will automatically convert (the “Automatic Conversion”) into such number of shares of Common Stock as is obtained by multiplying the number of shares of Series B Preferred Stock to be so converted, plus the amount of any accrued and unpaid dividends thereon, by the Series B Stated Value per share and dividing the result by the then applicable conversion price. The Series B Preferred Stock contains limitations that prevent the holder thereof from acquiring shares of Common Stock upon conversion (including pursuant to the Automatic Conversion) that would result in the number of shares beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Common Stock outstanding immediately after giving effect to the conversion, which percentage may be increased or decreased at the holder’s election not to exceed 19.99%.

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

Pursuant to the terms of a Waiver Agreement entered into by the Company and the Consenting Holders (the “Waiver Agreement”), the Company permanently reduced the exercise price of the Series B Warrants originally issued on July 16, 2020 (the “Series B Warrants”) held by the Consenting Holders to $1,050.00 per share or, in the case of Consenting Holders who are officers and directors of the Company, $1,383.48 (the “Exercise Price Reduction”). Only Consenting Holders are entitled to the Exercise Price Reduction. Series B Warrants to purchase an aggregate of approximately 59 shares of Common Stock received the Exercise Price Reduction which was effective as of the Expiration Date. As a result of the Exercise Price Reduction of the Series B Warrants described above, the Company recorded a deemed dividend of approximately $0.047 million for the year ended December 31, 2022.

As of December 31, 2023, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 395 shares of Common Stock (which conversion the Company has elected to make in full), and additional Investor Warrants exercisable for up to an aggregate of 395 shares of Common Stock, (ii) holders of approximately 130.18 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $1.2 million had previously elected to exercise their Series B Exchange Rights into 101 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 44 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 44 shares of Common Stock.

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

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. During the year ended December 31, 2022, the Company issued and sold an aggregate of 10,851 shares of Common Stock under the ATM Agreement for which the Company received gross proceeds of approximately $8.0 million less issuance costs incurred of approximately $309,000. The Company did not utilize the ATM Agreement during the year ended December 31, 2023.

December 2023 Inducement Offering

On December 27, 2023 the Company entered into warrant exercise inducement offer letters with certain holders (the “December 2023 Holders”) of warrants to purchase shares of the Company’s Common Stock (the “December 2023 Existing Warrants”) pursuant to which the December 2023 Holders agreed to exercise for cash their December 2023 Existing Warrants to purchase 881,337 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $5.50 per share, in exchange for the Company’s agreement to issue new warrants (the “December 2023 Inducement Warrants”) on substantially the same terms as the December 2023 Existing Warrants to purchase up to 1,762,674 shares of the Company’s Common Stock (the “December 2023 Inducement Warrant Shares”) and a cash payment of $0.125 per December 2023 Inducement Warrant Share which was paid in full upon the exercise of the December 2023 Existing Warrants (the “December 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $4.8 million from the exercise of the December 2023 Existing Warrants by the Holders and the sale of the December 2023 Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth approximately $291,000 for its services.

September 2023 Inducement Offering

On September 14, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “September 2023 Holders”) of warrants to purchase shares of the Company’s Common Stock (the “September 2023 Existing Warrants”) pursuant to which the September 2023 Holders agreed to exercise for cash their September 2023 Existing Warrants to purchase 294,101 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $8.60 per share, in exchange for the Company’s agreement to issue new warrants (the “September 2023 Inducement Warrants”) on substantially the same terms as the September 2023 Existing Warrants to purchase up to 588,204 shares of the Company’s Common Stock (the “September 2023 Inducement Warrant Shares”) and a cash payment of $2.50 per September 2023 Inducement Warrant Share which was paid in full upon the exercise of the September 2023 Existing Warrants (the “September 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $4.0 million from the exercise of the September 2023 Existing Warrants by the Holders and the sale of the September 2023 Inducement Warrants. The Company engaged Roth to act as its financial advisor in connection with the transactions summarized above and paid Roth $220,000 for its services.

July 2023 Offering

On July 21, 2023, the Company completed an offering (the “July 2023 Offering”) for an aggregate of (i) 30,500 shares of Common Stock, (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 133,750 shares of Common Stock, and (iii) common warrants (the “July 2023 Warrants”) to purchase up to an aggregate of 328,500 shares of Common Stock. The public offering price for each share of Common Stock and accompanying July 2023 Warrant to purchase one share of Common Stock was $12.80 per share. The July 2023 Pre-Funded Warrants have an exercise price of $0.002 per share, are exercisable immediately and will expire when exercised in full. To date, pre-funded warrants have been exercised to purchase 133,750 shares of Common Stock. The July 2023 Warrants have an exercise price of $12.80 per share, are exercisable immediately and will expire five years from the initial exercise date.

The Company received gross proceeds of approximately $2.1 million less placement agent’s fees and other offering expenses of approximately $250,000.

June 2023 Inducement Offering

On June 13, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “June 2023 Holders”) of warrants to purchase shares of the Company’s Common Stock (the “June 2023 Existing Warrants”) pursuant to which the June 2023 Holders agreed to exercise for cash their June 2023 Existing Warrants to purchase 86,216 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $23.00 per share, in exchange for the Company’s agreement to issue new warrants (the “June 2023 Inducement Warrants”) on substantially the same terms as the June 2023 Existing Warrants to purchase up to 172,433 shares of the Company’s Common Stock (the “June 2023 Inducement Warrant Shares”) and a cash payment of $2.50 per June 2023 Inducement Warrant Share which was paid in full upon the exercise of the June 2023 Existing Warrants (the “June 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $2.4 million from the exercise of the June 2023 Existing Warrants by the June 2023 Holders and the sale of the June 2023 Inducement Warrants. The Company engaged Roth to act as its financial advisor in connection with the transactions summarized above and paid Roth $150,000 for its services.

March 2023 Private Placement

On March 15, 2023, the Company completed a private placement offering (the “March 2023 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) 6,400 shares of Common Stock, (ii) pre-funded warrants (the “March 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 44,751 shares of Common Stock and (iii) common warrants (the “March 2023 Warrants”) to purchase up to an aggregate of 102,302 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2023 Warrant to purchase one share of Common Stock was $78.20 per share. The March 2023 Pre-Funded Warrants have an exercise price of $0.002 per share, are exercisable immediately and will expire when exercised in full. The March 2023 Warrants have an exercise price of $73.20 per share, are exercisable immediately and will expire five years from the initial exercise date.

The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $300,000.

November 2022 Private Placement

On November 22, 2022, the Company completed a private placement (the “November 2022 Offering”) in which the Company issued an aggregate of (i) pre-funded warrants (the “November 2022 Pre-Funded Warrants”) to purchase up to an aggregate of 29,761 shares (the “November 2022 Pre-Funded Warrant Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), and (ii) common warrants (the “November 2022 Common Warrants” and collectively with the Pre-Funded Warrants, the “November 2022 Warrants”), to purchase up to an aggregate of 59,524 shares of Common Stock (the “November 2022 Common Warrant Shares” and collectively with the Pre-Funded Warrant Shares, the “November 2022 Warrant Shares”) at a purchase price of $83.986 per November 2022 Pre-Funded Warrant and accompanying November 2022 Common Warrant.

The issuance of the November 2022 Pre-Funded Warrant Shares in excess of 19.99% of the shares of Common Stock outstanding prior to the Offering and the issuance of the November 2022 Common Warrant Shares was subject to stockholder approval under Nasdaq rules (the “Stockholder Approval”), which occurred on January 13, 2023. The November 2022 Pre-Funded Warrants have an exercise price of $0.014 per share, are exercisable immediately upon issuance and will expire when exercised in full. The November 2022 Common Warrants have an exercise price of $107.59 per share, are exercisable upon issuance and will expire five and one-half years from the initial exercise date (see Note 10).

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

October 2022 Public Offering

On October 11, 2022, the Company completed a public offering (the “October 2022 Offering”), priced at the market under Nasdaq rules, in which the Company issued an aggregate of (i) 1,821 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company, (ii) pre-funded warrants (the “October 2022 Pre-Funded Warrants”) to purchase up to an aggregate of 22,739 shares of Common Stock (the “October 2022 Pre-Funded Warrant Shares”) and (iii) common warrants (the “October 2022 Warrants”) to purchase up to an aggregate of 24,560 shares of Common Stock. The public offering price for each share of Common Stock and accompanying October 2022 Warrant to purchase one share of Common Stock was $244.30, and the public offering price for each October 2022 Pre-Funded Warrant and accompanying October 2022 Warrant to purchase one share of Common Stock was $244.286. The October 2022 Pre-Funded Warrants have an exercise price of $0.014 per share, are exercisable immediately and will expire when exercised in full. The October 2022 Warrants have an exercise price of $226.80 per share, are exercisable immediately and will expire five years from the initial exercise date.

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

July 2022 Private Placement

On July 15, 2022, the Company completed a private placement (the “July 2022 Offering”) in which the Company issued an aggregate of (i) 150 shares of the Company’s Series D Preferred Stock, with a stated value $1,000 per share, convertible into an aggregate of 238 shares of the Common Stock, (ii) 150 shares of the Company’s Series E Preferred Stock, with a stated value $1,000 per share, convertible into an aggregate of 238 shares of Common Stock, and (iii) Series D Warrants to purchase up to an aggregate of 476 shares of Common Stock (the “July 2022 Warrants”). The Series D Preferred Stock are convertible into an aggregate of 238 shares of Common Stock at a conversion price of $630.00 per share and the Series E Preferred Shares are convertible, following the August 26, 2022 reverse stock split, into an aggregate of 2381 shares of Common Stock at a conversion price of $630.00 per share. The July 2022 Warrants have an exercise price of $630.00 per share and will expire five years from the initial exercise date.

The Company received net proceeds of approximately $200,000 after deducting the offering expenses payable by the Company.

As compensation to Wainwright, who was the exclusive placement agent in connection with the July 2022 Offering, the Company paid Wainwright a cash fee of 7% of the aggregate gross proceeds raised and reimbursement of certain expenses and legal fees. The Company also issued to designees of Wainwright warrants (the “Placement Agent Warrants”) to purchase up to 28 shares of Common Stock. The Placement Agent Warrants were cancelled and terminated on October 5, 2022. None of the Placement Agent Warrants were exercised prior to cancellation and termination.

During the year ended December 31, 2022, all of the Series D Preferred Shares and the Series E Preferred Shares were converted into 476 shares of Common Stock.

March 2022 Registered Direct Offering

On March 2, 2022, the Company completed a registered direct offering (the “March 2022 Offering”) priced at the market under Nasdaq rules for an aggregate of 392 shares of Common Stock, pre-funded warrants exercisable for an aggregate of up to 1,154 shares of Common Stock (the “March 2022 Pre-Funded Warrants”), and Series C Warrants (the “March 2022 Warrants”) exercisable for an aggregate of up to 1,548 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2022 Warrant to purchase one share of Common Stock was $5,817.00, and the public offering price for each March 2022 Pre-Funded Warrant and accompanying March 2022 Warrant to purchase one share of Common Stock was $5,775.00. The total net proceeds from the March 2022 Offering were approximately $8.0 million. The March 2022 Warrants have an exercise price of $5,292.00 per share and will be exercisable for five years from the issuance date. The March 2022 Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $42.00 per share and will expire when exercised in full. Additionally, the Company issued warrants to the placement agent (the “March 2022 Placement Agent Warrants”) to purchase 92 shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and March 2022 Pre-Funded Warrants placed in the March 2022 Offering. The March 2022 Placement Agent Warrants have a term of five years from the date of the prospectus supplement relating to the March 2022 Offering and an exercise price of $7,266.00 per share.

The Company received net proceeds of approximately $8.0 million after deducting the Placement Agent fees and other Offering expenses. The Company intends to use the net proceeds from the Offering for working capital purposes.

Common Stock Issuances

2023 Issuances

During the year ended December 31, 2023, the Company issued 6,400 shares of Common Stock under the March 2023 Offering for which the Company received net proceeds of approximately $3.7 million.

During the year ended December 31, 2023, the Company issued 86,216 shares of Common Stock upon the exercise of an aggregate of 1,724,332 investor warrants for which the Company received net proceeds of approximately $2.2 million (See Note 10).

During the year ended December 31, 2023, the Company issued 30,500 shares of Common Stock under the July 2023 Offering for which the Company received net proceeds of approximately $1.8 million.

During the year ended December 31, 2023, the Company issued 294,101 shares of Common Stock upon the exercise of an aggregate of 294,101 investor warrants for which the Company received net proceeds of approximately $3.7 million (See Note 10).

During the year ended December 31, 2023, the Company issued 881,337 shares of Common Stock upon the exercise of an aggregate of 881,337 investor warrants for which the Company received net proceeds of approximately $4.5 million (See Note 10).

During the year ended December 31, 2023, the Company issued an aggregate of 199,974 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

During the year ended December 31, 2023, the Company issued an aggregate of 28 shares of Common Stock upon the exchange of an aggregate of 35.21 shares of Series B Preferred Stock with a stated value of approximately $271,000 plus accrued dividends of approximately $63,500.

During the year ended December 31, 2023, the Company issued an aggregate of 7,500 shares of its Common Stock to consultants with a grant date fair value of approximately $93,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the year ended December 31, 2023, the Company issued an aggregate of 5,673 shares of Common Stock upon the vesting of RSUs (See Note 11).

During the year ended December 31, 2023, the Company cancelled an aggregate of 481 shares of Common Stock in connection with the 1-for-20 reverse stock split on December 18, 2023 and the 1-for-7 reverse stock split on January 18, 2023.

2022 Issuances

During the year ended December 31, 2022, the Company issued 392 shares of Common Stock under the March 2022 Offering for which the Company received net proceeds of approximately $8.0 million.

During the year ended December 31, 2022, the Company issued 1,821 shares of Common Stock under the October 2022 Offering for which the Company received net proceeds of approximately $5.2 million.

During the year ended December 31, 2022, the Company issued and sold an aggregate of 10,851 shares of Common Stock under the ATM Agreement for which the Company received net proceeds of approximately $7.7 million.

During the year ended December 31, 2022, the Company issued an aggregate of 476 shares of Common Stock upon the conversion of Series E and Series D preferred stock.

During the year ended December 31, 2022, the Company issued an aggregate of 32,181 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

During the year ended December 31, 2022, the Company issued an aggregate of 111 shares of Common Stock and accompanying Exchange Warrants upon the exchange of an aggregate of 112.08 shares of Series B Preferred Stock with a stated value of approximately $863,000 plus accrued dividends of approximately $129,000.

During the year ended December 31, 2022, the Company issued an aggregate of 378 shares of its Common Stock to consultants with a grant date fair value of approximately $200,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

Note 10 – Warrants

Warrant activity for the years ending December 31, 2023 and 2022 were as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2023	108,797	$383.20	5.50
Issued during the period	3,132,614	9.17	4.81
Expired during the period	(3)	107,100.00	—
Exercised during the period	(1,461,628)	14.84	4.57
Warrants outstanding and exercisable on December 31, 2023	1,779,780	$19.29	4.99

Warrants outstanding and exercisable on January 1, 2022	1,110	$39,858.00	3.95
Granted during the period	139,899	75.00	5.40
Expired during the period	(33)	22,057.00	—
Exercised during the period	(32,179)	1.60	5.36
Warrants outstanding and exercisable on December 31, 2022	108,797	$383.20	5.50

The weighted average fair value of warrants granted during the years ended December 31, 2023 and 2022, was $22.78 and $4,090.40 per share, respectively. The grant date fair values were calculated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2023	2022
Expected life (in years)	5.00	5.04
Volatility	103.8 - 110.2%	92.0 - 101.6%
Risk-free interest rate	3.60 - 4.45%	1.74 - 4.14%
Dividend yield	—%	—%

The outstanding warrants expire from 2024 through 2028.

During the year ended December 31, 2023, the Company issued warrants and pre - funded warrants to purchase 147,053 shares of the Company's Common Stock in connection with the March 2023 Offering, warrants to purchase 172,433 shares of the Company's Common Stock in connection with the June 2023 Inducement Offering, warrants and pre - funded warrants to purchase 462,250 shares of the Company's Common Stock in connection with the July 2023 Offering, warrants to purchase 588,204 shares of the Company's Common Stock in connection with the September 2023 Inducement Offering, and warrants to purchase 1,762,674 shares of the Company's Common Stock in connection with the December 2023 Inducement Offering (See Note 9).

During the year ended December 31, 2023, an investor exercised pre - funded warrants to purchase 199,974 shares of the Company's Common Stock in connection with previous offerings. During the year ended December 31, 2023, an investor exercised warrants to purchase 1,261,654 shares of the Company's Common Stock in connection with previous offerings as a result of the June 2023, September 2023, and December 2023 Inducement Offerings (see Note 9).

In connection with the November 2022 Offering, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) to which the Company agreed to amend the investor’s existing warrants to purchase up to 26,692 shares of Common Stock at a weighted average exercise price of $3,455.80 per share (the “November Existing Warrants”), in consideration for the purchase of $2.5 million of securities in the November 2022 Offering (the “Purchase Commitment”), to (i) lower the exercise price of the November Existing Warrants to $107.59 per share and (ii) extend the termination date of the November Existing Warrants until the five and one-half year anniversary of the Stockholder Approval (the “Warrant Amendment”). The Warrant Amendment was effective upon the Stockholder Approval and the satisfaction of the other terms specified in the Warrant Amendment Agreement.

In connection with the March 2022 Offering, the Company entered into a warrant amendment agreement with an investor pursuant to which the Company agreed to amend the investor’s existing warrants to purchase up to 254 shares of Common Stock at an exercise price of $33,600.00 per share issued in January 2021 and warrants to purchase up to 93 shares of Common stock at an exercise price of $50,820.00 per share issued in March 2021 (the “March Existing Warrants”), in consideration for such investor’s purchase of $9.0 million of securities in the March 2022 Offering and payment of $118.02 per share for each share of common stock issuable upon exercise of the March Existing Warrants to (i) lower the exercise price of the March Existing Warrants to $5,292.00 per share and (ii) extend the termination date of the March Existing Warrants to March 2, 2027.

During the year ended December 31, 2022, the Company issued March 2022 Warrants, March 2022 Pre-Funded Warrants, and March 2022 Placement Agent Warrants to purchase 2,794 shares of Common Stock in connection with the March 2022 Offering, Exchange Warrants to purchase 45 shares of Common Stock in connection with a Series B Preferred Stock exchange, July 2022 Warrants to purchase 476 shares of Common Stock in connection with the July 2022 Offering, October 2022 Warrants and October 2022 Pre-Funded Warrants to purchase 47,299 shares of Common Stock in connection with the October 2022 Offering, and November 2022 Warrants and November 2022 Pre-Funded Warrants to purchase 89,285 shares of Common Stock in connection with the November 2022 Offering (See Note 9).

During the year ended December 31, 2022, an investor exercised pre-funded warrants to purchase 32,179 shares of the Company’s Common Stock in connection with previous offerings (see Note 9).

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

The 2020 Plan allows for the issuance of securities, including stock options to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2020 Plan was 238 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10%) of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) is 357 under the 2020 Plan.

As of December 31, 2023, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 28 are issued and outstanding, and 9 shares are reserved subject to issuance of restricted stock and RSUs.

As of December 31, 2023, 58,374 total shares were authorized under the 2020 Plan, of which 398 were issued and outstanding and 0 shares were available for potential issuances.

As of January 1, 2024, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 334,078 under the 2020 Plan’s evergreen provision.

The following table summarizes the Company’s stock option activity:

		Weighted	Remaining
		Average	Contract
	Number	Exercise	Life	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding as of January 1, 2023	179	$15,956.72	8.22	$—
Granted	250	74.60	9.40	—
Expired	(3)	91,560.00	—	—
Outstanding as of December 31, 2023	426	$6,103.81	8.53	$—
Exercisable as of December 31, 2023	384	$5,651.52	8.60	$—

Outstanding as of January 1, 2022	72	$40,549.25	7.28	$—
Granted	153	5,763.80	7.23	—
Cancelled	(29)	10,659.31	—	—
Forfeited	(14)	41,964.00	—	—
Expired	(3)	15,960.00	—	—
Outstanding as of December 31, 2022	179	$15,956.72	8.22	$—
Exercisable as of December 31, 2022	114	$20,173.26	7.70	$—

During the year ended December 31, 2022, stock options to purchase an aggregate of 3 and 26 shares of Common Stock under the 2014 Plan and 2020 Plan, respectively, were cancelled. During the year ended December 31, 2022, stock options to purchase an aggregate of 9 and 5 shares of Common Stock under the 2014 Plan and 2020 Plan, respectively, were forfeited.

The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2023	2022
Contractual term (in years)	6.5	6.5
Volatility	98.8%	90.9%
Risk-free interest rate	4.08%	1.12%
Dividend yield	—%	—%

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

The weighted average fair value of stock options granted during the years ended December 31, 2023 and 2022 was $61.00 and $4,473.60, respectively, per share.

The total fair value of the stock options vested, subject to service-based milestone vesting conditions, during the years ended December 31, 2023 and 2022 was approximately $112,000 and $769,000, respectively.

The total fair value of the stock options vested, subject to performance-based milestone vesting conditions, during each of the years ended December 31, 2023 and 2022 was $0.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards (“RSUs”) refer to an award under the 2014 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of December 31, 2023 and December 31, 2022, the Company had an aggregate unrecognized restricted Common Stock expense of approximately $269,500 and $388,000, respectively, which will be recognized when vesting of certain milestones become probable.

During the year ended December 31, 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Grant Date	Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2023	—	$—	—
Awarded	58,460	16.98	—
Vested	(5,673)	124.00	—
Cancelled	(516)	124.00	—
Non-vested Outstanding at December 31, 2023	52,271	$4.31	9.96

During the year ended December 31, 2023, the Board approved the grant of 58,460 RSUs. All grants of RSUs were pursuant to the 2020 Plan. Of the RSUs granted, 50,455 vest upon a performance milestone and 8,005 vest quarterly over a one - year period and are issued in the following quarter. During the year ended December 31, 2023, 5,673 RSUs vested.

Stock - based Compensation Expense

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Year Ending December 31,
	2023	2022
Research and development	$123,146	$106,466
General and administrative	917,326	662,658
Total stock-based compensation expense	$1,040,472	$769,124

As of December 31, 2023, the Company had unrecognized stock - based compensation expense of approximately $0.5 million. Approximately $0.1 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 1.05 years. Approximately $0.4 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones.

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

The upfront payment of $500,000 was recorded as research and development expense in the year ended December 31, 2023. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

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

Lease expense amounted to approximately $154,000 and $157,000 for the years ended December 31, 2023 and 2022, respectively.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at December 31, 2023 were:

December 31,
2023
Lease term and discount rate
Weighted-average remaining lease term	2.7 years
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities at December 31, 2023 were as follows:

2024	$86,202
2025	88,788
2026	60,593
Total lease payments	235,583
Less imputed interest	(21,523)
Present value of lease liabilities	$214,060

Note 14 - Income Taxes

The Company is subject to taxation at the federal and state levels in the United States. At December 31, 2023 and 2022, the Company had no tax provision.

At December 31, 2023 and 2022, the Company had gross deferred tax assets of approximately $33.5 million and $29.5 million, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $33.4 million and $29.5 million has been established at December 31, 2023 and 2022, respectively. The change in the valuation allowance was approximately $4.0 million and $2.1 million in 2023 and 2022, respectively.

The significant components of the Company’s net deferred tax assets and liabilities consisted of:

	December 31,
	2023	2022
Gross deferred tax assets:
Net operating loss carry-forwards	$23,080,000	$18,916,000
Stock compensation	234,000	733,000
Intangible assets	5,399,000	5,708,000
Capitalized research and development	2,586,000	2,022,000
Research and development credits	2,087,000	1,715,000
Unrealized loss	—	318,000
Other	87,000	102,000
Deferred tax assets before valuation allowance	$33,473,000	$29,514,000
Valuation allowance	(33,425,000)	(29,450,000)
Deferred tax assets net of valuation allowance	$48,000	$64,000
Gross deferred tax liabilities:
Right of use asset	(48,000)	(64,000)
Total deferred tax liability	$(48,000)	$(64,000)
Total deferred tax asset, net	$—	$—

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2023	2022
Income tax benefit (expense) at statutory rate	21.0%	21.0%
State income tax	2.8%	4.9%
Non-deductible expense	(0.6)%	8.7%
Change in valuation allowance	(25.2)%	14.6%
Prior year adjustments	(0.5)%	(7.7)%
Dissolution of foreign subsidiary	—%	(45.9)%
Other	2.5%	4.4%
Total income tax benefit (expense)	0.0%	0.0%

As of December 31, 2023, the Company has federal and state net operating loss carryforwards of approximately $93.5 million and $72.3 million, respectively, to offset future federal and state taxable income. Of the approximately $93.5 million of federal net operating loss carryforwards, approximately $14.8 million will begin to expire starting in 2034. The remaining federal net operating loss carryforwards do not expire, but their utilization is limited to 80% of taxable income. The state net operating loss carryforwards of approximately $72.3 million will begin to expire in 2035. As of December 31, 2023, the Company also has federal research and development tax credit carryforwards of approximately $2.1 million to offset future income taxes, which expire beginning in 2040.

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

The Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes, at December 31, 2023 and 2022, respectively.

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

	Twelve Months Ended
	December 31, 2023	December 31, 2022
Net loss applicable to common shareholders	$16,103,111	$14,973,069

Basic weighted average shares outstanding	336,342	35,912
Diluted weighted average shares outstanding	336,342	35,912
Basic net loss per share	$(47.88)	$(416.94)
Diluted net loss per share	$(47.88)	$(416.94)

All shares of Common Stock that may potentially be issued in the future are as follows:

	December 31, 2023	December 31, 2022
Common stock warrants	1,779,780	108,797
Stock options	426	179
RSUs not yet issued	52,271	—
Convertible preferred stock (1)	141	152
Restricted stock not yet issued	4	8
Total shares of common stock issuable	1,832,622	109,160

(1)Convertible preferred stock is assumed to be converted at the rate of $32,340 per common share, which is the conversion price as of December 31, 2023.

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

Employer contributions under this 401(k) plan amounted to approximately $87,000 and $112,000 for the years ended December 31, 2023 and 2022, respectively.

Note 17 - Subsequent Events

Merger with ImmunogenX

On March 13, 2024, the Company acquired ImmunogenX, Inc.(the “Merger”), a Delaware corporation, in accordance with the terms of an Agreement and Plan of Merger, dated March 13, 2024 (the “Merger Agreement”), by and among the Company, IMMUNO Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), IMMUNO Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), and IMGX. Pursuant to the Merger Agreement, First Merger Sub merged with and into IMGX, pursuant to which IMGX was the surviving corporation (the “First Merger”). Immediately following the First Merger, IMGX merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity and a wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger, the “IMGX Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, following the consummation of the Merger (the “Closing”), in exchange for the outstanding shares of capital stock of IMGX immediately prior to the effective time of the First Merger, the Company issued to the stockholders of IMGX an aggregate of(A) 36,830 shares of Common Stock, and (B) 11,777.418 shares of Series G Preferred Stock, each share of which is convertible into 1,000 shares of Common Stock, subject to certain conditions described below. In addition, the Company assumed (i) all IMGX stock options immediately outstanding prior to the First Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”) and (ii) all IMGX warrants immediately outstanding prior to the First Merger, each becoming a warrant to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Warrants”). The Assumed Options are exercisable for an aggregate of 200,652 shares of Common Stock, have an exercise price of $0.81 and expire between February 1, 2031 and June 6, 2033. The Assumed Warrants are exercisable for an aggregate of 127,682 shares of Common Stock, have exercise prices ranging from $3.02 to $3.92 and expire between September 30, 2032 and September 6, 2033.

The foregoing description of the Assumed Warrants does not purport to be complete and is qualified in its entirety by reference to the form of Assumed Warrant.

Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As partial compensation for services rendered by Tungsten, the Company issued to Tungsten or its affiliates or designees an aggregate of 18,475 shares of Common Stock and 595.808 shares of Series G Preferred Stock.

Pursuant to the Merger Agreement, the Company has agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of shares of Series G Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) if deemed necessary or appropriate by the Company or as otherwise required by applicable law or contract, the approval of an amendment to the Company’s certificate of incorporation, as amended (the “Charter”), to authorize sufficient shares of Common Stock for the conversion of Series G Preferred Stock issued pursuant to the Merger Agreement (the “Share Increase Proposal” and together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company has agreed to file a proxy statement with the Securities and Exchange Commission (the “SEC”).

The Board of Directors of Company (the “Board”) and the holders of a majority of the Company's Series B Convertible Preferred Stock approved the Merger Agreement and the related transactions and the consummation of the Merger was not subject to approval of Company stockholders.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement.

The Merger Agreement contains representations, warranties and covenants that the Company and IMGX made to each other as of specific dates. The assertions embodied in those representations, warranties and covenants were made solely for purposes of the Merger Agreement between the Company and IMGX and may be subject to important qualifications and limitations agreed to by the Company and IMGX  in connection with negotiating its terms, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Merger Agreement. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to investors or securityholders, or may have been used for the purpose of allocating risk between the Company and IMGX rather than establishing matters as facts. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. For the foregoing reasons, no person should rely on the representations and warranties as statements of factual information at the time they were made or otherwise.

The transaction is expected to be accounted for under the acquisition method of accounting with First Wave as the acquirer under the guidance of ASC 810-10, "Consolidation". Under the acquisition method, the total purchase price of the Merger is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the date of such acquisition. Due to the timing of the closing of this merger, certain disclosures, including the allocation of the purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date.

Registered Direct Offering

On March 6, 2024, the Company closed on a Registered Direct Offering with an institutional investor for the purchase and sale of 525,625 shares of the Company’s Common Stock (or Common Stock equivalents) at a price of $7.61 per share. In addition, the Company issued to the investor warrants to purchase up to 525,625 shares of Common Stock. The warrants have an exercise price of $7.48 per share, are exercisable immediately following the date of issuance, and have a term of five years following the date of issuance. Roth Capital Partners acted as the exclusive placement agent for the offering. The gross proceeds to the Company from this offering were approximately $4.0 million, before deducting the placement agent's fees and other offering expenses payable by the Company.

Issuance of Restricted Stock Units

On January 2, 2024, the Company issued to employees ten-year restricted stock units of 40,000 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

On January 2, 2024, the Company issued to consultants ten-year restricted stock units of 2,000 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

On January 2, 2024, the Company issued to the Board of Directors ten-year restricted stock units of 78,532 shares of Common Stock, subject to service-based milestones vesting quarterly over one year under the 2020 Plan as payment for services rendered. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.