Form 10-Q
period 2024-03-31
First Wave BioPharma, Inc.
filed 2024-05-14
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 2,475,090 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of May 10, 2024.

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with the applicable listing requirements of The Nasdaq Capital Market;
●	our ability to satisfy our payment obligations related to the acquisition of First Wave Bio, Inc.;
●	statements regarding the impact of geopolitical events, including the war in Ukraine and the Israel-Hamas war, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	the integration and effects of our acquisitions, including the merger with ImmunogenX, and other strategic transactions;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Latiglutenase, Adrulipase, Capeserod and Niclosamide;
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;
●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and
●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “First Wave,” the “Company,” “we,” “us,” “our” and similar references are to First Wave BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “First Wave BioPharma” refer to First Wave BioPharma, Inc. on an unconsolidated basis. References to “FWB” refer to First Wave Bio, Inc. and references to “IMGX” refer to ImmunogenX, Inc., First Wave BioPharma’s wholly-owned subsidiaries.

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023 included in our Annual Report filed on Form 10-K, filed with the SEC on March 29, 2024.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	March 31,
	2024	December 31,
	(unaudited)	2023
ASSETS

Current Assets:
Cash and cash equivalents	$3,431,913	$3,711,770
Prepaid expenses	4,058,053	1,244,466
Total Current Assets	7,489,966	4,956,236

Property, equipment, and leasehold improvements, net	25,749	14,565

Other Assets:
Restricted cash	21,522	21,522
Patents and tradenames	365,486	—
In - process R&D	63,000,000	—
Goodwill	20,038,508	1,684,182
Operating lease right-of-use assets	181,421	195,440
Deposits	11,250	11,250
Total Other Assets	83,618,187	1,912,394
Total Assets	$91,133,902	$6,883,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,996,519	$554,277
Accrued expenses	2,554,446	825,290
Accrued dividend payable	1,135,760	1,069,616
Note payable	386,769	612,784
Operating lease liabilities	71,216	67,111
Other current liabilities	28,546	4,239
Total Current Liabilities	6,173,256	3,133,317
Long - term debt	6,397,889	—
Deferred tax liability	571,221	—
Non-current operating lease liabilities	127,592	146,949
Total Liabilities	13,269,958	3,280,266

Mezzanine Equity:
Series G redeemable preferred stock- Par value $0.0001 per share; 13,000 shares designated; 12,373.2260 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	61,681,100	—
Total Mezzanine Equity	61,681,100	—

Stockholders’ Equity:
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 2,025,208 and 1,560,998 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	203	156
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 504.81 and 514.96 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	194,943,707	187,931,445
Accumulated deficit	(178,761,066)	(184,328,672)
Total Stockholders’ Equity	16,182,844	3,602,929
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$91,133,902	$6,883,195

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development expenses	$565,962	$1,361,683
General and administrative expenses	8,659,692	2,700,742
Total operating expenses	9,225,654	4,062,425

Loss from operations	(9,225,654)	(4,062,425)

Other (expenses) income:
Interest expense	(66,202)	(8,987)
Interest income	228	1,873
Other expense	(653)	(1,114)
Total other expenses	(66,627)	(8,228)

Loss before income tax benefit	(9,292,281)	(4,070,653)

Income tax benefit	14,859,887	—

Net income (loss)	$5,567,606	$(4,070,653)

Preferred stock dividends	(66,144)	(87,431)
Net income (loss) applicable to common shareholders	$5,501,462	$(4,158,084)

Basic weighted average shares outstanding	1,761,953	114,033
Diluted weighted average shares outstanding	14,511,461	114,033
Income (loss) per share - basic	$3.12	$(36.46)
Income (loss) per share - diluted	$0.38	$(36.46)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	173,100	17	3,604,919	—	3,604,936
Issuance of Series G convertible preferred stock upon acquisition of IMGX	11,777	57,790,474	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of IMGX	—	—	—	—	36,830	4	2,300,496	—	2,300,500
Issuance of Series G convertible preferred stock to financial advisors	596	3,890,626	—	—	—	—	—	—	—
Issuance of common stock to financial advisors	—	—	—	—	18,475	2	120,646	—	120,648
Exercise of pre-funded warrants into common stock	—	—	—	—	83,525	9	—	—	9
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(66,144)	—	(66,144)
Conversion of Series B preferred shares into common stock	—	—	(10)	—	9	—	—	—	—
Common stock issued to consultants	—	—	—	—	100,000	10	780,990	—	781,000
Issuance of common stock from RSU vest	—	—	—	—	52,271	5	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	271,360	—	271,360
Net income	—	—	—	—	—	—	—	5,567,606	5,567,606
Balance, March 31, 2024	12,373	$61,681,100	505	$—	2,025,208	$203	$194,943,707	$(178,761,066)	$16,182,844

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	550	$—	49,750	$5	$171,275,836	$(168,533,689)	$2,742,152
Issuance of common stock, pre-funded warrants and warrants in private placement, net of issuance costs	—	—	6,400	1	3,769,910	—	3,769,911
Exercise of pre-funded warrants into common stock	—	—	21,473	2	299	—	301
Deemed dividend of Series B preferred stock	—	—	—	—	(87,431)	—	(87,431)
Conversion of Series B preferred shares into common stock	(4)	—	4	—	—	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(148)	—	—	—	—
Stock-based compensation	—	—	—	—	358,316	—	358,316
Net loss	—	—	—	—	—	(4,070,653)	(4,070,653)
Balance, March 31, 2023	546	$—	77,479	$8	$175,316,930	$(172,604,342)	$2,712,596

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,567,606	$(4,070,653)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,293	7,318
Change in right-of-use assets	18,251	15,528
Stock-based compensation	271,360	358,316
Common stock granted to consultants	781,000	—
Common stock issued to financial advisors at acquisition	120,648	—
Series G convertible preferred stock issued to financial advisors at acquisition	3,890,626	—
Deferred taxes	(14,859,887)	—
Changes in assets and liabilities:
Other receivables	—	73,014
Prepaid expenses	318,342	511,393
Lease liabilities	(18,863)	(15,751)
Accounts payable	526,033	(250,280)
Accrued expenses	(398,672)	525,552
Other liabilities	24,307	(15)
Net cash used in operating activities	(3,746,956)	(2,845,578)

Cash flows from investing activities:
Cash acquired in acquisition of IMGX	88,169	—
Net cash provided by investing activities	88,169	—

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	3,604,936	3,769,911
Proceeds from exercise of warrants	9	301
Repayments of note payable	(226,015)	(223,104)
Net cash provided by financing activities	3,378,930	3,547,108

Net (decrease) increase in cash, cash equivalents and restricted cash	(279,857)	701,530

Cash, cash equivalents and restricted cash, beginning balance	3,733,292	1,384,423
Cash, cash equivalents and restricted cash, ending balance	$3,453,435	$2,085,953

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,969	$8,987

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$152,331	$—
Fair value of the Series G preferred stock issued in the IMGX acquisition	$57,790,474	$—
Fair value of options assumed in the IMGX acquisition	$1,271,000	$—
Fair value of warrants assumed in the IMGX acquisition	$789,000	$—
Accrued dividends on preferred stock	$(66,144)	$(87,431)

See accompanying notes to unaudited condensed consolidated financial statements

FIRST WAVE BIOPHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Note 1 - The Company and Basis of Presentation

The Company

First Wave BioPharma, Inc. (“First Wave”) and its wholly-owned subsidiaries, First Wave Bio, Inc. (“FWB”) and ImmunogenX, Inc. (“IMGX”), are collectively referred to as the “Company”. The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

In March 2024, the Company acquired IMGX, a private, clinical-stage biopharmaceutical company founded in 2013, which was developing the biologic, Latiglutenase, for celiac disease. IMGX was also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”).

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

Worldwide supply chain constraints and economic and capital markets uncertainty arising out of conflicts between Russia and Ukraine and conflicts in the Middle East triggered by attacks on Israel in October of 2023 have disrupted commercial and capital markets and emerged as new barriers to long - term economic recovery. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of First Wave and its wholly owned subsidiaries, FWB and IMGX. Intercompany transactions and balances have been eliminated upon consolidation.

In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2023, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2024, the Company had cash and cash equivalents of approximately $3.4 million, an accumulated deficit of approximately $178.8 million and working capital of approximately $1.3 million. Subsequent to March 31, 2024, the Company raised aggregate gross proceeds of approximately $1.1 million from a May 2024 Registered Direct Offering. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Based on its cash on hand at March 31, 2024, the Company anticipates having sufficient cash to fund planned operations into June 2024, however, the acceleration or reduction of cash outflows by Company management can significantly impact the timing for the need to raise additional capital to complete development of its products. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has classified approximately $0.02 million as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At March 31, 2024 the Company had approximately $3.4 million in one account in the U.S. which was in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through March 31, 2024 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2024.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At March 31, 2024 and 2023, the Company does not have any significant uncertain tax positions.

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

Research and Development – Intellectual Property Acquired

The Company records intellectual property acquired in business acquisitions that has not reached technological feasibility and which has no alternative future use, as In-Process R&D (“IPR&D”) at the acquisition date. On March 13, 2024, the Company entered into an acquisition agreement with IMGX which included the intellectual property and patents for Latiglutenase and CypCel, which was accounted for as a business acquisition (see Note 3).

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations.  For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

For tax purposes, intangible assets related to IPR&D are considered definite-lived intangible assets.

Stock-Based Compensation

The Company’s board of directors (the “Board”) and stockholders have adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) which took effect on May 12, 2014, and the 2020 Omnibus Equity Incentive Plan, which took effect on September 11, 2020 (the “2020 Plan”). From the effective date of the 2020 Plan, no new awards have been or will be made under the 2014 Plan. On March 13, 2024, in connection with the IMGX acquisition, the Company assumed IMGX’s 2021 Stock Option Plan (the “IMGX Plan”), including all IMGX stock options immediately outstanding prior to the IMGX acquisition, with each becoming an option to purchase Common Stock, subject to adjustment. The IMGX Plan was adopted and approved by the board of directors and stockholders of IMGX in 2021. Following the assumption of the IMGX Plan by the Company, no new awards have been or will be made under the IMGX Plan. The Company accounts for its stock-based compensation awards to employees, consultants, and Board members in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, consultants, and Board members, including grants of employee stock options, to be recognized in the statements of operations by measuring the fair value of the award on the date of grant and recognizing this fair value as stock-based compensation using a straight-line method over the requisite service period, generally the vesting period.

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

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisition

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

Under the terms of the Merger Agreement, following the consummation of the Merger (the “Closing”), in exchange for the outstanding shares of capital stock of IMGX immediately prior to the effective time of the First Merger, the Company issued to the stockholders of IMGX an aggregate of (A) 36,830 shares of Common Stock, and (B) 11,777.418 shares of Series G Preferred Stock, each share of which is convertible into 1,000 shares of Common Stock, upon shareholder approval. Following the closing of the acquisition, the Company had 2,303,135 shares of common stock issued and outstanding.

The Company incurred transaction costs of $5,456,038 which are included in the Company’s condensed consolidated statement of operations.

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

The Assumed Warrants are exercisable for an aggregate of 127,680 shares of Common Stock, have exercise prices ranging from $3.03 to $3.92 and expire between September 30, 2032 and September 6, 2033.

Tungsten Partners LLC (“Tungsten”) acted as financial advisor to the Company in connection with the Merger. As partial compensation for services rendered by Tungsten, the Company issued to Tungsten or its affiliates or designees an aggregate of 18,475 shares of Common Stock and 595.808 shares of Series G Preferred Stock. The fair value of the advisory fees was approximately $4.0 million which are included in the approximately $5.5 million of transaction costs noted above.

The Merger was accounted for as a business combination under the acquisition method of accounting with First Wave as the accounting acquirer. Under the acquisition method, the total purchase price of the acquisition is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the date of such acquisition. The preliminary fair value of the consideration totaled approximately $60.1 million, summarized as follows:

Amount
Common stock issued to IMGX stockholders	$240,500
Replacement options	1,271,000
Replacement warrants	789,000
Preferred stock issued to IMGX stockholders	57,790,474
Total consideration paid	$60,090,974

The Company has made a provisional allocation of the purchase price of the Merger to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the Merger:

Assets acquired:
Cash and cash equivalents	$88,169
Prepaid expenses and other current assets	3,131,929
Property and equipment, net	18,963
Intangibles	63,370,000
Operating lease right-of-use assets	4,232
Total assets	$66,613,293
Liabilities assumed:
Accounts payable	916,209
Accrued expenses and other current liabilities	2,131,439
Long term debt	6,397,889
Deferred tax liability	15,431,108
Total liabilities	$24,876,645
Goodwill recorded:
Goodwill	$18,354,326
Net assets acquired	$60,090,974

The fair value of IPR&D was capitalized as of the IMGX Merger date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the IMGX Merger is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of such acquisition. The goodwill recorded is not deductible for tax purposes.

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Asset	Useful Life	Fair Value
Patents	2	$140,000
Trade names and trademarks	6	230,000
IPR&D – Latiglutenase	Indefinite	54,000,000
IPR&D - CypCel	Indefinite	$9,000,000

Net income in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 includes net losses of IMGX from the date of acquisition to March 31, 2024 of approximately $0.1 million.

Pro forma disclosure for the IMGX acquisition

The unaudited pro forma information for the three months ended March 31, 2024 and 2023 was impracticable for disclosure as IMGX was a private company.

Note 4 - Fair Value Disclosures

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2024 (unaudited):
Money market funds	$12,244	$12,244	$—	$—	$12,244
Note payable	386,769	—	386,769	—	386,769

December 31, 2023:
Money market funds	12,131	12,131	—	—	12,131
Note payable	$612,784	$—	$612,784	$—	$612,784

At March 31, 2024 and December 31, 2023, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 5 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	March 31,
	2024	December 31,
	(unaudited)	2023
Computer equipment and software	$21,316	$11,540
Office equipment	57,465	48,278
Leasehold improvements	28,000	28,000
Total property, equipment and leasehold improvements	106,781	87,818
Less accumulated depreciation	(81,032)	(73,253)
Property, equipment and leasehold improvements, net	$25,749	$14,565

Depreciation expense for the three months ended March 31, 2024 was approximately $7,779 and for the three months ended March 31, 2023 was approximately $7,300.

Note 6 –Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2023	$1,684,182
Balance on December 31, 2023	1,684,182
Goodwill associated with IMGX acquisition	18,354,326
Balance on March 31, 2024 (unaudited)	$20,038,508

Note 7 – Intangible Assets and In-Process R&D

Intangible assets as of March 31, 2024 consist of in-process R&D, patents, tradenames and trademarks acquired from IMGX. Intangible assets and in-process R&D are as follows:

	Estimated	March 31,
	Useful Life	2024
Patents	2	$140,000
Trademarks and trade names	6	230,000
Less: Accumulated Amortization		(4,514)
Intangible Assets, Net		365,486
In-Process R&D		63,000,000
Total Intangible Assets and In-Process R&D, Net		$63,365,486

Expected future amortization expense as of March 31, 2024 is as follows:

2024 (remainder of year)	$81,250
2025	108,333
2026	52,917
2027	38,333
Thereafter	84,653
Total	$365,486

Note 8 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2024	December 31,
	(unaudited)	2023
Accrued interest	$1,328,669	$—
Consulting fees	662,947	75,972
Professional fees	507,844	253,577
Payroll and benefits	54,986	495,741
Total accrued expenses	$2,554,446	$825,290

Note 9 – Capital Stock

Common Stock and Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended to date, (the “Charter”) authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 2,025,208 and 1,560,998 shares of its Common Stock issued and outstanding on March 31, 2024 and December 31, 2023, respectively.

The Company had approximately 504.81 and 514.96 shares of Series B preferred stock issued and outstanding on March 31, 2024 and December 31, 2023, respectively.

The Company had 0 shares of Series C, Series D, Series E and Series F preferred stock issued and outstanding on March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 395 shares of Common Stock (which conversion the Company has elected to make in full), and additional Investor Warrants exercisable for up to an aggregate of 395 shares of Common Stock, (ii) holders of approximately 140.33 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $1.3 million had previously elected to exercise their Series B Exchange Rights into 110 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 44 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 44 shares of Common Stock.

Mezzanine Equity

Series G Preferred Stock

The Company had 12,373.226 shares of Series G stock issued and outstanding on March 31, 2024 and 0 on December 31, 2023.

On March 13, 2024, the Company issued 12,373.226 shares of Series G Preferred stock in connection with the IMGX Merger. The following is a summary of the principal terms of the Series G Preferred Stock as set forth in the Certificate of Designation of the Series G Preferred Stock:

General; Transferability. Share of Series G Preferred Stock will be uncertificated and issued in book-entry form. Shares of Series G Preferred Stock may be transferred by the holders thereof without the consent of the Company, provided that such transfer is in compliance with applicable securities laws.

Conversion. Following stockholder approval of the conversion of the Series G Preferred Stock into Common Stock in accordance with the listing rules of the Nasdaq Stock Market (the “Conversion”), each share of Series G Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain limitations, including that a holder of Series G Preferred Stock is prohibited from converting shares of Series G Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

The Series G Preferred Stock is redeemable for cash at the option of the holder thereof at any time following the date that is six months after the initial issuance of the Series G Preferred Stock (without regard to the lack of obtaining the requisite stockholder approval to convert the Series G Preferred Stock into Common Stock), at a price per share equal to the then-current fair value of the Series G Preferred Stock, which shall be the last reported closing sale price of the Company’s Common Stock as reported on the Nasdaq Stock Market as of the trading day immediately prior to the conversion event. As such, Series G Preferred Stock is classified as Mezzanine Equity on the balance sheet.

Voting Rights. Except as otherwise required by law, the Series G Preferred Stock does not have voting rights. However, as long as any shares of Series G Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series G Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series G Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of preferred stock, in each case if any such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series G Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series G Preferred Stock, (iii) prior to the earlier of stockholder approval of the Conversion or the six-month anniversary of issuance, consummate either: (A) any Fundamental Transaction (as in the Certificate of Designation) or (B) any stock sale to, or any merger, consolidation or other business combination of the Company with or into, another entity in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

Liquidation Preference. The Series G Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Dividend Rights. Holders of Series G Preferred Stock are entitled to receive dividends on shares of Series G Preferred Stock equal to, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock.

Redemption. The shares of Series G Preferred Stock shall not be redeemable at the option of the Company or the holder thereof.

Trading Market. There is no established trading market for any of the Series G Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Series G Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series G Preferred Stock will be limited.

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. The Company did not utilize the ATM Agreement during the three months ended March 31, 2024 or the year ended December 31, 2023.

March 2024 Registered Direct Offering

On March 6, 2024, the Company completed a Registered Direct Offering (the “March 2024 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) 173,100 shares of Common Stock, (ii) pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 352,525 shares of Common Stock and (iii) common warrants (the “March 2024 Warrants”) to purchase up to an aggregate of 525,625 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2024 Warrant to purchase one share of Common Stock was $7.61 per share. The March 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The March 2024 Warrants have an exercise price of $7.48 per share, are exercisable immediately and will expire five years from the initial exercise date.

The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $400,000.

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

Common Stock Issuances

Q1 2024 Issuances

During the three months ended March 31, 2024, the Company issued 173,100 shares of Common Stock under the March 2024 Offering for which the Company received net proceeds of approximately $3.6 million.

During the three months ended March 31, 2024, the Company issued an aggregate of 36,830 shares of Common Stock with a value of $2.3 million in connection with the IMGX acquisition.

During the three months ended March 31, 2024, the Company issued an aggregate of 18,475 shares of Common Stock with a value of $0.1 million to its financial advisors in connection with the IMGX acquisition.

During the three months ended March 31, 2024, the Company issued an aggregate of 83,525 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

During the three months ended March 31, 2024, the Company issued an aggregate of 9 shares of Common Stock upon the exchange of an aggregate of 10.15 shares of Series B Preferred Stock with a stated value of approximately $78,125 plus accrued dividends of approximately $22,770.

During the three months ended March 31, 2024, the Company issued an aggregate of 100,000 shares of its Common Stock to consultants with a grant date fair value of approximately $781,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended March 31, 2024, the Company issued an aggregate of 52,271 shares of Common Stock upon the vesting of RSUs (See Note 11).

Q1 2023 Issuances

During the three months ended March 31, 2023, the Company issued 6,400 shares of Common Stock under the March 2023 Offering for which the Company received net proceeds of approximately $3.8 million.

During the three months ended March 31, 2023, the Company issued an aggregate of 21,473 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

During the three months ended March 31, 2023, the Company issued an aggregate of 4 shares of Common Stock upon the exchange of an aggregate of 4.23 shares of Series B Preferred Stock with a stated value of approximately $32,600 plus accrued dividends of approximately $6,200.

During the three months ended March 31, 2023, the Company cancelled an aggregate of 148 shares of Common Stock in connection with the 1-for-7 reverse stock split on January 18, 2023.

Note 10 – Warrants

Warrant activity for the three months ended March 31, 2024 and 2023 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2024	1,779,780	$19.29	4.99
Issued	878,150	4.48	4.93
Assumed from IMGX	127,680	3.48	8.97
Exercised	(83,525)	—	4.93
Warrants outstanding and exercisable on March 31, 2024	2,702,085	$14.32	5.00

Warrants outstanding and exercisable on January 1, 2023	108,797	$383.20	5.50
Issued	147,053	51.00	4.96
Exercised	(21,473)	—	5.28
Warrants outstanding and exercisable on March 31, 2023	234,377	$210.00	5.07

As of March 31, 2024, the outstanding warrants expire from 2024 through 2033.

During the three months ended March 31, 2024, the Company issued warrants to purchase 525,625 shares of the Company’s Common Stock and pre-funded warrants to purchase 352,525 shares of the Company’s Common Stock in connection with the March 2024 Offering (See Note 9). Additionally, the Company assumed warrants to purchase 127,680 shares of the Company’s Common Stock in connection with the IMGX acquisition.

During the three months ended March 31, 2023, the Company issued warrants to purchase 102,302 shares of the Company’s Common Stock and pre-funded warrants to purchase 44,751 shares of the Company’s Common Stock in connection with the March 2023 Offering (See Note 9).

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

The 2020 Plan allows for the issuance of securities, including stock options to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2020 Plan was 238 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10)% of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan, the 2020 Plan, or the IMGX Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) is 357 under the 2020 Plan.

On March 13, 2024, in connection with the IMGX acquisition, the Company assumed the IMGX Plan, including all 200,652 IMGX stock options immediately outstanding prior to the IMGX acquisition, with each becoming an option to purchase Common Stock, subject to adjustment. Such stock options were the only awards that had been made under the IMGX Plan as of the closing of the IMGX acquisition. The IMGX Plan was adopted and approved by the board of directors and stockholders of IMGX in 2021. Following the assumption of the IMGX Plan by the Company, no new awards have been or will be made under the IMGX Plan.

As of January 1, 2024, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 334,078 under the 2020 Plan’s evergreen provision.

As of March 31, 2024, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 28 are issued and outstanding, and 9 shares are reserved subject to issuance of restricted stock and RSUs.

As of March 31, 2024, there were an aggregate of 350,000 total shares available (but un - issuable) under the IMGX 2021 Plan, of which 200,652 are issued and outstanding.

As of March 31, 2024, 334,078 total shares were authorized under the 2020 Plan, of which 178,874 were issued and outstanding and 155,204 shares were available for potential issuances.

During the three months ended March 31, 2024 and 2023, stock option activity under the 2014 Plan, 2020 Plan, and IMGX 2021 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	426	$6,103.81	8.53	$—
Assumed from IMGX	200,652	0.81	7.56	716,328
Outstanding at March 31, 2024	201,078	$13.74	7.56	$716,350
Exercisable at March 31, 2024	201,054	$11.99	7.56	$716,341

Outstanding at January 1, 2023	176	$15,956.72	8.22	$—
Granted	250	74.60	9.91	—
Outstanding at March 31, 2023	429	$8,900.40	9.07	$—
Exercisable at March 31, 2023	200	$17,091.40	8.40	$—

During the three months ended March 31, 2024, the Company assumed fully vested options to purchase 200,652 shares of the Company’s Common Stock issued under the IMGX 2021 Plan. During the three months ended March 31, 2023, the Board approved the grant of options to purchase 250 shares of the Company’s Common Stock pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

For the three months ended March 31, 2024 and 2023, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2024	2023
Contractual term (in years)	7.6	6.5
Expected Volatility	110.35%	98.80%
Risk-free interest rate	4.20%	4.08%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock assumed during the three months ended March 31, 2024 was $6.32. The estimated weighted average fair value of an option to purchase one share of common stock granted during the three months ended and March 31, 2023 was $61.00.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units (“RSUs”) refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of each March 31, 2024 and March 31, 2023, under the 2014 Plan, the Company had 5 shares of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $269,500, which will be recognized when vesting of certain milestones become probable.

During the three months ended March 31, 2024 and March 31, 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2024	52,271	$4.31	9.96
Awarded	120,532	3.80	—
Vested	(52,271)	4.31	—
Non-vested Outstanding at March 31, 2024	120,532	$3.82	9.76

Non-vested Outstanding at January 1, 2023	—	—	—
Awarded	7,997	$124.00	—
Vested	(2,003)	124.00	—
Non-vested Outstanding at March 31, 2023	5,994	$124.00	0.75

During the three months ended March 31, 2024 and March 31, 2023, the Board approved the grant of 120,532 and 7,997 RSUs, respectively. All grants of RSUs were pursuant to the 2020 Plan and vest quarterly over a one-year period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$42,378	$38,080
General and administrative	228,982	320,236
Total stock-based compensation expense	$271,360	$358,316

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to stock options and RSUs of approximately $0.6 million. Approximately $0.5 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock awards of 0.76 years. Approximately $0.1 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable.

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

The Company is a party to two real property operating leases for the rental of office space. The Company has office space of 3,472 square feet in Boca Raton, Florida that is used for its corporate headquarters with a term through August 31, 2026. The Company also has office space in Newport Beach, California with a term through April 30, 2025.

The Company’s leases expire at various dates through 2026. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expenses amounted to approximately $35,000 and $37,000, respectively, for the three months ended March 31, 2024 and 2023.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of March 31, 2024 are:

March 31,
2024
Lease term and discount rate
Weighted-average remaining lease term (years)	2.4
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of March 31, 2024, were as follows:

2024 (remainder of year)	$67,308
2025	88,788
2026	60,593
Total lease payments	216,689
Less imputed interest	(17,881)
Present value of lease liabilities	$198,808

Note 14 – Debt

Debt consists of the following:

		Related		Directors
		party		and Officer’s
	Revolving	promissory		Liability
	line of credit	notes	EIDL loan	Insurance	Total
Principal balance March 31, 2024	$5,359,860	$1,000,000	$500,000	$386,769	$7,246,629
Debt discount	—	—	(461,971)	—	(461,971)
Total debt as of March 31, 2024	$5,359,860	$1,000,000	$38,029	$386,769	$6,784,658

Current portion	$—	$—	$—	$386,769	$386,769
Long-term portion, net	$5,359,860	$1,000,000	$38,029	$—	$6,397,889

Aggregate future minimum principal maturities of notes payable as of December 31, are as follows:

2024	$386,769
2025	6,359,860
2026	—
2027	—
Thereafter	500,000
Total	$7,246,629

Revolving line of credit

In connection with the IMGX acquisition, the Company assumed a revolving line of credit. In October 2022, IMGX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6,000,000, maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7,500,000. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include a maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024.

As of March 31, 2024, the outstanding balance of the Revolver was $5.4 million with no available borrowings and accrued interest of $1.3 million.

Promissory notes

In connection with the IMGX acquisition, the Company assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025.

EIDL loan

In connection with the IMGX acquisition, the Company assumed an EIDL loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. All unpaid principal and interest are due at maturity on June 30, 2050.

Directors and Officer’s Liability Insurance

On November 30, 2023, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $683,000 that bears interest at an annual rate of 7.90%. Monthly payments, including principal and interest, are approximately $79,000 per month. The balance due under these financing agreements was approximately $387,000 at March 31, 2024 and $613,000 at December 31, 2023.

Note 15 – Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options, warrants, and RSUs is computed using the treasury stock method. The dilutive effect of the outstanding Series G convertible preferred stock and Series B convertible preferred stock is computed using the if-converted method.

As of March 31, 2024, basic and diluted weighted average shares outstanding includes pre-funded warrants of 269,000 which had not yet been converted into Common Stock. For the three months ended March 31, 2024 stock options in the amount of 31,542 and warrants in the amount of 2,584,001 were excluded from the calculation of diluted net income per share as they did not have a dilutive effect. As of March 31, 2023, basic weighted average shares outstanding includes pre-funded warrants of 44,750 which had not yet been converted into Common Stock.

Basic and diluted net income per share was calculated as follows:

Three Months Ended
March 31, 2024
Net income applicable to common shareholders - basic	$5,501,462
Preferred stock dividends	66,144
Net income applicable to common shareholders - diluted	$5,567,606
Basic weighted average shares outstanding	1,761,953
Series G convertible preferred stock	12,373,226
Series B convertible preferred stock	139
Stock options	169,536
Common stock warrants	118,084
RSUs not yet issued	88,523
Diluted weighted average shares outstanding	14,511,461
Basic net income per share	$3.12
Diluted net income per share	$0.38

All shares of Common Stock that may potentially be issued in the future are as follows:

	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Series G convertible preferred stock	12,373,226	—
Common stock warrants	2,702,085	234,377
Stock options	201,078	429
RSUs not yet issued	120,537	8,011
Series B convertible preferred stock (1)	139	155
Restricted stock not yet issued	4	8
Total shares of common stock issuable	15,397,069	242,980
(1)	Series B convertible preferred stock is assumed to be converted at the rate of $32,340 per common share, which is the conversion price as of March 31, 2024.

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

Employer contributions under this 401(k) plan amounted to approximately $37,000 and $26,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 17 - Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Although the Company believes that it has adequately reserved for uncertain tax positions (including interest and penalties), it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. Carryforward attributes that were generated in tax years prior to those that remain open for examination may still be adjusted by relevant tax authorities upon examination if they either have been, or will be, used in a future period.

In applying the estimated annual effective tax rate approach prescribed under ASC 740 - 270 and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the first quarters of 2024 and 2023 are neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets generated during the three months ended March 31, 2024 and 2023 is zero.

The Company’s effective income tax rate was approximately 160% and 0% for the three months ended March 31, 2024 and 2023, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the three months ended March 31, 2024 differs from the applicable statutory tax rate primarily due to the impact of the accounting for the IMGX Merger during the period, which resulted in the release of a portion of the valuation allowance that had previously been recorded against the deferred tax assets of the Company, resulting in a $14.9 million income tax benefit for the three months ended March 31, 2024. The change in valuation allowance was determined based on the weight of available evidence as of the present reporting period and accounted for by the Company pursuant to ASC 805 - 740 - 30 - 3 in the Statement of Operations. The Company’s effective tax rate for the three months ended March 31, 2023 differs from the applicable statutory tax rate primarily due to the full valuation allowance recorded against its deferred tax assets during the period.

Note 18 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the items noted below.

Registered Direct Offering

On May 14, 2024, the Company closed on a Registered Direct Offering with an institutional investor for the purchase and sale of 366,000 shares of the Company’s Common Stock (or Common Stock equivalents) at a price of $2.95 per share. In addition, the Company issued to the investor warrants to purchase up to 732,000 shares of Common Stock. The warrants have an exercise price of $2.70 per share, are exercisable immediately following the date of issuance, and have a term of six years following the date of issuance. Roth Capital Partners acted as the exclusive placement agent for the offering. The gross proceeds to the Company from this offering were approximately $1.1 million, before deducting the placement agent’s fees and other offering expenses payable by the Company.

Share Issuances

In April 2024, an investor exercised pre-funded warrants to purchase 269,000 shares of the Company’s Common Stock in connection with the March 2024 Offering, the Company issued an aggregate of 150,000 shares of its Common Stock to consultants, and an aggregate of 30,882 shares of Common Stock upon the vesting of RSUs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “First Wave,” “AzurRx,” “Company,” “we,” “us,” “our,” or similar references mean First Wave BioPharma, Inc. and its subsidiaries on a consolidated basis. References to “First Wave BioPharma” refer to First Wave BioPharma, Inc. on an unconsolidated basis. References to “AzurRx SAS” refer to First Wave BioPharma’s former wholly owned subsidiary through which we previously conducted our European operations. References to “FWB” refer to First Wave Bio, Inc. and references to “IMGX” refer to ImmunogenX, Inc., First Wave BioPharma’s wholly-owned subsidiaries. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in our Annual Report filed on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Recent Developments

March 2024 Registered Direct Offering

On March 6, 2024, we completed the March 2024 Offering priced at market under Nasdaq rules, for an aggregate of (i) 173,100 shares of Common Stock, (ii) pre-funded warrants to purchase up to an aggregate of 352,525 shares of Common Stock and (iii) common warrants to purchase up to an aggregate of 525,625 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2024 Warrant to purchase one share of Common Stock was $7.61 per share. The March 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The March 2024 Warrants have an exercise price of $7.48 per share, are exercisable immediately and will expire five years from the initial exercise date. We received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $400,000. The March 2024 Offering included customary registration rights, for registration under the Securities Act, of the shares underlying the warrants in the March 2024 Offering.

May 2024 Registered Direct Offering

On May 10, 2024, we announced that we entered into a Registered Direct Offering (the “May 2024 Offering”) likewise priced at market under Nasdaq rules.  The May 2024 Offering was for an aggregate of (i) 275,000 shares of Common Stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 91,000 shares of Common Stock and (iii) common warrants (the “May 2024 Warrants”) to purchase up to an aggregate of 732,000 shares of Common Stock.  The May 2024 Pre-Funded Warrants had the same exercise price and exercise terms as the March 2024 Pre-Funded Warrants.  The public offering price for each share of Common Stock in the May 2024 Offering was $2.95, and the public offering price for each May 2024 Pre-Funded Warrant, was $2.9499. The May 2024 Warrants have an exercise price of $2.70 per share, are exercisable immediately and will expire six years from the initial exercise date.  In this offering, we received gross proceeds of approximately $1.1 million less placement agent’s fees and other offering expenses.

In connection with the May 2024 Offering, we were obligated to file a registration statement with the SEC to register the shares underlying the warrants sold in the offering under the Securities Act, within 30 days of the closing of the May 2024 Offering and have such registration statement declared effective by the SEC within 60 days of such closing, or in the case of full review of the applicable registration statement by the SEC, within 120 days of such closing.  If such registration statement is not so filed or declared effective, on each applicable monthly anniversary for which such registration even is not achieved or cured, we are required to pay to the holder an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 1.0% multiplied by the product of the most recent closing price of our Common Stock on the applicable event date, and the number of shares underlying such warrants, until the shares underlying such warrants are freely tradeable under Rule 144 of the Securities Act or we regain compliance with the registration rights.  If we fail to pay partial liquidated damages required thereby within seven (7) days after the date payable, we are required to pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages provisions apply on a daily pro rata basis for any applicable portion of a month.

Nasdaq Continued Listing Requirements

On August 17, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholder’s Equity Rule”). In that regard, we reported stockholders’ equity of $881,960 in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On April 1, 2024, we received a determination from the Staff that we are back in compliance with the Minium Stockholder’s Equity Rule and that the matter is closed.

On October 26, 2023, we received a notice from the Staff of Nasdaq indicating that in connection with an offering completed in July 2023 (the “July 2023 Offering”), we were not in compliance with Nasdaq’s shareholder approval requirements set forth in listing rule 5635(d), which requires prior shareholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price, defined as a price that is the lower of: (i) the Nasdaq official closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the binding agreement; or (ii) the average Nasdaq official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the binding agreement. On December 12, 2023, during the Special Meeting, our stockholders ratified our entry into the July 2023 Offering as we received the affirmative vote of the majority of the votes cast by shares of our common stock present or represented by proxy and entitled to vote at the Special Meeting. On March 19, 2024, we received a Letter of Reprimand from the Nasdaq Listing Qualifications Staff (the “Letter of Reprimand”) stating that, while we failed to comply with Nasdaq’s continued listing requirements, our violation of listing rule 5635 (d) does not appear to have been the result of a deliberate intent to avoid compliance, and as such, the Staff does not believe that delisting our securities is an appropriate sanction and that it is appropriate to close these matters by issuing the Letter of Reprimand.

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

As of March 31, 2024, we had cash and cash equivalents of approximately $3.4 million, and had sustained cumulative losses attributable to common stockholders of approximately $178.8 million. Subsequent to March 31, 2024, we have raised aggregate gross proceeds of approximately $1.1 million from a May 2024 Registered Direct Offering. Based on our cash on hand at March 31, 2024, we anticipate having sufficient cash to fund planned operations into June 2024, however, the acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2024	2023	(Decrease)
Operating expenses:
Research and development expenses	$565,962	$1,361,683	$(795,721)
General and administrative expenses	8,659,692	2,700,742	5,958,950
Total operating expenses	9,225,654	4,062,425	5,163,229
Other expenses	66,627	8,228	58,399
Loss before income tax benefit	$(9,292,281)	$(4,070,653)	$5,221,628
Income tax benefit	14,859,887	—	14,859,887
Net income (loss)	$5,567,606	$(4,070,653)	$9,638,259

Research and Development Expense

Research and development expenses include expenses primarily relating to the development of our Latiglutenase, Capeserod, Adrulipase and Niclosamide drug candidates.

Research and development expenses for the three months ended March 31, 2024 totaled approximately $0.6 million, a decrease of approximately $0.8 million, or 58%, over the approximately $1.4 million recorded for the three months ended March 31, 2023.

The approximately $0.8 million decrease in total research and development expenses was primarily attributable to decreases of approximately $0.9 million in clinical related expenses in connection with our Phase 2b Adrulipase SPAN clinical trial which occurred during the three months ended March 31, 2023.

We expect research and development expenses to increase during the remainder of this fiscal year as we begin work on our Latiglutenase asset.

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

General and administrative expenses for the three months ended March 31, 2024 totaled approximately $8.6 million, an increase of approximately $ 5.9 million, or 220% over the approximately $2.7 million recorded for the three months ended March 31, 2023.

The approximately $5.9 million increase in total general and administrative expenses was primarily attributable to $4.0 million of non-cash expense recorded for the Tungsten financial advisor fees and as well as increases of approximately $0.8 million in legal fees, $0.8 million in share-based compensation for consultants, $0.2 million in professional fees, and $0.1 million in personnel related costs.

We expect general and administrative expenses to decrease during the remainder of this fiscal year.

Other Expenses

Other expenses for the three months ended March 31, 2024 increased approximately $0.06 million over other expenses recorded for the three months ended March 31, 2023. The increase in other expenses was mainly due to interest expense related to the revolving line of credit and EIDL loan assumed with the IMGX acquisition.

Income Tax Benefit

A tax benefit of approximately $14.9 million was recorded in the three months ended March 31, 2024 due to the release of a portion of our valuation allowance that had previously been recorded against our deferred tax assets in connection with the IMGX Merger. The release of the valuation allowance was due to the acquisition of intangible assets which are considered definite lived for tax purposes.

Net Income (Loss)

As a result of the factors above, our net income for the three months ended March 31, 2024 totaled approximately $5.6 million, an increase of approximately $9.6 million, or 237%, over the net loss of approximately $4.1 million recorded for the three months ended March 31, 2023.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(3,746,956)	$(2,845,578)
Investing activities	88,169	—
Financing activities	3,378,930	3,547,108
Net (decrease) increase in cash, cash equivalents and restricted cash	$(279,857)	$701,530

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 of approximately $3.7 million was primarily attributable to our non-cash change in deferred tax valuation allowance of $14.9 million, partially offset by net income of $5.6 million and other non-cash expenses totaling approximately $5.5 million. Other non-cash expenses include stock issued to our financial advisors in connection with the IMGX acquisition of $4.0 million, common stock granted to consultants of $0.8 million, and stock-based compensation of $0.3 million; a decrease in prepaid expenses of $0.3 million and a net decrease in accounts payable and accrued expenses of $0.1 million.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2024 of approximately $0.1 million was due to the net cash acquired in the acquisition of IMGX.

Financing Activities

Net cash provided by financing activities of approximately $3.4 million for the three months ended March 31, 2024 was primarily due to net proceeds of approximately $3.6 million from the March 2024 registered direct offering, partially offset by approximately $0.2 million of cash repayments of the note payable financing for corporate insurances.

Net cash provided by financing activities of approximately $3.5 million for the three months ended March 31, 2023 was primarily due to net proceeds of approximately $3.8 million from the March 2023 private placement offering, partially offset by approximately $0.2 million of cash repayments of the note payable financing for corporate insurances.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of our consolidated financial statements are summarized in Note 2 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10 - Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on that evaluation, our CEO and our CFO each concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a - 15(d) or 15d - 15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10 - Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2023, David Hoffman, a former member of the Company’s board of directors, filed a complaint in the Court of Chancery of the State of Delaware against the Company seeking advancement of his attorneys’ fees and expenses relating to certain aspects of his service as a director of the Company (the “Complaint”). The Complaint alleges that Mr. Hoffman is entitled to reimbursement of approximately $250,000 of alleged fees and expenses he has purportedly incurred in the lawsuit filed in the Court of Chancery. The case went to trial in May 2023 and the court found in favor of the Company in September 2023. Mr. Hoffman filed a motion to reargue or amend in October 2023 and the court denied this request. The matter is closed at this time.

ITEM 1A. RISK FACTORS

Our failure to maintain compliance with applicable Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our common stock is currently listed for trading on The Nasdaq Stock Market LLC. We must satisfy applicable listing requirements of Nasdaq, to maintain the listing of our common stock on The Nasdaq Stock Market LLC.

On August 17, 2023, we received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Common Stock on Nasdaq, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). In that regard, we reported a stockholders’ deficit of $(881,960) in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On October 2, 2023, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule. On November 13, 2023, we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2023, reporting total stockholders’ equity of $3,278,805 as of September 30, 2023. On March 29, 2024, we filed our Annual Report on Form 10-K for the year ended December 31, 2023, reporting total stockholders’ equity of $3,602,929 as of December 31, 2023. On April 1, 2024, we received a letter from Nasdaq Staff stating that, based on our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which evidenced stockholders’ equity of $3,602,929, the Staff had determined that we were in compliance with the Minimum Stockholders’ Equity Rule and that the matter was now closed.

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

There can be no assurance that we will be able to ultimately sustain compliance with all applicable requirements for continued listing on The Nasdaq Stock Market LLC. In 2020, the SEC approved a previously proposed Nasdaq rule change to expedite delisting of securities with a closing bid price at or below $0.10 for 10 consecutive trading days during any bid price compliance period and that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and Nasdaq will instead require the issuance of a Staff delisting determination. We could appeal the determination to a hearings panel, which could grant us a 180-day exception to remain listed if it believes we would be able to achieve and maintain compliance with the bid price requirement. Following the exception, the company would be subject to the procedures applicable to a company with recurring deficiencies (Nasdaq Rule 5815(d)(4)(B)).

Additionally, on March 28, 2024, we received a letter from the Nasdaq Listing Qualifications Department (the “Staff”) stating that the Staff had determined First Wave’s acquisition of ImmunogenX constitutes a business combination that results in a “Change of Control” pursuant to Nasdaq Listing Rule 5110(a), and that, as a result, we will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process prior to shareholder approval of the conversion of the Series G Preferred Stock, or other material changes triggering a change of control.

In the event that we are unable to sustain compliance with all applicable requirements to remain listed on the Nasdaq, our common stock may be delisted from Nasdaq. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting would materially and adversely affect our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

There have been no other material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
2.1#

Agreement and Plan of Merger dated March 13, 2024, by and among First Wave BioPharma, Inc., IMMUNO Merger Sub II, LLC, and ImmunogenX Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

3.1	Amended and Restated Certificate of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2023).
3.2

Certificate of Designation of Series G Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2024)

4.1	Form of Pre – Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
4.3	Form of Assumed Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).
4.4	Form of Pre - Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on May 13, 2024).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on May 13, 2024).
10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2024).
10.2	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2024).
10.3

Amended Credit Agreement, dated as of October 3, 2022 and amended on September 6, 2023 and March 13, 2024, by and between the Company and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.4

Second Amended and Restated Revolving Loan Promissory Note, dated March 13, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.5

Security Agreement, dated as of October 3, 2022, by and between ImmunogenX and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.6

Lender Support Letter, dated as of March 13, 2024, by and between ImmunogenX and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.7	Form of Shareholder Note (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).
10.8	Form of Shareholder Security Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).
10.9+

Offer Letter, dated as of March 13, 2024, by and between Dr. Syage and the Company (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8 - K filed with the SEC on March 14, 2024).

10.10	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024).
10.11	Form of Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 - K filed with the SEC on May13, 2024).
31.1*	Certification of the Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*filed herewith

**furnished, not filed

# Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST WAVE BIOPHARMA, INC.

By	/s/ James Sapirstein
James Sapirstein
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: May 14, 2024		(Principal Financial and Accounting Officer)