Form 10-Q
period 2024-06-30
Entero Therapeutics, Inc.
filed 2024-10-21
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                   to

Commission File Number 001-37853

ENTERO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4993860
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

777 Yamato Road, Suite 502

Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

(561) 589-7020

(Registrant’s telephone number, including area code)

First Wave BioPharma, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	ENTO	The Nasdaq Capital Market

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

There were 4,754,030 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of October 16, 2024.

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with the applicable listing requirements of The Nasdaq Capital Market;
●	our ability to satisfy our payment obligations related to the acquisition of First Wave Bio, Inc. and merger with ImmunogenX;
●	statements regarding the impact of geopolitical events, including the war in Ukraine and the Middle East, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	the integration and effects of our acquisitions, including the merger with ImmunogenX, and other strategic transactions;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Adrulipase, Capeserod and Niclosamide;
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;
●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;
●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and

●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Entero,” the “Company,” “we,” “us,” “our” and similar references are to Entero Therapeutics, Inc. and its subsidiaries on a consolidated basis. References to “FWB” refer to First Wave Bio, Inc. and references to “IMGX” refer to ImmunogenX, Inc., each of which are Entero’s wholly-owned subsidiaries.

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

The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

	June 30,
	2024	December 31,
	(unaudited)	2023
ASSETS

Current Assets:
Cash and cash equivalents	$662,479	$3,711,770
Prepaid expenses	554,445	1,244,466
Assets of disposal group held for sale	83,170,009	—
Total Current Assets	84,386,933	4,956,236

Property, equipment, and leasehold improvements, net	1,335	14,565

Other Assets:
Restricted cash	21,516	21,522
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	161,737	195,440
Deposits	31,750	11,250
Total Other Assets	1,899,185	1,912,394
Total Assets	$86,287,453	$6,883,195

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,014,049	$554,277
Accrued expenses	1,822,473	825,290
Accrued dividend payable	1,173,818	1,069,616
Note payable	177,563	612,784
Operating lease liabilities	77,432	67,111
Other current liabilities	8,974	4,239
Liabilities of disposal group held for sale	10,110,414	—
Total Current Liabilities	15,384,723	3,133,317
Non-current operating lease liabilities	101,035	146,949
Total Liabilities	15,485,758	3,280,266

Mezzanine Equity:
Series G redeemable preferred stock- Par value $0.0001 per share; 13,000 shares designated; 12,373.226 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	61,681,100	—
Total Mezzanine Equity	61,681,100	—

Stockholders’ Equity:
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 2,941,108 and 1,560,998 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	294	156
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 484.52 and 514.96 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	196,689,069	187,931,445
Accumulated deficit	(187,568,768)	(184,328,672)
Total Stockholders’ Equity	9,120,595	3,602,929
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$86,287,453	$6,883,195

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$219,591	$1,353,095	$675,523	$2,714,778
General and administrative expenses	3,206,517	2,828,549	11,849,633	5,529,291
Total operating expenses	3,426,108	4,181,644	12,525,156	8,244,069

Loss from operations	(3,426,108)	(4,181,644)	(12,525,156)	(8,244,069)

Other expenses:
Interest income (expense), net	218	(4,973)	446	(12,087)
Other expense, net	(4,332)	(2,615)	(4,985)	(3,729)
Total other expenses	(4,114)	(7,588)	(4,539)	(15,816)

Loss before income tax (expense) benefit	$(3,430,222)	$(4,189,232)	$(12,529,695)	$(8,259,885)

Income tax (expense) benefit	(4,255,247)	—	10,604,640	—
Net loss from continuing operations	$(7,685,469)	$(4,189,232)	$(1,925,055)	$(8,259,885)

Loss from discontinued operations	(1,122,233)	—	(1,315,041)	—
Net loss	$(8,807,702)	$(4,189,232)	$(3,240,096)	$(8,259,885)

Preferred stock dividends	(38,058)	(94,324)	(104,202)	(181,755)
Net loss applicable to common shareholders	$(8,845,760)	$(4,283,556)	$(3,344,298)	$(8,441,640)

Weighted average shares outstanding, basic and diluted	2,294,208	113,546	2,028,080	136,288
Loss per share, basic and diluted	$(3.86)	$(37.73)	$(1.65)	$(61.94)
Loss per share from discontinued operations, basic and diluted	$(0.49)	$—	$(0.65)	$—

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2024	12,373	$61,681,100	505	$—	2,025,208	$203	$194,943,707	$(178,761,066)	$16,182,844
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	275,000	27	890,563	—	890,590
Exercise of pre-funded warrants into common stock	—	—	—	—	360,000	36	—	—	36
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(38,058)	—	(38,058)
Conversion of Series B preferred shares into common stock	—	—	(20)	—	18	—	—	—	—
Common stock issued to consultants	—	—	—	—	250,000	25	760,970	—	760,995
Issuance of common stock from RSU vest	—	—	—	—	30,882	3	(3)	—	—
Stock-based compensation	—	—	—	—	—	—	131,890	—	131,890
Net loss	—	—	—	—	—	—	—	(8,807,702)	(8,807,702)
Balance, June 30, 2024	12,373	$61,681,100	485	$—	2,941,108	$294	$196,689,069	$(187,568,768)	$9,120,595

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2023	546	$—	77,479	$8	$175,316,930	$(172,604,342)	$2,712,596
Issuance costs related to issuance of Common Stock, pre-funded warrants and warrants in private placement	—	—	—	—	(78,938)	—	(78,938)
Issuance of Common Stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	86,217	8	2,239,057	—	2,239,065
Exercise of pre-funded warrants into Common Stock	—	—	44,751	5	84	—	89
Deemed dividend of Series B preferred stock	—	—	—	—	(94,324)	—	(94,324)
Issuance of Common Stock from RSU vest	—	—	2,003	—	—	—	—
Stock-based compensation	—	—	—	—	292,704	—	292,704
Net loss	—	—	—	—	—	(4,189,232)	(4,189,232)
Balance, June 30, 2023	546	$—	210,450	$21	$177,675,513	$(176,793,574)	$881,960

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offerings, net of issuance costs	—	—	—	—	448,100	44	4,495,482	—	4,495,526
Issuance of Series G convertible preferred stock upon acquisition of IMGX	11,777	57,790,474	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of IMGX	—	—	—	—	36,830	4	2,300,496	—	2,300,500
Issuance of Series G convertible preferred stock to financial advisors	596	3,890,626	—	—	—	—	—	—	—
Issuance of common stock to financial advisors	—	—	—	—	18,475	2	120,646	—	120,648
Exercise of pre-funded warrants into common stock	—	—	—	—	443,525	45	—	—	45
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(104,202)	—	(104,202)
Conversion of Series B preferred shares into common stock	—	—	(30)	—	27	—	—	—	—
Common stock issued to consultants	—	—	—	—	350,000	35	1,541,960	—	1,541,995
Issuance of common stock from RSU vest	—	—	—	—	83,153	8	(8)	—	—
Stock-based compensation	—	—	—	—	—	—	403,250	—	403,250
Net loss	—	—	—	—	—	—	—	(3,240,096)	(3,240,096)
Balance, June 30, 2024	12,373	$61,681,100	485	$—	2,941,108	$294	$196,689,069	$(187,568,768)	$9,120,595

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	550	$—	49,750	$5	$171,275,836	$(168,533,689)	$2,742,152
Issuance of common stock, pre-funded warrants and warrants in private placement, net of issuance costs	—	—	6,400	1	3,690,972	—	3,690,973
Issuance of Common Stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	86,217	8	2,239,057	—	2,239,065
Exercise of pre-funded warrants into common stock	—	—	66,224	7	383	—	390
Deemed dividend of Series B preferred stock	—	—	—	—	(181,755)	—	(181,755)
Conversion of Series B preferred shares into common stock	(4)	—	4	—	—	—	—
Issuance of common stock from RSU vest	—	—	2,003	—	—	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(148)	—	—	—	—
Stock-based compensation	—	—	—	—	651,020	—	651,020
Net loss	—	—	—	—	—	(8,259,885)	(8,259,885)
Balance, June 30, 2023	546	$—	210,450	$21	$177,675,513	$(176,793,574)	$881,960

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,240,096)	$(8,259,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,610	14,637
Amortization of debt discount	5,847	—
Change in right-of-use assets	37,935	31,334
Stock-based compensation	403,250	651,020
Common stock granted to consultants	1,541,995	—
Common stock issued to financial advisors at acquisition	120,648	—
Series G convertible preferred stock issued to financial advisors at acquisition	3,890,626	—
Deferred taxes	(10,604,640)	—
Changes in assets and liabilities:
Other receivables	—	93,014
Prepaid expenses	690,021	839,094
Lease liabilities	(39,204)	(31,985)
Deposits	(20,500)	6,899
Accounts payable	744,594	871,155
Accrued expenses	(780,637)	159,686
Other liabilities	4,735	17,769
Net cash used in operating activities	(7,197,816)	(5,607,262)

Cash flows from investing activities:
Cash acquired in acquisition of IMGX	88,169	—
Net cash provided by investing activities	88,169	—

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	4,495,526	3,690,973
Proceeds from exercise of warrants, net of issuance costs	—	2,239,455
Proceeds from exercise of pre-funded warrants	45	—
Repayments of note payable	(467,019)	(450,016)
Proceeds from note payable	31,798	—
Net cash provided by financing activities	4,060,350	5,480,412

Net decrease in cash, cash equivalents and restricted cash	(3,049,297)	(126,850)

Cash, cash equivalents and restricted cash, beginning balance	3,733,292	1,384,423
Cash, cash equivalents and restricted cash, ending balance	$683,995	$1,257,573

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,464	$14,165

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$152,331	$—
Fair value of the Series G preferred stock issued in the IMGX acquisition	$57,790,474	$—
Fair value of options assumed in the IMGX acquisition	$1,271,000	$—
Fair value of warrants assumed in the IMGX acquisition	$789,000	$—
Accrued dividends on preferred stock	$(104,202)	$(181,755)

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Note 1 - The Company and Basis of Presentation

The Company

Entero Therapeutics, Inc. (“Entero”) and its wholly-owned subsidiaries, First Wave Bio, Inc. (“FWB”) and ImmunogenX, LLC (“IMGX”), are collectively referred to as the “Company”. The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

In May 2024, the Company changed its name from First Wave Biopharma, Inc. to Entero Therapeutics, Inc.

In March 2024, the Company acquired ImmunogenX, Inc. (“ImmunogenX”) (the Company’s acquisition of ImmunogenX, the “Merger”), a private, clinical-stage biopharmaceutical company founded in 2013, which was developing the biologic, Latiglutenase, for celiac disease. ImmunogenX was also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”).

The Company is seeking avenues to dispose of certain assets and liabilities of IMGX within 12 months of the date of the Merger, including Latiglutenase and CypCel. As of June 30, 2024, these were reclassified as assets and liabilities held for sale and due to the short period of time since the close of the Merger and are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company's operations and financial statements. See Note 3 for additional details regarding the Merger and see Note 4 for additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations.

The Company’s development pipeline consists of gut-restricted GI clinical drug candidates, including the biologic Adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients, and Capeserod, a selective 5-HT4 receptor partial agonist which the Company plans to pursue for GI indications. The Company is exploring strategic alternatives for its Niclosamide program, an oral small molecule with anti-viral and anti-inflammatory properties. All of the Company’s programs are currently on hold due to capital constraints.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Entero and its wholly owned subsidiaries, FWB and IMGX. Intercompany transactions and balances have been eliminated upon consolidation.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On June 30, 2024, the Company had cash and cash equivalents of approximately $0.7 million and an accumulated deficit of approximately $187.6 million. Subsequent to June 30, 2024, the Company raised aggregate gross proceeds of approximately $1.9 million from a July 2024 inducement offering. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Based on its cash on hand at June 30, 2024, together with proceeds from the July 2024 exercise of warrants, the Company anticipates having sufficient cash to fund planned operations into November 2024. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

The Company has been, and is expected to continue to, explore various potential strategies available including but not limited to raising capital, restructuring its indebtedness and identifying and evaluating potential strategic alternatives but there can be no assurance that these efforts will be successful, that the Company will be able to raise necessary capital on acceptable terms, reach agreement with lenders, or that the strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company is evaluating all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that it will make any cash distributions to stockholders. Any failure in these efforts could force the Company to delay, limit or terminate operations, make reductions in its workforce, discontinue research and development programs, liquidate all or a portion of assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Without adequate working capital, the Company may not be able to meet its obligations and continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date these financial statements are issued. If the Company is not able to obtain necessary capital, it may be required to terminate operations, liquidate all or a portion of assets and/or seek bankruptcy protection. As a result, the Company concluded that its plans at this stage do not alleviate substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company has classified approximately $0.02 million as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At June 30, 2024 the Company had approximately $0.7 million in one account in the U.S. which was in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through June 30, 2024 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2024.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At June 30, 2024 and 2023, the Company does not have any significant uncertain tax positions.

Leases

Leases are recorded on the balance sheet as right of use assets and lease obligations. Lease liabilities are recognized based on the present value of the future minimum lease payments over the least term at the commencement date. Leases with a term of 12 months or less at inception are expensed monthly over the lease term. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. The implicit interest rate or the incremental borrowing rate is used in determining the present value of future payments.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses, except for goodwill related to patents. Research and development costs consist principally of compensation of employees and consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, expenses with clinical research organizations (“CROs”), investigative sites, consultants and contractors that conduct or provide other services relating to clinical trials, costs to acquire drug product, drug supply and clinical trial materials from contract development and manufacturing organization (“CDMOs”) and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s licenses and research and development costs related to Adrulipase, Capeserod and Niclosamide. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Research and Development – Intellectual Property Acquired

The Company records intellectual property acquired in business acquisitions that has not reached technological feasibility and which has no alternative future use, as In-Process R&D (“IPR&D”) at the acquisition date. On March 13, 2024, the Company entered into an acquisition agreement with IMGX which included the intellectual property and patents for Latiglutenase and CypCel, which was accounted for as a business acquisition (see Note 3 and Note 4).

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company has not recognized any impairment charges through June 30, 2024 related to IPR&D.

For tax purposes, intangible assets related to IPR&D are considered indefinite-lived intangible assets.

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

Assets Held for Sale and Discontinued Operations

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the condensed consolidated balance sheet. A newly acquired business in a business combination that has met the held for sale criteria should be measured at fair value less costs to sell. This is because the business has been recently acquired and its carrying value has been adjusted to its fair value. Depreciation and amortization of assets cease upon designation as held for sale.

Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes, and represent a strategic business shift having a major effect on the Company’s operations and financial results according to ASC Topic 205, Presentation of Financial Statements.

Additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations are included in Note 4.

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective, will not have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisition

On March 13, 2024, the Company acquired ImmunogenX, Inc., a Delaware corporation, in accordance with the terms of an Agreement and Plan of Merger, dated March 13, 2024 (the “Merger Agreement”), by and among the Company, IMMUNO Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), IMMUNO Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”), and ImmunogenX. Pursuant to the Merger Agreement, First Merger Sub merged with and into ImmunogenX, pursuant to which ImmunogenX was the surviving corporation (the “First Merger”). Immediately following the First Merger, IMGX merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity and a wholly owned subsidiary of the Company (the “Second Merger” and, together with the First Merger, the “IMGX Merger”). Second Merger Sub subsequently changed its name to ImmunogenX, LLC. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Under the terms of the Merger Agreement, following the consummation of the Merger (the “Closing”), in exchange for the outstanding shares of capital stock of ImmunogenX immediately prior to the effective time of the First Merger, the Company issued to the stockholders of ImmunogenX an aggregate of (A) 36,830 shares of Common Stock, and (B) 11,777.418 shares of Series G Preferred Stock, each share of which is convertible into 1,000 shares of Common Stock, upon shareholder approval. Following the closing of the acquisition, the Company had 2,303,135 shares of common stock issued and outstanding.

The Company incurred transaction costs of $5,456,038 which are included in the Company’s condensed consolidated statement of operations.

In addition, the Company assumed (i) all ImmunogenX stock options immediately outstanding prior to the First Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Options”) and (ii) all ImmunogenX warrants immediately outstanding prior to the First Merger, each becoming a warrant to purchase Common Stock subject to adjustment pursuant to the terms of the Merger Agreement (the “Assumed Warrants”). The Assumed Options are exercisable for an aggregate of 200,652 shares of Common Stock, have an exercise price of $0.81 and expire between February 1, 2031 and June 6, 2033. The Assumed Warrants are exercisable for an aggregate of 127,680 shares of Common Stock, have exercise prices ranging from $3.03 to $3.92 and expire between September 30, 2032 and September 6, 2033.

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

Amount
Common stock issued to ImmunogenX stockholders	$240,500
Replacement options	1,271,000
Replacement warrants	789,000
Preferred stock issued to ImmunogenX stockholders	57,790,474
Total consideration paid	$60,090,974

The Company has made a provisional allocation of the purchase price of the Merger to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the Merger:

Assets acquired:
Cash and cash equivalents	$88,169
Prepaid expenses and other current assets	3,131,929
Property and equipment, net	18,963
Intangibles	63,370,000
Operating lease right-of-use assets	4,232
Total assets	$66,613,293
Liabilities assumed:
Accounts payable	916,209
Accrued expenses and other current liabilities	2,131,439
Long term debt	6,397,889
Deferred tax liability	13,760,280
Total liabilities	$23,205,817
Goodwill recorded:
Goodwill	$16,683,498
Net assets acquired	$60,090,974

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

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Asset	Useful Life	Fair Value
Patents	2 years	$140,000
Trade names and trademarks	6 years	230,000
IPR&D – Latiglutenase	Indefinite	54,000,000
IPR&D - CypCel	Indefinite	$9,000,000

Net loss in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2024 includes net losses of IMGX from the date of acquisition to June 30, 2024 of approximately $1.3 million.

The Merger is classified as held for sale as of June 30, 2024. Refer to Note 4 for further information.

Pro forma disclosure for the IMGX acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	Three Months	Six Months
	Ended June 30, 2024	Ended June 30, 2024
Operating expenses	$3,426,108	$12,525,156
Loss before income tax benefit	(3,430,222)	(12,529,695)
Loss from discontinued operations	(1,122,233)	(8,688,955)
Net loss applicable to common shareholders	(8,845,760)	(10,718,212)

Basic and diluted weighted average shares outstanding	2,294,208	2,028,080
Loss per share - basic and diluted	$(3.86)	$(5.28)

Notes 4 – Discontinued Operations and Assets and Liabilities Held for Sale

The Company has initiated a plan to dispose of certain assets and liabilities of IMGX within 12 months of the date of the Merger with IMGX. These were reclassified as assets and liabilities held for sale and due to the short period of time since the close of the Merger, are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company’s operations and financial statements.

The following table summarizes the Company’s loss from discontinued operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$802,470	$—	$923,872	$—
General and administrative expenses	70,012	—	75,216	—
Total operating expenses	872,482	—	999,088	—
Interest expense	(298,480)	—	(364,682)	—
Other income	48,729	—	48,729	—
Loss from discontinued operations	$(1,122,233)	$—	$(1,315,041)	$—

The assets and liabilities associated with discontinued operations consist of the following as of June 30, 2024:

Assets held for sale:
Prepaid expenses and other current assets	$3,131,929
Property and equipment, net	16,180
Goodwill and intangible assets	80,021,900
Total assets held for sale	$83,170,009
Liabilities held for sale:
Accounts payable	$201,031
Accrued expenses and other current liabilities	350,006
Debt	6,403,737
Deferred tax liability	3,155,640
Total liabilities held for sale	$10,110,414

Total assets and liabilities classified as held for sale are presented as current assets and liabilities, respectively, as they are anticipated to be sold within 12 months.

Note 5 - Fair Value Disclosures

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2024 (unaudited):
Money market funds	$12,408	$12,408	$—	$—	$12,408
Note payable	177,563	—	177,563	—	177,563

December 31, 2023:
Money market funds	$12,131	$12,131	$—	$—	$12,131
Note payable	612,784	—	612,784	$—	612,784

At June 30, 2024 and December 31, 2023, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 6 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	June 30,
	2024	December 31,
	(unaudited)	2023
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, equipment and leasehold improvements	87,818	87,818
Less accumulated depreciation	(86,483)	(73,253)
Property, equipment and leasehold improvements, net	$1,335	$14,565

Depreciation expense for the three months ended June 30, 2024 and 2023 was approximately $5,500 and $7,300. Depreciation expense for the six months ended June 30, 2024 and 2023 was approximately $13,000 and $14,600, respectively. Fixed assets held for sale at June 30, 2024 and 2023 in the amount of $16,000 and $0, respectively, are included in assets held for sale. The depreciation expense related to held for sale assets for the year ended June 30, 2024 is classified as part of loss from discontinued operations. No depreciation expense related to held for sale assets was recorded for the year ended June 30, 2023.

Note 7 –Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2023	$1,684,182
Balance on December 31, 2023	1,684,182
Goodwill associated with IMGX acquisition	16,683,498
Goodwill reclassified as held for sale	$(16,683,498)
Balance on June 30, 2024 (unaudited)	$1,684,182

Note 8 – Intangible Assets and In-Process R&D

Intangible assets consist of IPR&D, patents, tradenames and trademarks acquired from ImmunogenX. As of June 30, 2024, Intangible assets have been reclassified as held for sale. Intangible assets and IPR&D activity is as follows:

	Estimated	June 30,
	Useful Life	2024
Patents	2 years	$140,000
Trademarks and trade names	6 years	230,000
Less: accumulated amortization		(31,598)
Intangible assets, net		338,402
In-process R&D		63,000,000
Intangible assets reclassified as held for sale		(63,338,402)
Total intangible assets and in-process R&D, net		$—

Note 9 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2024	December 31,
	(unaudited)	2023
Accrued interest	$1,613,110	$—
Professional fees	187,801	253,577
Consulting fees	5,672	75,972
Payroll and benefits	15,890	495,741
Total accrued expenses	$1,822,473	$825,290

Accrued expenses in the amount of $0.4 million and $0 are reclassified as assets held for sale as of June 30, 2024 and 2023, respectively.

Note 10 – Capital Stock

Common Stock and Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended to date, (the “Charter”) authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 2,941,108 and 1,560,998 shares of its Common Stock issued and outstanding on June 30, 2024 and December 31, 2023, respectively.

The Company had approximately 484.52 and 514.96 shares of Series B preferred stock issued and outstanding on June 30, 2024 and December 31, 2023, respectively.

The Company had 0 shares of Series C, Series D, Series E and Series F preferred stock issued and outstanding on June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 395 shares of Common Stock (which conversion the Company has elected to make in full), and additional Investor Warrants exercisable for up to an aggregate of 395 shares of Common Stock, (ii) holders of approximately 160.62 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $1.5 million had previously elected to exercise their Series B Exchange Rights into 128 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 44 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 44 shares of Common Stock.

Mezzanine Equity

Series G Preferred Stock

The Company had 12,373.226 shares of Series G stock issued and outstanding on June 30, 2024 and 0 on December 31, 2023.

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

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. The Company did not utilize the ATM Agreement during the six months ended June 30, 2024 or the year ended December 31, 2023.

May 2024 Registered Direct Offering

On May 14, 2024, the Company completed a Registered Direct Offering (the “May 2024 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) 275,000 shares of Common Stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 91,000 shares of Common Stock and (iii) common warrants (the “May 2024 Warrants”) to purchase up to an aggregate of 732,000 shares of Common Stock. The public offering price for each share of Common Stock and accompanying May 2024 Warrant to purchase one share of Common Stock was $2.95 per share. The May 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The May 2024 Warrants have an exercise price of $2.70 per share, are exercisable immediately and will expire six years from the initial exercise date.

The Company received gross proceeds of approximately $1.1 million less placement agent’s fees and other offering expenses of approximately $0.2 million.

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

The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $0.4 million.

June 2023 Inducement Offering

On June 13, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “Holders”) of warrants to purchase shares of the Company’s Common Stock (the “Existing Warrants”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase 86,216 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $23.00 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 172,433 shares of the Company’s Common Stock (the “Inducement Warrant Shares”) and a cash payment of $2.50 per Inducement Warrant Share which was paid in full upon the exercise of the Existing Warrants (the “June 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $2.4 million from the exercise of the Existing Warrants by the Holders and the sale of the Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth $150,000 for its services.

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

The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $0.3 million.

Common Stock Issuances

Issuances for the Three Months Ended June 30, 2024

During the three months ended June 30, 2024, the Company issued 275,000 shares of Common Stock under the May 2024 Offering for which the Company received net proceeds of approximately $0.9 million.

During the three months ended June 30, 2024, the Company issued an aggregate of 360,000 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001 (See Note 11).

During the three months ended June 30, 2024, the Company issued an aggregate of 18 shares of Common Stock upon the exchange of an aggregate of 20 shares of Series B Preferred Stock with a stated value of approximately $156,251 plus accrued dividends of approximately $47,659.

During the three months ended June 30, 2024, the Company issued an aggregate of 250,000 shares of its Common Stock to consultants with a grant date fair value of approximately $760,995 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended June 30, 2024, the Company issued an aggregate of 30,882 shares of Common Stock upon the vesting of RSUs (See Note 12).

Issuances for the Six Months Ended June 30, 2024

During the six months ended June 30, 2024, the Company issued 173,100 and 275,000 shares of Common Stock under the March 2024 Offering and May 2024 Offering, respectively, for which the Company received net proceeds of approximately $4.5 million.

During the six months ended June 30, 2024, the Company issued an aggregate of 36,830 shares of Common Stock with a value of $2.3 million in connection with the IMGX acquisition.

During the six months ended June 30, 2024, the Company issued an aggregate of 18,475 shares of Common Stock with a value of $0.1 million to its financial advisors in connection with the IMGX acquisition.

During the six months ended June 30, 2024, the Company issued an aggregate of 443,525 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001 (See Note 11).

During the six months ended June 30, 2024, the Company issued an aggregate of 27 shares of Common Stock upon the exchange of an aggregate of 30 shares of Series B Preferred Stock with a stated value of approximately $234,376 plus accrued dividends of approximately $70,429.

During the six months ended June 30, 2024, the Company issued an aggregate of 350,000 shares of its Common Stock to consultants with a grant date fair value of approximately $1,541,995 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the six months ended June 30, 2024, the Company issued an aggregate of 83,153 shares of Common Stock upon the vesting of RSUs (See Note 12).

Issuances for the Three Months Ended June 30, 2023

During the three months ended June 30, 2023, the Company issued 86,217 shares of Common Stock upon the exercise of an aggregate of 86,217 investor warrants for which the Company received net proceeds of approximately $2.2 million.

During the three months ended June 30, 2023, the Company issued an aggregate of 44,751 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001.

During the three months ended June 30, 2023, the Company issued an aggregate of 2,003 shares of Common Stock upon the vesting of RSUs.

Issuances for the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company issued 6,400 shares of Common Stock under the March 2023 Offering for which the Company received net proceeds of approximately $3.7 million.

During the six months ended June 30, 2023, the Company issued 86,217 shares of Common Stock upon the exercise of an aggregate of 86,217 investor warrants for which the Company received net proceeds of approximately $2.2 million.

During the six months ended June 30, 2023, the Company issued an aggregate of 66,224 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001.

During the six months ended June 30, 2023, the Company issued an aggregate of 4 shares of Common Stock upon the exchange of an aggregate of 4.23 shares of Series B Preferred Stock with a stated value of approximately $32,600 plus accrued dividends of approximately $6,200.

During the six months ended June 30, 2023, the Company issued an aggregate of 2,003 shares of Common Stock upon the vesting of RSUs.

During the six months ended June 30, 2023, the Company cancelled an aggregate of 148 shares of Common Stock in connection with the 1-for-7 reverse stock split on January 18, 2023.

Note 11 – Warrants

Warrant activity for the six months ended June 30, 2024 and 2023 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2024	1,779,780	$19.29	4.99
Issued	1,701,150	3.47	5.26
Assumed from IMGX	127,680	3.48	8.72
Exercised	(443,525)	—	4.93
Warrants outstanding and exercisable on June 30, 2024	3,165,085	$12.85	5.01

Warrants outstanding and exercisable on January 1, 2023	108,797	$383.20	5.50
Issued	319,293	35.80	4.85
Expired	(5)	15,475.80	—
Exercised	(152,441)	13.00	4.94
Warrants outstanding and exercisable on June 30, 2023	275,644	$157.00	4.86

As of June 30, 2024, the outstanding warrants expire from 2024 through 2033.

During the six months ended June 30, 2024, the Company issued warrants to purchase 525,625 shares of the Company’s Common Stock and pre-funded warrants to purchase 352,525 shares of the Company’s Common Stock in connection with the March 2024 Offering. During the six months ended June 30, 2024, the Company issued warrants to purchase 732,000 shares of the Company’s Common Stock and pre-funded warrants to purchase 91,000 shares of the Company’s Common Stock in connection with the May 2024 Offering (See Note 10). Additionally, the Company assumed warrants to purchase 127,680 shares of the Company’s Common Stock in connection with the IMGX acquisition.

During the six months ended June 30, 2023, the Company issued warrants to purchase 102,302 shares of the Company’s Common Stock and pre-funded warrants to purchase 44,751 shares of the Company’s Common Stock in connection with the March 2023 Offering. During the six months ended June 30, 2023, the Company issued warrants to purchase 172,433 shares of the Company’s Common Stock in connection with the June 2023 Inducement Offering.

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

As of June 30, 2024, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 27 are issued and outstanding, and 9 shares are reserved subject to issuance of restricted stock and RSUs.

As of June 30, 2024, there were an aggregate of 350,000 total shares available (but un-issuable) under the IMGX 2021 Plan, of which 200,652 are issued and outstanding.

As of June 30, 2024, 334,078 total shares were authorized under the 2020 Plan, of which 208,763 were issued and outstanding and 125,315 shares were available for potential issuances.

During the six months ended June 30, 2024 and 2023, stock option activity under the 2014 Plan, 2020 Plan, and IMGX 2021 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	426	$6,103.81	8.53	$—
Assumed from ImmunogenX	200,652	0.81	7.31	84,274
Expired	(1)	—	—	—
Outstanding at June 30, 2024	201,077	$13.37	7.31	$84,274
Exercisable at June 30, 2024	201,053	$11.62	7.31	$84,278

Outstanding at January 1, 2023	176	$15,956.72	8.22	$—
Granted	250	74.60	9.91	—
Outstanding at June 30, 2023	426	$7,946.60	8.93	$—
Exercisable at June 30, 2023	264	$11,489.80	8.69	$—

During the six months ended June 30, 2024, the Company assumed fully vested options to purchase 200,652 shares of the Company’s Common Stock issued under the IMGX 2021 Plan. During the six months ended June 30, 2023, the Board approved the grant of options to purchase 250 shares of the Company’s Common Stock pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

For the six months ended June 30, 2024 and 2023, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2024	2023
Contractual term (in years)	7.6	6.5
Expected Volatility	110.35%	98.80%
Risk-free interest rate	4.20%	4.08%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock assumed during the six months ended June 30, 2024 was $6.32. The estimated weighted average fair value of an option to purchase one share of common stock granted during the six months ended and June 30, 2023 was $61.00.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units (“RSUs”) refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of each June 30, 2024 and June 30, 2023, under the 2014 Plan, the Company had 5 shares of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $269,500, which will be recognized when vesting of certain milestones become probable.

During the six months ended June 30, 2024 and June 30, 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2024	52,271	$4.31	9.96
Awarded	150,421	3.57	—
Vested	(83,153)	4.13	—
Non-vested Outstanding at June 30, 2024	119,539	$3.50	0.65

Non-vested Outstanding at January 1, 2023	—	—	—
Awarded	8,012	$124.00	—
Vested	(3,855)	124.00	—
Canceled	(454)	124.00	—
Non-vested Outstanding at June 30, 2023	3,703	$124.00	0.50

During the six months ended June 30, 2024 and June 30, 2023, the Board approved the grant of 150,421 and 8,012 RSUs, respectively. All grants of RSUs were pursuant to the 2020 Plan and typically vest quarterly over a one-year period.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,622	$38,165	$37,694	$76,245
General and administrative	123,772	254,539	352,755	574,775
Total stock-based compensation expense	$126,394	$292,704	$390,449	$651,020

As of June 30, 2024, the Company had unrecognized stock-based compensation expense related to stock options and RSUs of approximately $0.4 million. Approximately $0.3 million of this unrecognized expense will be recognized over the average remaining vesting term of the stock awards of 0.65 years. Approximately $0.1 million of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable. Stock-based compensation related to IMGX for the three and six months ended June 30, 2024 of approximately $13,000 and $5,000, respectively, is included in discontinued operations on the statement of operations.

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

Note 13 – Agreements

License Agreement with Sanofi

On September 13, 2023, the Company entered into a License Agreement with Sanofi, pursuant to which the Company received a license to obtain certain exclusive worldwide rights to develop and commercialize Capeserod, a selective 5-HT4 receptor partial agonist which the Company intends to repurpose and develop for gastrointestinal indications.

The Company paid Sanofi an upfront payment of $0.5 million in October 2023 and Sanofi will be eligible to receive up to $46.0 million in potential development and regulatory milestone payments and up to $235.0 million in potential commercial milestone payments. Sanofi will also be eligible to receive mid-to-high single-digit royalties on net sales, as well as a percentage of sublicense and transfer revenues with respect to Capeserod. Sanofi will also have a right of first refusal with respect to Capeserod out-licensing transactions.

The upfront payment of $0.5 million was recorded as research and development expense in the year ended December 31, 2023. Depending on the status of development at the time a contingent payment is recognized, the Company may determine that the payment should be expensed as research and development or be capitalized as an intangible asset. This determination will be based on the facts and circumstances that exist at the time a contingent payment is recognized.

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

Lease expenses amounted to approximately $47,000 and $35,000 for the three months ended June 30, 2024 and 2023, respectively and $82,000 and $72,000 for the six months ended June 30, 2024 and 2023, respectively.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of June 30, 2024 are:

June 30,
2024
Lease term and discount rate
Weighted-average remaining lease term (years)	2.2
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of June 30, 2024, were as follows:

2024 (remainder of year)	$43,630
2025	88,788
2026	60,593
Total lease payments	193,011
Less imputed interest	(14,544)
Present value of lease liabilities	$178,467

Note 15 – Debt

Debt consists of the following:

		Related		Directors
		party		and Officer’s
	Revolving	promissory		Liability
	line of credit	notes	EIDL loan	Insurance	Total
Principal balance as of January 1, 2024	$—	$—	$—	$612,784	$612,784
Additions	5,359,860	1,000,000	500,000	31,798	6,891,658
Payments	—	—	—	(467,019)	(467,019)
Debt discount	—	—	(456,123)	—	(456,123)
Reclassification to liabilities held for sale	(5,359,860)	(1,000,000)	(43,877)	—	(6,403,737)
Total debt as of June 30, 2024	$—	$—	$—	$177,563	$177,563

Current portion	$—	$—	$—	$177,563	$177,563
Long-term portion, net	$—	$—	$—	$—	$—

Revolving line of credit

In connection with the IMGX acquisition, the Company assumed a revolving line of credit. In October 2022, ImmunogenX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6.0 million, initially maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7.5 million. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include an extended maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024.

As of June 30, 2024, the Revolver and accrued interest has been reclassified to liabilities of disposal group held for sale (see Note 4).

Promissory notes

In connection with the IMGX acquisition, the Company assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of June 30, 2024, the promissory notes and all accrued interest has been reclassified to liabilities of disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, the Company assumed an Economic Injury Disaster Loan (“EIDL”) loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. The Company determined the loan has a fair value as of the assumption date of March 13, 2024 of $38,000, resulting in a discount of $462,000 which is amortized over the remaining life of the loan. All unpaid principal and interest are due at maturity on June 30, 2050. As of June 30, 2024, the EIDL loan and all accrued interest has been reclassified to liabilities of disposal group held for sale.

Directors and Officer’s Liability Insurance

On November 30, 2023, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $0.7 million that bears interest at an annual rate of 7.90%. In June 2024, approximately $32,000 was added to the financing agreement. Monthly payments going forward, including principal and interest, are approximately $0.1 million per month. The balance due under these financing agreements was approximately $0.2 million at June 30, 2024 and $0.6 million at December 31, 2023.

Note 16 – Net Loss per Common Share

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

As of June 30, 2024, basic and diluted weighted average shares outstanding includes pre-funded warrants of 646,900 which had not yet been converted into Common Stock. For the six months ended June 30, 2024 stock options in the amount of 41,424 and warrants in the amount of 2,915,889 were excluded from the calculation of diluted net loss per share as they did not have a dilutive effect.

All shares of Common Stock that may potentially be issued in the future are as follows:

	June 30, 2024	June 30, 2023
	(unaudited)	(unaudited)
Series G convertible preferred stock	12,373,226	—
Common stock warrants	3,165,085	275,644
Stock options	201,077	426
RSUs not yet issued	119,539	3,703
Series B convertible preferred stock (1)	135	157
Restricted stock not yet issued	4	8
Total shares of common stock issuable	15,859,066	279,938
(1)	Series B convertible preferred stock is assumed to be converted at the rate of $32,340 per common share, which is the conversion price as of June 30, 2024.

Note 17 - Employee Benefit Plans

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

Employer contributions under this 401(k) plan amounted to approximately $30,000 and $21,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $67,000 and $47,000 for the six months ended June 30, 2024 and 2023.

Note 18 - Income Taxes

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740 - 270 and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the first half of 2024 and 2023 are neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets generated during the six months ended June 30, 2024 and 2023 is zero.

The Company’s effective income tax rate was approximately 89% and 0% for the six months ended June 30, 2024 and 2023, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the six months ended June 30, 2024 differs from the applicable statutory tax rate primarily due to the impact of the accounting for the IMGX Merger during the period, which resulted in the release of a portion of the valuation allowance that had previously been recorded against the deferred tax assets of the Company, resulting in a $12.3 million income tax benefit for the six months ended June 30, 2024. The change in valuation allowance was determined based on the weight of available evidence as of the present reporting period and accounted for by the Company pursuant to ASC 805 - 740 - 30 - 3 in the Statement of Operations. The Company’s effective tax rate for the six months ended June 30, 2023 differs from the applicable statutory tax rate primarily due to the full valuation allowance recorded against its deferred tax assets during the period.

Note 19 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the items noted below.

July 2024 Inducement Offering

On July 10, 2024, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder (the “Holder”) of warrants to purchase shares of the Company’s common stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase 1,762,674 shares of the Company’s common stock (the “Existing Warrant Shares”), in the aggregate, at a reduced exercised price of $1.09 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 3,525,348 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Inducement Warrants will be exercisable upon the receipt of stockholder approval and may be exercised until the fifth anniversary of the date on which such stockholder approval is obtained. The Company received aggregate gross proceeds of approximately $1.9 million from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth approximately $0.1 million for its services, in addition to reimbursement for certain expenses.

Share Issuances

In July 2024, the Company issued an aggregate of 38,132 shares of Common Stock upon the vesting of RSUs.

In October 2024, the Company issued an aggregate of 12,066 shares of Common Stock upon the vesting of RSUs.

Notice of Default and Suspension of Notice of Default

On August 2, 2024, ImmunogenX received a Notice of Default and Acceleration (the “Notice”) relating to that certain Credit Agreement, dated as of October 3, 2022 (as amended, modified, supplemented or restated from time to time, the “Credit Agreement”) by and among Mattress Liquidators, Inc. (the “Lender”) and ImmunogenX, Inc. The Notice informed ImmunogenX that one or more events of default under the Credit Agreement (the “Event of Defaults”) were existing and continuing. Such outstanding Events of Default include, among others, ImmunogenX suffering an adverse change in its financial condition which would reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

On August 29, 2024, after discussions with the Lender, ImmunogenX received a letter (the “Letter”) from the Lender informing ImmunogenX that at this time, the Lender is suspending the MAE Default. The Letter additionally provided that the Lender’s suspension of the MAE Default is not, and shall not be construed as, a waiver of the MAE Default and the Lender expressly reserves all rights with respect to its enforcement of the MAE Default.

Change in Registrant’s Certifying Accountant

On August 9, 2024, Forvis Mazars, LLP (“Forvis Mazars”) notified the Company that Forvis Mazars had decided to resign as the independent registered public accounting firm of the Company, effective immediately.

On August 28, 2024, the Company’s Audit Committee appointed Machias Gini & O’Connell LLP (“MGO”) to serve as the Company’s independent registered public accounting firm effective August 27, 2024, subject to ratification by the Company’s stockholders at the Company’s annual meeting of stockholders.

Letter of Intent with Data Vault Holdings, Inc.

On September 9, 2024, the Company entered into the Letter of Intent with Data Vault Holdings, Inc. (“DVHI”) for the licensing of certain clinical trial software owned by DVHI and associated intellectual property (the “Assets”). The Letter of Intent contemplates a worldwide exclusive license to the Assets with the right to grant sublicenses, and a right of first refusal for the Company to fully acquire the Assets in exchange for the issuance of $250,000 worth of shares of the Company’s junior convertible preferred stock (the “Preferred Shares”) priced at a price per preferred share equal to 180% of the five (5) trading day Volume-Weighted Average Price (“VWAP”) of the Company’s common stock (the “Common Share Price”), immediately preceding the closing of the Proposed Transaction multiplied by 1,000 (the “Preferred Share Price”), and single digit royalties on net sales (the “Proposed Transaction”). Entry into definitive documentation for the Proposed Transaction will be conditioned upon the Company receiving no less than $0.5 million of strategic investment (the “Strategic Investment”), with a target of ultimately securing up to $3.0 million of strategic investment with the assistance of DVHI. There can be no assurance that the Proposed Transaction will be completed on the terms contemplated in the Letter of Intent or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Entero,” “First Wave,” “AzurRx,” “Company,” “we,” “us,” “our,” or similar references mean Entero Therapeutics, Inc. and its subsidiaries on a consolidated basis. References to “AzurRx SAS” refer to Entero’s former wholly owned subsidiary through which we previously conducted our European operations. References to “FWB” refer to First Wave Bio, Inc. and references to “IMGX” refer to ImmunogenX, Inc., Entero’s wholly-owned subsidiaries. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in this Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

We are engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

Our therapeutic pipeline primarily consists of multiple late-stage clinical programs built around three proprietary technologies – the biologic Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in cystic fibrosis and chronic pancreatitis patients with exocrine pancreatic insufficiency; Capeserod, a selective 5-HT4 receptor partial agonist which we are developing for the treatment of gastroparesis; and Niclosamide, an oral small molecule with anti-inflammatory properties for patients with inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease. We are currently focusing on our Adrulipase and Capeserod programs and are exploring strategic alternatives for our Niclosamide program.

In May 2024, we changed our name from First Wave Biopharma, Inc. to Entero Therapeutics, Inc.

In March 2024, we announced the closing of a merger with ImmunogenX, Inc. (“IMGX”) (the Company’s acquisition of IMGX, the “Merger”), a private, clinical-stage biopharmaceutical company founded in 2013, which is developing the biologic Latiglutenase for the treatment of celiac disease. IMGX is also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”).

We have initiated a plan to dispose of certain assets and liabilities of IMGX, including Latiglutenase and CypCel, within 12 months of the date of the Merger with IMGX. As of June 30, 2024, these were reclassified as assets and liabilities held for sale and due to the short period of time since the close of the Merger, are reported at their fair value less cost to sell. We determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on our operations and financial statements.

In December 2023, we announced that we have entered into a non-binding term sheet to sell our Niclosamide program. The non-binding term sheet includes a low seven-figure upfront payment to us for rights to Niclosamide, as well as economics related to future milestones and royalties. This transaction is not expected to move forward at this time.

Recent Developments

March 2024 Registered Direct Offering

On March 6, 2024, we completed the March 2024 Offering priced at market under Nasdaq rules, for an aggregate of (i) 173,100 shares of Common Stock, (ii) pre-funded warrants to purchase up to an aggregate of 352,525 shares of Common Stock and (iii) common warrants to purchase up to an aggregate of 525,625 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2024 Warrant to purchase one share of Common Stock was $7.61 per share. The March 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The March 2024 Warrants have an exercise price of $7.48 per share, are exercisable immediately and will expire five years from the initial exercise date. We received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $0.4 million. The March 2024 Offering included customary registration rights, for registration under the Securities Act, of the shares underlying the warrants in the March 2024 Offering.

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

July 2024 Inducement Offering

On July 10, 2024, we entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder (the “Holder”) of warrants to purchase shares of our Common Stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase 1,762,674 shares of our Common Stock (the “Existing Warrant Shares”), in the aggregate, at a reduced exercised price of $1.09 per share, in exchange for our agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 3,525,348 shares of our Common Stock (the “Inducement Warrant Shares”). The Inducement Warrants will be exercisable upon the receipt of stockholder approval and may be exercised until the fifth anniversary of the date on which such stockholder approval is obtained. We received aggregate gross proceeds of approximately $1.9 million from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants. We engaged Roth Capital Partners, LLC (“Roth”) to act as our financial advisor in connection with the transactions summarized above and paid Roth approximately $96,000 for its services, in addition to reimbursement for certain expenses.

Nasdaq Continued Listing Requirements

On August 17, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of our common stock on Nasdaq as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholder’s Equity Rule”). In that regard, we reported stockholders’ equity of $881,960 in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35.0 million or net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On April 1, 2024, we received a determination from the Staff that we are back in compliance with the Minium Stockholder’s Equity Rule and that the matter is closed.

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

On August 7, 2024, we notified the Staff of Nasdaq that, as the result of the resignations of two of our directors, we were no longer in compliance with Nasdaq Rule 5605(c)(2) (the “Audit Committee Rule”), which requires a Nasdaq-listed company to have an audit committee of the Board comprised of at least three independent directors meeting the eligibility requirements of the Audit Committee Rule. On August 8, 2024, our Board, having determined that both individuals meet the eligibility requirements of the Audit Committee Rule, appointed Chaitan Khosla and Alastair Riddell to the audit committee of the Board (the “Audit Committee”) to fill the vacancies on the Audit Committee created by the aforementioned resignations. Additionally, the Board appointed the existing Audit Committee member, Edward J. Borkowski, as chair of the Audit Committee. As a result of the appointments, the Audit Committee now has three members, as required by the Audit Committee Rule.

On September 6, 2024, we received a letter from the Staff of Nasdaq indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”. The Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective. We are provided a compliance period of 180 calendar days from the date of the Notice, or until March 5, 2025, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before March 5, 2025, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H), Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance during the compliance period ending March 5, 2025, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency.

Rationalization Activities and Developments

As of December 31, 2023, we had 9 employees, which increased to 15 employees in March 2024 following the IMGX Merger. In connection with certain cost reduction measures we have taken, on July 16, 2024, we reduced our headcount to 11 employees, and Dr. Syage agreed to reduce his annual base salary to $66,560, effective July 1, 2024. On August 1, 2024, in order to further reduce costs and conserve resources, we approved the termination of all non-essential employees and determined to vacate our Boca Raton office.

On August 2, 2024, in connection with the reduction in workforce, the Board approve the termination of (i) the employment agreement with our Chief Executive Officer, James Sapirstein (the “Sapirstein Employment Agreement”), and (ii) the offer letter between us and our President, Jack Syage. In connection with the termination of the Sapirstein Employment Agreement, on August 2, 2024, we entered into a consulting agreement with Mr. Sapirstein (the “Sapirstein Consulting Agreement”), whereby he will continue to serve as our Chief Executive Officer, and pursuant to which Mr. Sapirstein will be paid $400 an hour monthly for services rendered to us. The Sapirstein Consulting Agreement has an initial term of six months, subject to early termination by either party for any reason at any time, and may be extended on a month-to-month basis upon mutual agreement after the expiration of the initial six-month term.

Additionally, on August 2, 2024, as part of the reduction in workforce described above, the Board approved the payout of unused vacation time for all employees accrued through August 1, 2024, including Mr. Sapirstein, Dr. Syage, and our Chief Financial Officer, Sarah Romano. We paid Mr. Sapirstein, Dr. Syage, and Ms. Romano $69,230, $1,920, and $45,590, respectively, to compensate for their unused vacation time accrued through August 1, 2024.

As a result of the rationalization, we have paused development of Latiglutenase, Adrulipase, Niclosamide, Capeserod, and any other non-essential research and development activities. We are exploring strategic alternatives, including a sale or wind-down of the IMGX entity, as well as other potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction, however our board of directors has not yet approved any strategic transactions. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be forced to delay, reduce or terminate our business activities.

Notice of Default and Acceleration

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 14, 2024, we acquired ImmunogenX in a merger transaction, the terms of which included, among other things, our wholly owned subsidiary, IMGX, assuming the debt of ImmunogenX. On August 2, 2024, IMGX received a Notice of Default and Acceleration (the “Notice”) relating to that certain Credit Agreement, dated as of October 3, 2022 (as amended, modified, supplemented or restated from time to time, the “Credit Agreement”) by and among Mattress Liquidators, Inc. (the “Lender”) and ImmunogenX.

The Notice informed IMGX that one or more events of default under the Credit Agreement (“Event of Defaults”) were existing and continuing. Such outstanding Events of Default include, among others, IMGX suffering an adverse change in its financial condition which would reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

The Notice indicated that, as a result of the outstanding Events of Default, pursuant to the terms of Section 8.3 of the Credit Agreement, (a) the outstanding principal balance of the loan made under the Credit Agreement, all interest and fees related thereto, and all other outstanding obligations are accelerated and declared immediately due and payable, and that the Lender demands immediate payment of all obligations, and (b) the Lender is increasing the effective interest rate to the Default Rate (as defined in the Credit Agreement). The Credit Agreement affords IMGX thirty (30) days to cure Events of Default (the “Cure Period”), with a possible extension of an additional thirty (30) days, provided that in no event shall the Cure Period be greater than sixty (60) days in the aggregate. If IMGX is not able to cure the Events of Default within the Cure Period, IMGX may also be deemed to be in default of the stockholder notes ImmunogenX entered into with Jack Syage and Peter Felker as part of the acquisition of ImmunogenX by us (the “Stockholder Notes”), the entry into such notes having been previously disclosed by us on our Current Report on Form 8-K filed with the SEC on March 14, 2024. If IMGX is deemed to have defaulted under the Stockholder Notes, the holders of the Stockholder Notes may, at their option and upon notice to IMGX, declare the outstanding principal of, and all accrued interest on, the Stockholder Notes immediately due and payable.

As of the date of the Notice, the aggregate outstanding obligations under the Credit Agreement were $6,997,583 (comprised of (i) $5,360,000 in respect of outstanding principal, (ii) $1,637,583 of accrued and unpaid interest, and (iii) other, presently unliquidated, amounts for fees and expenses (including legal fees) payable in accordance with the Credit Agreement and related documents). This outstanding amount does not include any additional obligations incurred following the date of the Notice (including additional interest, which shall continue to accrue on the outstanding obligations following the date of the Notice).

As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 3, 2024, on August 29, 2024, after discussions with the Lender, ImmunogenX received a letter (the “Letter”) from the Lender informing ImmunogenX that at this time, the Lender is suspending the MAE Default. The Letter additionally provided that the Lender’s suspension of the MAE Default is not, and shall not be construed as, a waiver of the MAE Default and the Lender expressly reserves all rights with respect to its enforcement of the MAE Default.

Letter of Intent with Data Vault Holdings, Inc.

On September 9, 2024, we entered into the Letter of Intent with Data Vault Holdings, Inc. (“DVHI”) for the licensing of certain clinical trial software owned by DVHI and associated intellectual property (the “Assets”). The Letter of Intent contemplates a worldwide exclusive license to the Assets with the right to grant sublicenses, and a right of first refusal for the Company to fully acquire the Assets in exchange for the issuance of $250,000 of shares of the Company’s junior convertible preferred stock (the “Preferred Shares”) priced at a price per preferred share equal to 180% of the five (5) trading day Volume-Weighted Average Price (“VWAP”) of the Company’s common stock (the “Common Share Price”), immediately preceding the closing of the Proposed Transaction multiplied by 1,000 (the “Preferred Share Price”), and single digit royalties on net sales (the “Proposed Transaction”). Entry into definitive documentation for the Proposed Transaction will be conditioned upon the Company receiving no less than $500,000 of strategic investment (the “Strategic Investment”), with a target of ultimately securing up to $3.0 million of strategic investment with the assistance of DVHI. There can be no assurance that the Proposed Transaction will be completed on the terms contemplated in the Letter of Intent or otherwise.

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

As of June 30, 2024, we had cash and cash equivalents of approximately $0.7 million and had sustained cumulative losses attributable to common stockholders of approximately $187.6 million. Subsequent to June 30, 2024, the Company raised aggregate gross proceeds of approximately $1.9 million from a July 2024 inducement offering. Based on our cash on hand at June 30, 2024, together with proceeds from the July 2024 exercise of warrants, we anticipate having sufficient cash to fund planned operations into November 2024. We believe that we will need to raise substantial additional capital in the near term to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support our working capital needs and business activities. The acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. In order to manage our operating costs, we have reduced headcount and paused development activities, and we are exploring strategic alternatives for the purpose of maximizing value of all of our stakeholders of the Company. We have been, and expect to continue to, explore various potential strategies available to us including but not limited to raising capital, restructuring our indebtedness and identifying and evaluating potential strategic alternatives but there can be no assurance that these efforts will be successful, that we will be able to raise necessary capital on acceptable terms, reach agreement with our lenders, or that the strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We are evaluating all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transactions. However, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that we will make any cash distributions to our stockholders. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our research and development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

We evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As described herein, if we are not able to obtain necessary capital, we may be required to terminate our operations, liquidate all or a portion of our assets and/or seek bankruptcy protection. As a result, management has concluded that its plans at this stage do not alleviate substantial doubt about our ability to continue as a going concern.

Under current Securities and Exchange Commission regulations, because our public float was less than $75.0 million at the relevant measurement period pursuant to General Instruction I.B.6. to Form S-3, the amount we can raise through primary public offerings of securities in any subsequent twelve-month period under our shelf registration statement is limited to an aggregate of one-third of our public float until such time, if any, as our public float is $75.0 million or more. Due to the late filing of our Form 10-Q for the quarter ended June 30, 2024, we are prohibited from registering shares under a Form S-3 for 12 months from the original filing due date, or August 14, 2025.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Debt Obligations

Revolving line of credit

In connection with the IMGX acquisition, we assumed a revolving line of credit. In October 2022, IMGX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6.0 million, maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7.5 million. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include a maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024. As of June 30, 2024, the Revolver and accrued interest has been reclassified to liabilities of the disposal group held for sale.

Promissory notes

In connection with the IMGX acquisition, we assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of June 30, 2024, the promissory notes and all accrued interest has been reclassified to liabilities of the disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, we assumed an EIDL loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. All unpaid principal and interest are due at maturity on June 30, 2050. As of June 30, 2024, the EIDL loan and all accrued interest has been reclassified to liabilities of the disposal group held for sale.

Consolidated Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	June 30,		Increase
	2024	2023	(Decrease)
Operating expenses:
Research and development expenses	$219,591	$1,353,095	$(1,133,504)
General and administrative expenses	3,206,517	2,828,549	377,968
Total operating expenses	3,426,108	4,181,644	(755,536)
Other expenses	4,114	7,588	(3,474)
Loss before income tax expense	$(3,430,222)	$(4,189,232)	$(759,010)
Income tax expense	(4,255,247)	—	4,255,247
Loss from continuing operations	$(7,685,469)	$(4,189,232)	$3,496,237
Loss from discontinued operations	(1,122,233)	—	1,122,233
Net loss	$(8,807,702)	$(4,189,232)	$4,618,470

Research and Development Expense

Research and development expenses include expenses primarily relating to the development of our Adrulipase and Capeserod drug candidates.

Research and development expenses for the three months ended June 30, 2024 totaled approximately $0.2 million, a decrease of approximately $1.1 million, or 84%, over the approximately $1.3 million recorded for the three months ended June 30, 2023.

The approximately $1.1 million decrease in total research and development expenses was primarily attributable to a net decrease of approximately $1.0 million in clinical related expenses primarily due to our Phase 2b Adrulipase SPAN clinical trial which occurred during the three months ended June 30, 2023.

We expect research and development expenses to decrease during the remainder of this fiscal year as we conserve cash.

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

General and administrative expenses for the three months ended June 30, 2024 totaled approximately $3.2 million, an increase of approximately $0.4 million, or 13% over the approximately $2.8 million recorded for the three months ended June 30, 2023.

The approximately $0.4 million increase in total general and administrative expenses was primarily attributable to $0.8 million in share-based compensation for consultants, partially offset by a decrease of $0.3 million in public company costs and investor relations.

We expect general and administrative expenses to decrease during the remainder of this fiscal year as we conserve cash.

Other Expenses

Other expenses for the three months ended June 30, 2024 and 2023 were insignificant.

Income tax expense

Income tax expense for the three months ended June 30, 2024 and 2023 was $4.3 million and $0, respectively. The income tax expense of $4.3 million recorded for the three months ended June 30, 2024 represents an increase in our valuation allowance related to the reclassification of the IMGX in-process research & development (“IPR&D”) assets to held for sale.

Loss from discontinued operations

Loss from discontinued operations for the three months ended June 30, 2024 and 2023 was $1.1 million and $0, respectively. The $1.1M of loss from discontinued operations recorded for the three months ended June 30, 2024 represents expenses related to the disposal group that was classified as held for sale as of June 30, 2024.

Net Loss

As a result of the factors above, our net loss for the three months ended June 30, 2024 totaled approximately $8.8 million, an increase of approximately $4.6 million, or 110%, over the net loss of approximately $4.2 million recorded for the three months ended June 30, 2023.

Consolidated Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended
	June 30,		Increase
	2024	2023	(decrease)
Operating expenses:
Research and development expenses	$675,523	$2,714,778	$(2,039,255)
General and administrative expenses	11,849,633	5,529,291	6,320,342
Total operating expenses	12,525,156	8,244,069	4,281,087
Other expenses	4,539	15,816	(11,277)
Loss before income tax benefit	(12,529,695)	(8,259,885)	4,269,810
Income tax benefit	10,604,640	—	10,604,640
Loss from continuing operations	$(1,925,055)	$(8,259,885)	$(6,334,830)
Loss from discontinued operations	(1,315,041)	—	1,315,041
Net loss	$(3,240,096)	$(8,259,885)	$(5,019,879)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our Adrulipase and Capeserod drug candidates.

Research and development expenses for the six months ended June 30, 2024 totaled approximately $0.7 million, a decrease of approximately $2.0 million, or 75%, over the approximately $2.7 million recorded for the six months ended June 30, 2023.

The decrease in research and development expenses of $2.0 million was primarily attributable to decreases of approximately $2.0 million in clinical related expenses primarily related to our Phase 2b Adrulipase SPAN clinical trial which occurred during the six months ended June 30, 2023.

We expect research and development expenses to decrease during the remainder of this fiscal year as we conserve cash.

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

General and administrative expenses for the six months ended June 30, 2024 totaled approximately $11.8 million, an increase of approximately $6.3 million, or 114% over the approximately $5.5 million recorded for the six months ended June 30, 2023.

The increase in general and administrative expenses of $6.3 million was primarily due to $4.0 million of non-cash expense recorded for financial advisor fees related to the IMGX acquisition, $1.5 million in share-based compensation for consultants, as well as an increase of $0.9 million in legal fees and professional fees related to the IMGX acquisition.

We expect general and administrative expenses to decrease during the remainder of this fiscal year as we conserve cash.

Other Expenses

Other expenses for the six months ended June 30, 2024 and 2023 were insignificant.

Income Tax Benefit

A tax benefit of approximately $10.6 million was recorded in the six months ended June 30, 2024 due to the release of a portion of our valuation allowance in connection with the IMGX Merger of $14.9 million, partially offset by an increase in our valuation allowance of $4.3 million related to the reclassification of the IMGX IPR&D to held for sale.

Loss from discontinued operations

Loss from discontinued operations for the six months ended June 30, 2024 of $1.3 million represents expenses related to the disposal group that was classified as held for sale as of June 30, 2024.

Net Loss

As a result of the factors above, our net loss for the six months ended June 30, 2024 totaled approximately $3.2 million, a decrease of approximately $5.0 million, or 61%, over the approximately $8.3 million net loss recorded for the six months ended June 30, 2023.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(7,197,816)	$(5,607,262)
Investing activities	88,169	—
Financing activities	4,060,350	5,480,412
Net decrease in cash, cash equivalents and restricted cash	$(3,049,297)	$(126,850)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 of approximately $7.2 million was primarily attributable to our non-cash change in deferred tax valuation allowance of $10.6 million and our net loss of $3.2 million, partially offset by other non-cash expenses totaling approximately $6.3 million, mainly related to stock issued to our financial advisors in connection with the IMGX acquisition of $4.0 million, common stock granted to consultants of $1.5 million, and stock-based compensation of $0.4 million, as well as a decrease in prepaid expenses of $0.7 million.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024 of approximately $0.1 million was due to the net cash acquired in the acquisition of IMGX.

Financing Activities

Net cash provided by financing activities of approximately $4.1 million for the six months ended June 30, 2024 was primarily due to net proceeds of approximately $4.5 million from the March 2024 and May 2024 registered direct offerings, partially offset by approximately $0.5 million of cash repayments of the note payable financing for corporate insurances.

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

During the six months ended June 30, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes in or additions to the risk factors included in our Quarterly Report on Form 10-Q for the period ended June 30, 2024 or our Annual Report on Form 10-K for the year ended December 31, 2023.

There is substantial doubt about our ability to continue as a “going concern,” and we will require substantial additional funding to finance our near- and long-term operations. If we are unable to raise additional capital, we have delayed, and could be forced to further delay, reduce or terminate certain of our products or other operations.

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future. As of June 30, 2024, we had cash and cash equivalents of approximately $0.7 million and have sustained cumulative losses attributable to common stockholders of approximately $187.6 million.

Based on our cash on hand at October 21, 2024, we anticipate having sufficient cash to fund planned operations into November 2024. The acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We believe that we will need to raise substantial additional capital in the near term to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support our working capital needs and business activities. In order to manage our operating costs, we have paused development activities for Latiglutenase, Capeserod and Adrulipase, and we are exploring strategic alternatives for Latiglutenase and Niclosamide.

We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. Therefore, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. We are actively working to obtain additional funding. However, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to us on favorable terms, if at all. We believe these conditions may raise substantial doubt about our ability to continue as a going concern. If we are unable to secure additional capital, we may be required to delay or curtail any future development of products, and we may take additional measures to reduce expenses in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. This would negatively impact our business and operations, which would likely cause the price of our Common Stock to decline or ultimately force us to cease our operations.

We have recently rationalized our operations and may further rationalize or terminate our operations if we cannot obtain sufficient capital.

We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be forced to delay, reduce or terminate our business activities.

As of December 31, 2023, we had 9 employees, which increased to 15 employees in March 2024 following the IMGX Merger. In connection with certain cost reduction measures we have taken, on July 16, 2024, we reduced our headcount to 11 employees, and Dr. Syage agreed to reduce his annual base salary to $66,560, effective July 1, 2024. On August 1, 2024, in order to further reduce costs and conserve resources, we approved the termination of all non-essential employees.

On August 2, 2024, in connection with the reduction in workforce, the Board approve the termination of (i) the employment agreement with our Chief Executive Officer, James Sapirstein (the “Sapirstein Employment Agreement”), and (ii) the offer letter between us and our President, Jack Syage. In connection with the termination of the Sapirstein Employment Agreement, on August 2, 2024, we entered into a consulting agreement with Mr. Sapirstein (the “Sapirstein Consulting Agreement”), whereby he will continue to serve as our Chief

Executive Officer, and pursuant to which Mr. Sapirstein will be paid $400 an hour monthly for services rendered to us. The Sapirstein Consulting Agreement has an initial term of six months, is subject to early termination by either party for any reason at any time, and may be extended on a month-to-month basis upon mutual agreement after the expiration of the initial six-month term.

Additionally, on August 2, 2024, as part of the reduction in workforce described above, the Board approved the payout of unused vacation time for all employees accrued through August 1, 2024, including Mr. Sapirstein, Dr. Syage, and our Chief Financial Officer, Sarah Romano. We paid Mr. Sapirstein, Dr. Syage, and Ms. Romano $69,230, $1,920, and $45,590, respectively, to compensate for their unused vacation time accrued through August 1, 2024.

As a result of the rationalization, we have paused research and development activities for our Latiglutenase, Adrulipase and Capeserod product candidates and any other non-essential research and development activities. We are exploring strategic alternatives for Niclosamide and are evaluating all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction, including a potential sale or wind-down of the IMGX assets and liabilities. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that we will make any cash distributions to our stockholders. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our research and development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Due to the significant resources required for the development of our product candidates, we must prioritize development of certain product candidates and/or certain disease indications, and deprioritize others. We may expend our limited resources, as they become available, on candidates or indications that do not yield a successful product and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our goal is to develop a pipeline of product candidates to treat GI and other diseases. Due to the significant resources required for the development of product candidates, we must focus our attention and resources on specific diseases and/or indications and decide which product candidates to pursue and the amount of resources to allocate to each. We intend to focus our resources, as they become available, on the development of our product candidates Adrulipase and Capeserod.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

In a series of transactions during the three months ended June 30, 2024, we issued an aggregate of 250,000 shares of Common Stock to consultants with a grant date fair value of $760,995, or approximately $3.04 per share, for investor relations services provided. Such issuances were each exempt from registration under 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).
4.1	Form of Pre - Funded Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on May 13, 2024).
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on May 13, 2024).
4.3	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024).
10.1	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024).
10.2	Form of Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 - K filed with the SEC on May13, 2024).
10.3	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024).
10.4†

Consulting Agreement, dated August 2, 2024, by and between the Company and James Sapirstein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024).

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

**furnished, not filed, herewith

† Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERO THERAPEUTICS, INC.

By	/s/ James Sapirstein
James Sapirstein
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: October 21, 2024		(Principal Financial and Accounting Officer)