Form 10-Q
period 2024-09-30
Entero Therapeutics, Inc.
filed 2024-11-13
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 4,754,030 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of November 8, 2024.

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with the applicable listing requirements of The Nasdaq Capital Market;
●	our ability to satisfy our existing payment obligations and other payment obligations as they become due, including those related to the acquisition of First Wave Bio, Inc. and merger with ImmunogenX;
●	statements regarding the impact of geopolitical events, including the war in Ukraine and the Middle East, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	the integration and effects of our acquisitions, including the merger with ImmunogenX, and other strategic transactions;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Adrulipase, Capeserod and Niclosamide;
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;
●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and
●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Entero,” the “Company,” “we,” “us,” “our” and similar references are to Entero Therapeutics, Inc. and its subsidiaries on a consolidated basis. References to “FWB” refer to First Wave Bio, Inc. and references to “IMGX” refer to ImmunogenX, LLC, each of which are Entero’s wholly-owned subsidiaries.

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our Annual Report filed on Form 10-K, filed with the SEC on March 29, 2024.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024.

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,
	2024	December 31,
	(unaudited)	2023
ASSETS

Current Assets:
Cash and cash equivalents	$366,788	$3,711,770
Prepaid expenses	305,461	1,244,466
Assets of disposal group held for sale	83,170,009	—
Total Current Assets	83,842,258	4,956,236

Property, equipment, and leasehold improvements, net	—	14,565

Other Assets:
Restricted cash	21,520	21,522
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	144,410	195,440
Deposits	128,250	11,250
Total Other Assets	1,978,362	1,912,394
Total Assets	$85,820,620	$6,883,195

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,214,946	$554,277
Accrued expenses	219,193	825,290
Accrued dividend payable	1,258,450	1,069,616
Note payable	—	612,784
Operating lease liabilities	79,454	67,111
Other current liabilities	—	4,239
Liabilities of disposal group held for sale	11,918,261	—
Total Current Liabilities	15,690,304	3,133,317
Non-current operating lease liabilities	80,213	146,949
Total Liabilities	15,770,517	3,280,266

Mezzanine Equity:
Series G redeemable preferred stock- Par value $0.0001 per share; 13,000 shares designated; 12,373.226 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	61,681,100	—
Total Mezzanine Equity	61,681,100	—

Stockholders’ Equity:
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 4,741,964 and 1,560,998 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	474	156
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 484.52 and 514.96 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	198,518,268	187,931,445
Accumulated deficit	(190,149,739)	(184,328,672)
Total Stockholders’ Equity	8,369,003	3,602,929
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$85,820,620	$6,883,195

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$206,999	$1,011,055	$882,522	$3,725,833
General and administrative expenses	1,685,608	2,422,082	13,535,241	7,951,373
Total operating expenses	1,892,607	3,433,137	14,417,763	11,677,206

Loss from operations	(1,892,607)	(3,433,137)	(14,417,763)	(11,677,206)

Other expenses:
Interest income (expense), net	229	(1,021)	675	(13,108)
Other expense, net	(2,874)	—	(7,859)	(3,729)
Total other expenses	(2,645)	(1,021)	(7,184)	(16,837)

Loss before income tax benefit	$(1,895,252)	$(3,434,158)	$(14,424,947)	$(11,694,043)

Income tax benefit	—	—	10,604,640	—
Net loss from continuing operations	$(1,895,252)	$(3,434,158)	$(3,820,307)	$(11,694,043)

Loss from discontinued operations	(685,719)	—	(2,000,760)	—
Net loss	$(2,580,971)	$(3,434,158)	$(5,821,067)	$(11,694,043)

Preferred stock dividends	(84,632)	(49,292)	(150,776)	(231,047)
Net loss applicable to common shareholders	$(2,665,603)	$(3,483,450)	$(5,971,843)	$(11,925,090)

Weighted average shares outstanding, basic and diluted	4,552,019	378,301	3,005,055	188,175
Loss per share, basic and diluted	$(0.59)	$(9.21)	$(1.99)	$(63.37)
Loss per share from discontinued operations, basic and diluted	$(0.15)	$—	$(0.67)	$—

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2024	12,373	$61,681,100	485	$—	2,941,108	$294	$196,689,069	$(187,568,768)	$9,120,595
Issuance of common stock in connection with the exercise of warrants in the July 2024 Inducement Offering, net of offering costs	—	—	—	—	1,762,674	176	1,730,189	—	1,730,365
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(84,632)	—	(84,632)
Issuance of common stock from RSU vest	—	—	—	—	38,182	4	(4)	—	—
Stock-based compensation	—	—	—	—	—	—	183,646	—	183,646
Net loss	—	—	—	—	—	—	—	(2,580,971)	(2,580,971)
Balance, September 30, 2024	12,373	$61,681,100	485	$—	4,741,964	$474	$198,518,268	$(190,149,739)	$8,369,003

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2023	546	$—	210,450	$21	$177,675,513	$(176,793,574)	$881,960
Issuance of common stock, pre-funded warrants and warrants in July 2023 offering, net of issuance costs	—	—	30,500	3	1,833,924	—	1,833,927
Issuance of common stock in connection with the exercise of warrants in the September 2023 Inducement Offering, net of offering costs	—	—	294,101	29	3,706,742	—	3,706,771
Exercise of pre-funded warrants into Common Stock	—	—	133,750	14	253	—	267
Deemed dividend of Series B preferred stock	—	—	—	—	(49,292)	—	(49,292)
Conversion of Series B preferred shares into common stock	(24)	—	22	—	—	—	—
Common stock issued to consultants	—	—	2,500	—	76,000	—	76,000
Issuance of Common Stock from RSU vest	—	—	1,851	—	—	—	—
Stock-based compensation	—	—	—	—	263,330	—	263,330
Net loss	—	—	—	—	—	(3,434,158)	(3,434,158)
Balance, September 30, 2023	522	$—	673,174	$67	$183,506,470	$(180,227,732)	$3,278,805

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offerings, net of issuance costs	—	—	—	—	448,100	44	4,495,482	—	4,495,526
Issuance of common stock in connection with the exercise of warrants in the July 2024 Inducement Offering, net of offering costs	—	—	—	—	1,762,674	176	1,730,189	—	1,730,365
Issuance of Series G convertible preferred stock upon acquisition of IMGX	11,777	57,790,474	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of IMGX	—	—	—	—	36,830	4	2,300,496	—	2,300,500
Issuance of Series G convertible preferred stock to financial advisors	596	3,890,626	—	—	—	—	—	—	—
Issuance of common stock to financial advisors	—	—	—	—	18,475	2	120,646	—	120,648
Exercise of pre-funded warrants into common stock	—	—	—	—	443,525	45	—	—	45
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(188,834)	—	(188,834)
Conversion of Series B preferred shares into common stock	—	—	(30)	—	27	—	—	—	—
Common stock issued to consultants	—	—	—	—	350,000	35	1,541,960	—	1,541,995
Issuance of common stock from RSU vest	—	—	—	—	121,335	12	(12)	—	—
Stock-based compensation	—	—	—	—	—	—	586,896	—	586,896
Net loss	—	—	—	—	—	—	—	(5,821,067)	(5,821,067)
Balance, September 30, 2024	12,373	$61,681,100	485	$—	4,741,964	$474	$198,518,268	$(190,149,739)	$8,369,003

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	550	$—	49,750	$5	$171,275,836	$(168,533,689)	$2,742,152
Issuance of common stock, pre-funded warrants and warrants in private placement, net of issuance costs	—	—	6,400	1	3,690,972	—	3,690,973
Issuance of Common Stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	86,216	8	2,239,057	—	2,239,065
Issuance of common stock, pre-funded warrants and warrants in July 2023 offering, net of issuance costs	—	—	30,500	3	1,833,924	—	1,833,927
Issuance of common stock in connection with the exercise of warrants in the September 2023 Inducement Offering, net of offering costs	—	—	294,101	29	3,706,742	—	3,706,771
Exercise of pre-funded warrants into common stock	—	—	199,974	21	636	—	657
Deemed dividend of Series B preferred stock	—	—	—	—	(231,047)	—	(231,047)
Conversion of Series B preferred shares into common stock	(28)	—	26	—	—	—	—
Common stock issued to consultants	—	—	2,500	—	76,000	—	76,000
Issuance of common stock from RSU vest	—	—	3,854	—	—	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(147)	—	—	—	—
Stock-based compensation	—	—	—	—	914,350	—	914,350
Net loss	—	—	—	—	—	(11,694,043)	(11,694,043)
Balance, September 30, 2023	522	$—	673,174	$67	$183,506,470	$(180,227,732)	$3,278,805

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,821,067)	$(11,694,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,946	21,955
Amortization of debt discount	5,848	—
Change in right-of-use assets	55,262	47,429
Stock-based compensation	586,896	914,350
Common stock granted to consultants	1,541,995	76,000
Common stock issued to financial advisors at acquisition	120,648	—
Series G convertible preferred stock issued to financial advisors at acquisition	3,890,626	—
Deferred taxes	(10,604,640)	—
Changes in assets and liabilities:
Other receivables	—	93,014
Prepaid expenses	939,005	1,272,558
Lease liabilities	(58,004)	(48,919)
Deposits	(117,000)	6,899
Accounts payable	900,546	(140,749)
Accrued expenses	(531,127)	514,364
Other liabilities	(4,239)	(1,332)
Net cash used in operating activities	(9,046,305)	(8,938,474)

Cash flows from investing activities:
Cash acquired in acquisition of IMGX	88,169	—
Net cash provided by investing activities	88,169	—

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	4,495,526	5,525,010
Proceeds from the issuance of common stock in connection with the exercise of warrants in the July 2024 Inducement Offering, net	1,730,365	—
Proceeds from exercise of warrants, net of issuance costs	—	5,946,383
Proceeds from exercise of pre-funded warrants	45	—
Repayments of note payable	(644,582)	(603,494)
Proceeds from note payable	31,798	—
Net cash provided by financing activities	5,613,152	10,867,899

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,344,984)	1,929,425

Cash, cash equivalents and restricted cash, beginning balance	3,733,292	1,384,423
Cash, cash equivalents and restricted cash, ending balance	$388,308	$3,313,848

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,468	$15,414

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$152,331	$—
Fair value of the Series G preferred stock issued in the IMGX acquisition	$57,790,474	$—
Fair value of options assumed in the IMGX acquisition	$1,271,000	$—
Fair value of warrants assumed in the IMGX acquisition	$789,000	$—
Accrued dividends on preferred stock	$(188,834)	$(231,047)

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

The Company is seeking avenues to dispose of certain assets and liabilities of IMGX within 12 months of the date of the Merger, including Latiglutenase and CypCel. As of September 30, 2024, these were classified as assets and liabilities held for sale and due to the short period of time since the close of the Merger and are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company’s operations and financial statements. See Note 3 for additional details regarding the Merger and see Note 4 for additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations.

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

Worldwide supply chain constraints and economic and capital markets uncertainty arising out of conflicts between Russia and Ukraine and conflicts in the Middle East triggered by attacks on Israel in October of 2023 have disrupted commercial and capital markets and emerged as new barriers to long-term economic recovery. Capital markets uncertainty, with public stock price decreases and volatility, could make it more difficult for us to raise capital when needed.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2024, the Company had cash and cash equivalents of approximately $0.4 million and an accumulated deficit of approximately $190.1 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Based on its cash on hand at September 30, 2024, the Company anticipates having sufficient cash to fund planned operations into December 2024. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

The Company has been, and is expected to continue, exploring various potential strategies available including but not limited to raising capital, restructuring its indebtedness and identifying and evaluating potential strategic alternatives but there can be no assurance that these efforts will be successful, that the Company will be able to raise necessary capital on acceptable terms, reach agreement with lenders, or that the strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company is evaluating all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that it will make any cash distributions to stockholders. Any failure in these efforts could force the Company to delay, limit or terminate operations, make reductions in its workforce, discontinue research and development programs, liquidate all or a portion of assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. All cash and cash equivalent balances were highly liquid at September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company has classified approximately $0.02 million as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At September 30, 2024 the Company had approximately $0.4 million in one account in the U.S. which was in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through September 30, 2024 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2024.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At September 30, 2024 and 2023, the Company does not have any significant uncertain tax positions.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company has not recognized any impairment charges through September 30, 2024 related to IPR&D.

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

Net loss in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024 includes net losses of IMGX from the date of acquisition to September 30, 2024 of approximately $2.0 million, which is classified as discontinued operations.

The Merger is classified as held for sale as of September 30, 2024. Refer to Note 4 for further information.

Pro forma disclosure for the IMGX acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	Three Months	Nine Months
	Ended September 30, 2024	Ended September 30, 2024
Operating expenses	$1,892,607	$14,417,763
Loss before income tax benefit	(1,895,252)	(14,424,947)
Loss from discontinued operations	(685,719)	(9,374,674)
Net loss applicable to common shareholders	(2,665,603)	(13,345,757)

Basic and diluted weighted average shares outstanding	4,552,019	3,005,055
Loss per share - basic and diluted	$(0.59)	$(4.44)

Notes 4 – Discontinued Operations and Assets and Liabilities Held for Sale

The Company has initiated a plan to dispose of certain assets and liabilities of IMGX within 12 months of the date of the Merger with IMGX. These are classified as assets and liabilities held for sale and, due to the short period of time since the close of the Merger, are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company’s operations and financial statements.

The following table summarizes the Company’s loss from discontinued operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	$301,661	$—	$1,225,533	$—
General and administrative expenses	76,971	—	152,187	—
Total operating expenses	378,632	—	1,377,720	—
Interest expense	(305,614)	—	(670,296)	—
Other (expense) income	(1,473)	—	47,256	—
Loss from discontinued operations	$(685,719)	$—	$(2,000,760)	$—

The assets and liabilities associated with discontinued operations consist of the following as of September 30, 2024:

Assets held for sale:
Prepaid expenses and other current assets	$3,131,929
Property and equipment, net	16,180
Goodwill and intangible assets	80,021,900
Total assets held for sale	$83,170,009
Liabilities held for sale:
Accounts payable	$156,086
Accrued expenses and other current liabilities	2,202,798
Debt	6,403,737
Deferred tax liability	3,155,640
Total liabilities held for sale	$11,918,261

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2024 (unaudited):
Money market funds	$12,573	$12,573	$—	$—	$12,573

December 31, 2023:
Money market funds	$12,131	$12,131	$—	$—	$12,131
Note payable	612,784	—	612,784	$—	612,784

At September 30, 2024 and December 31, 2023, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 6 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	September 30,
	2024	December 31,
	(unaudited)	2023
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, equipment and leasehold improvements	87,818	87,818
Less accumulated depreciation	(87,818)	(73,253)
Property, equipment and leasehold improvements, net	$—	$14,565

Depreciation expense for the three months ended September 30, 2024 and 2023 was approximately $1,000 and $7,000. Depreciation expense for the nine months ended September 30, 2024 and 2023 was approximately $15,000 and $22,000, respectively. Fixed assets held for sale at September 30, 2024 and 2023 in the amount of $16,000 and $0, respectively, are included in assets held for sale. Depreciation of assets ceases upon designation as held for sale.

Note 7 –Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2023	$1,684,182
Balance on December 31, 2023	1,684,182
Goodwill associated with IMGX acquisition	16,683,498
Goodwill reclassified as held for sale	$(16,683,498)
Balance on September 30, 2024 (unaudited)	$1,684,182

Note 8 – Intangible Assets and In-Process R&D

Intangible assets consist of IPR&D, patents, tradenames and trademarks acquired from ImmunogenX. As of September 30, 2024, Intangible assets have been reclassified as held for sale. Intangible assets and IPR&D activity is as follows:

	Estimated	September 30,
	Useful Life	2024
Patents	2 years	$140,000
Trademarks and trade names	6 years	230,000
Less: accumulated amortization		(31,598)
Intangible assets, net		338,402
In-process R&D		63,000,000
Intangible assets and in-process R&D reclassified as held for sale		(63,338,402)
Total intangible assets and in-process R&D, net		$—

Note 9 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30,
	2024	December 31,
	(unaudited)	2023
Professional fees	215,531	253,577
Consulting fees	—	75,972
Payroll and benefits	3,662	495,741
Total accrued expenses	$219,193	$825,290

Accrued expenses in the amount of $2.2 million and $0 were reclassified as assets held for sale as of September 30, 2024 and 2023, respectively.

Note 10 – Capital Stock

Common Stock and Preferred Stock

The Company’s amended and restated certificate of incorporation, as amended to date, (the “Charter”) authorizes the issuance of up to 100,000,000 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

The Company had 4,741,964 and 1,560,998 shares of its Common Stock issued and outstanding on September 30, 2024 and December 31, 2023, respectively.

The Company had approximately 484.52 and 514.96 shares of Series B preferred stock issued and outstanding on September 30, 2024 and December 31, 2023, respectively.

The Company had 0 shares of Series C, Series D, Series E and Series F preferred stock issued and outstanding on September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 395 shares of Common Stock (which conversion the Company has elected to make in full), and additional Investor Warrants exercisable for up to an aggregate of 395 shares of Common Stock, (ii) holders of approximately 160.62 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $1.5 million had previously elected to exercise their Series B Exchange Rights into 128 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 44 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 44 shares of Common Stock.

Mezzanine Equity

Series G Preferred Stock

The Company had 12,373.226 and 0 shares of Series G stock issued and outstanding on September 30, 2024 and December 31, 2023, respectively.

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

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. The Company did not utilize the ATM Agreement during the nine months ended September 30, 2024 or the year ended December 31, 2023.

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

September 2023 Inducement Offering

On September 14, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “September 2023 Holders”) of warrants to purchase shares of the Company’s Common Stock (the “September 2023 Existing Warrants”) pursuant to which the September 2023 Holders agreed to exercise for cash their September 2023 Existing Warrants to purchase 294,101 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $8.60 per share, in exchange for the Company’s agreement to issue new warrants (the “September 2023 Inducement Warrants”) on substantially the same terms as the September 2023 Existing Warrants as described below, to purchase up to 588,204 shares of the Company’s Common Stock (the “September 2023 Inducement Warrant Shares”) and a cash payment of $2.50 per September 2023 Inducement Warrant Share which was paid in full upon the exercise of the September 2023 Existing Warrants (the “September 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $4.0 million from the exercise of the September 2023 Existing Warrants by the Holders and the sale of the September 2023 Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth approximately $0.2 million for its services.

July 2023 Offering

On July 21, 2023, the Company completed an offering (the “July 2023 Offering”) for an aggregate of (i) 30,500 shares of Common Stock, (ii) pre-funded warrants (the “July 2023 Pre-Funded Warrants”) to purchase up to an aggregate of 133,750 shares of Common Stock, and (iii) common warrants (the “July 2023 Warrants”) to purchase up to an aggregate of 328,500 shares of Common Stock. The public offering price for each share of Common Stock and accompanying July 2023 Warrant to purchase one share of Common Stock was $12.80 per share. The July 2023 Pre-Funded Warrants have an exercise price of $0.002 per share, are exercisable immediately and will expire when exercised in full. To date, pre-funded warrants have been exercised to purchase 133,750 shares of Common Stock. The July 2023 Warrants have an exercise price of $12.80 per share, are exercisable immediately and will expire five years from the initial exercise date. The Company received gross proceeds of approximately $2.1 million less placement agent’s fees and other offering expenses of approximately $0.3 million.

June 2023 Inducement Offering

On June 13, 2023, the Company entered into warrant exercise inducement offer letters with certain holders (the “Holders”) of warrants to purchase shares of the Company’s Common Stock (the “Existing Warrants”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase 86,216 shares of the Company’s Common Stock, in the aggregate, at a reduced exercised price of $23.00 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 172,433 shares of the Company’s Common Stock (the “Inducement Warrant Shares”) and a cash payment of $2.50 per Inducement Warrant Share which was paid in full upon the exercise of the Existing Warrants (the “June 2023 Inducement Offering”). The Company received aggregate gross proceeds of approximately $2.4 million from the exercise of the Existing Warrants by the Holders and the sale of the Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth approximately $0.2 million for its services.

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

Common Stock Issuances

Issuances for the Three Months Ended September 30, 2024

During the three months ended September 30, 2024, the Company issued 1,762,674 shares of Common Stock under the July 2024 Inducement Offering for which the Company received net proceeds of approximately $1.7 million.

During the three months ended September 30, 2024, the Company issued an aggregate of 38,182 shares of Common Stock upon the vesting of RSUs (See Note 12).

Issuances for the Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, the Company issued 173,100 and 275,000 shares of Common Stock under the March 2024 Offering and May 2024 Offering, respectively, for which the Company received net proceeds of approximately $4.5 million.

During the nine months ended September 30, 2024, the Company issued 1,762,674 shares of Common Stock under the July 2024 Inducement Offering for which the Company received net proceeds of approximately $1.7 million.

During the nine months ended September 30, 2024, the Company issued an aggregate of 36,830 shares of Common Stock with a value of $2.3 million in connection with the IMGX acquisition.

During the nine months ended September 30, 2024, the Company issued an aggregate of 18,475 shares of Common Stock with a value of $0.1 million to its financial advisors in connection with the IMGX acquisition.

During the nine months ended September 30, 2024, the Company issued an aggregate of 443,525 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001 (See Note 11).

During the nine months ended September 30, 2024, the Company issued an aggregate of 27 shares of Common Stock upon the exchange of an aggregate of 30 shares of Series B Preferred Stock with a stated value of approximately $234,376 plus accrued dividends of approximately $70,429.

During the nine months ended September 30, 2024, the Company issued an aggregate of 350,000 shares of its Common Stock to consultants with a grant date fair value of approximately $1,541,995 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2024, the Company issued an aggregate of 121,335 shares of Common Stock upon the vesting of RSUs (See Note 12).

Issuances for the Three Months Ended September 30, 2023

During the three months ended September 30, 2023, the Company issued 30,500 shares of Common Stock under the July 2023 Offering for which the Company received net proceeds of approximately $1.8 million.

During the three months ended September 30, 2023, the Company issued 294,101 shares of Common Stock upon the exercise of an aggregate of 294,101 investor warrants for which the Company received net proceeds of approximately $3.7 million (See Note 11).

During the three months ended September 30, 2023, the Company issued an aggregate of 133,750 shares of Common Stock upon the conversion of pre-funded warrants issued at a par value of $0.0001.

During the three months ended September 30, 2023, the Company issued an aggregate of 22 shares of Common Stock upon the exchange of an aggregate of 24.22 shares of Series B Preferred Stock with a stated value of approximately $186,500 plus accrued dividends of approximately $43,300.

During the three months ended September 30, 2023, the Company issued an aggregate of 2,500 shares of its Common Stock to consultants with a grant date fair value of approximately $76,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the three months ended September 30, 2023, the Company issued an aggregate of 1,851 shares of Common Stock upon the vesting RSUs (See Note 12).

Issuances for the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company issued 6,400 shares of Common Stock under the March 2023 Offering for which the Company received net proceeds of approximately $3.7 million.

During the nine months ended September 30, 2023, the Company issued 86,216 shares of Common Stock upon the exercise of an aggregate of 86,216 investor warrants for which the Company received net proceeds of approximately $2.2 million.

During the nine months ended September 30, 2023, the Company issued 30,500 shares of Common Stock under the July 2023 Offering for which the Company received net proceeds of approximately $1.8 million.

During the nine months ended September 30, 2023, the Company issued 294,101 shares of Common Stock upon the exercise of an aggregate of 294,101 investor warrants for which the Company received net proceeds of approximately $3.7 million.

During the nine months ended September 30, 2023, the Company issued an aggregate of 199,974 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001.

During the nine months ended September 30, 2023, the Company issued an aggregate of 26 shares of Common Stock upon the exchange of an aggregate of 28.45 shares of Series B Preferred Stock with a stated value of approximately $219,000 plus accrued dividends of approximately $49,500.

During the nine months ended September 30, 2023, the Company issued an aggregate of 2,500 shares of its Common Stock to consultants with a grant date fair value of approximately $76,000 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2023, the Company issued an aggregate of 3,854 shares of Common Stock upon the vesting of RSUs.

During the nine months ended September 30, 2023, the Company cancelled an aggregate of 148 shares of Common Stock in connection with the 1-for-7 reverse stock split on January 18, 2023.

Note 11 – Warrants

Warrant activity for the nine months ended September 30, 2024 and 2023 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Outstanding and exercisable on January 1, 2024	1,779,780	$19.29	4.99
Issued	5,226,498	1.87	4.85
Assumed from IMGX	127,680	3.48	8.47
Expired	(3)	52,500.00	—
Exercised	(2,206,199)	3.99	8.58
Warrants outstanding and exercisable on September 30, 2024	4,927,756	$7.21	4.96

Warrants outstanding and exercisable on January 1, 2023	108,797	$383.20	5.50
Issued	1,369,940	14.60	4.59
Expired	(4)	15,475.80	—
Exercised	(580,293)	19.20	4.72
Warrants outstanding and exercisable on September 30, 2023	898,440	$47.60	4.89

As of September 30, 2024, the outstanding warrants expire from 2024 through 2033.

During the nine months ended September 30, 2024, the Company issued warrants to purchase 525,625 shares of the Company’s Common Stock and pre-funded warrants to purchase 352,525 shares of the Company’s Common Stock in connection with the March 2024 Offering, warrants to purchase 732,000 shares of the Company’s Common Stock and pre-funded warrants to purchase 91,000 shares of the Company’s Common Stock in connection with the May 2024 Offering , and warrants to purchase 3,525,348 shares of the Company’s Common Stock in connection with the July Inducement Offering (See Note 10). Additionally, the Company assumed warrants to purchase 127,680 shares of the Company’s Common Stock in connection with the IMGX acquisition.

During the nine months ended September 30, 2024, an investor exercised pre-funded warrants to purchase 443,525 shares of the Company's Common Stock and common stock warrants to purchase 1,762,674 shares of the Company's Common Stock in connection with previous offerings.

During the nine months ended September 30, 2023, the Company issued warrants to purchase 102,302 shares of the Company’s Common Stock and pre-funded warrants to purchase 44,751 shares of the Company’s Common Stock in connection with the March 2023 Offering, warrants to purchase 172,433 shares of the Company’s Common Stock in connection with the June 2023 Inducement Offering, warrants and pre-funded warrants to purchase 462,250 shares of the Company’s Common Stock in connection with the July 2023 Offering, and warrants to purchase 588,204 shares of the Company’s Common Stock in connection with the September 2023 Inducement Offering (See Note 10).

During the nine months ended September 30, 2023, an investor exercised pre-funded warrants to purchase 199,974 shares of the Company's Common Stock and common stock warrants to purchase 380,319 shares of the Company's Common Stock in connection with previous offerings.

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

As of September 30, 2024, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 27 are issued and outstanding, and 9 shares are reserved subject to issuance of restricted stock and RSUs.

As of September 30, 2024, there were an aggregate of 350,000 total shares available (but un-issuable) under the IMGX 2021 Plan, of which 200,652 are issued and outstanding.

As of September 30, 2024, 334,078 total shares were authorized under the 2020 Plan, of which 208,763 were issued and outstanding and 125,315 shares were available for potential issuances.

During the nine months ended September 30, 2024 and 2023, stock option activity under the 2014 Plan, 2020 Plan, and IMGX 2021 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	426	$6,103.81	8.53	$—
Assumed from ImmunogenX	200,652	0.81	7.05	—
Expired	(15)	18,720.80	—	—
Outstanding at September 30, 2024	201,063	$12.01	7.05	$—
Exercisable at September 30, 2024	201,052	$11.74	7.05	$—

Outstanding at January 1, 2023	176	$15,956.72	8.22	$—
Granted	250	74.60	9.40	—
Outstanding at September 30, 2023	426	$7,946.60	8.68	$—
Exercisable at September 30, 2023	331	$9,284.40	8.62	$—

During the nine months ended September 30, 2024, the Company assumed fully vested options to purchase 200,652 shares of the Company’s Common Stock issued under the IMGX 2021 Plan. During the nine months ended September 30, 2023, the Board approved the grant of options to purchase 250 shares of the Company’s Common Stock pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period.

For the nine months ended September 30, 2024 and 2023, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2024	2023
Contractual term (in years)	7.6	6.5
Expected Volatility	110.35%	98.80%
Risk-free interest rate	4.20%	4.08%
Expected Dividend yield	0%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock assumed during the nine months ended September 30, 2024 and 2023 was $6.32 and $61.00, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units (“RSUs”) refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of each September 30, 2024 and September 30, 2023, under the 2014 Plan, the Company had 1 share of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $157,500, which will be recognized when vesting of certain milestones become probable.

During the nine months ended September 30, 2024 and 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2024	52,271	$4.31	9.96
Awarded	150,421	3.57	—
Vested	(133,401)	3.91	—
Cancelled	(52,225)	3.32	—
Non-vested Outstanding at September 30, 2024	17,066	$3.86	0.85

Non-vested Outstanding at January 1, 2023	—	—	—
Awarded	8,012	$124.00	—
Vested	(5,680)	124.00	—
Canceled	(508)	124.00	—
Non-vested Outstanding at September 30, 2023	1,824	$124.00	0.25

During the nine months ended September 30, 2024 and 2023, the Board approved the grant of 150,421 and 8,012 RSUs, respectively. All grants of RSUs were pursuant to the 2020 Plan and typically vest quarterly over a one-year period. During the nine months ended September 30, 2024, 133,401 RSUs vested, of which 12,066 were issued in October 2024. During the nine months ended September 30, 2023, 5,680 RSUs vested, of which 1,826 were issued in October 2023.

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$9,550	$34,847	$60,045	$111,092
General and administrative	174,096	228,483	526,851	803,258
Total stock-based compensation expense	$183,646	$263,330	$586,896	$914,350

As of September 30, 2024, the Company had unrecognized stock-based compensation expense related to stock options and RSUs of approximately $78,000. Approximately $61,000 of this unrecognized expense will be recognized over the average remaining vesting term of the stock awards of 0.85 years. Approximately $17,000 of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones. The Company will recognize the expense related to these milestones when the milestones become probable. Stock-based compensation related to IMGX for the three and nine months ended September 30, 2024 of approximately $6,000 and $19,000, respectively, is included in discontinued operations on the statement of operations.

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

The Company is a party to two real property operating leases for the rental of office space. The Company has office space of 3,472 square feet in Boca Raton, Florida that is used for its corporate headquarters with a term through August 31, 2026. The Company also has office space in Newport Beach, California with a term through April 30, 2025. In November 2024, the Company terminated its lease in Newport Beach, California.

The Company’s leases expire at various dates through 2026. The escalation clauses are indeterminable and considered not material and have been excluded from minimum future annual rental payments.

Lease expenses amounted to approximately $55,000 and $42,000 for the three months ended September 30, 2024 and 2023, respectively and $136,000 and $114,000 for the nine months ended September 30, 2024 and 2023, respectively.

The weighted-average remaining lease term and weighted-average discount rate under operating leases as of September 30, 2024 are:

September 30,
2024
Lease term and discount rate
Weighted-average remaining lease term (years)	1.9
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities as of September 30, 2024, were as follows:

2024 (remainder of year)	$21,815
2025	88,788
2026	60,593
Total lease payments	171,196
Less imputed interest	(11,529)
Present value of lease liabilities	$159,667

Note 15 – Debt

Debt consists of the following:

		Related		Directors
		party		and Officer’s
	Revolving	promissory		Liability
	line of credit	notes	EIDL loan	Insurance	Total
Principal balance as of January 1, 2024	$—	$—	$—	$612,784	$612,784
Additions	5,359,860	1,000,000	500,000	31,798	6,891,658
Payments	—	—	—	(644,582)	(644,582)
Debt discount	—	—	(456,123)	—	(456,123)
Reclassification to liabilities held for sale	(5,359,860)	(1,000,000)	(43,877)	—	(6,403,737)
Total debt as of September 30, 2024	$—	$—	$—	$—	$—

Revolving line of credit

In connection with the IMGX acquisition, the Company assumed a revolving line of credit. In October 2022, ImmunogenX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6.0 million, initially maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7.5 million. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include an extended maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024. As of September 30, 2024, the Revolver and accrued interest has been reclassified to liabilities of disposal group held for sale (see Note 4).

Promissory notes

In connection with the IMGX acquisition, the Company assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of September 30, 2024, the promissory notes and all accrued interest has been reclassified to liabilities of disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, the Company assumed an Economic Injury Disaster Loan (“EIDL”) loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. The Company determined the loan has a fair value as of the assumption date of March 13, 2024 of $38,000, resulting in a discount of $462,000 which is amortized over the remaining life of the loan. All unpaid principal and interest are due at maturity on June 30, 2050. As of September 30, 2024, the EIDL loan and all accrued interest has been reclassified to liabilities of disposal group held for sale.

Directors and Officer’s Liability Insurance

On November 30, 2023, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $0.7 million that bears interest at an annual rate of 7.90%. In June 2024, approximately $32,000 was added to the financing agreement. Monthly payments going forward, including principal and interest, are approximately $0.1 million per month. The balance due under these financing agreements was $0 at September 30, 2024 and $0.6 million at December 31, 2023.

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

For the nine months ended September 30, 2024 stock options in the amount of 201,063 and warrants in the amount of 4,927,756 were excluded from the calculation of diluted net loss per share as they did not have a dilutive effect.

All shares of Common Stock that may potentially be issued in the future are as follows:

	September 30, 2024	September 30, 2023
	(unaudited)	(unaudited)
Series G convertible preferred stock	12,373,226	—
Common stock warrants	4,927,756	898,440
Stock options	201,063	426
RSUs not yet issued	17,066	1,824
Series B convertible preferred stock (1)	135	154
Restricted stock not yet issued	4	8
Total shares of common stock issuable	17,519,250	900,852
(1)	Series B convertible preferred stock is assumed to be converted at the rate of $32,340 per common share, which is the conversion price as of September 30, 2024.

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

Employer contributions under this 401(k) plan amounted to approximately $17,000 and $21,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $84,000 and $68,000 for the nine months ended September 30, 2024 and 2023.

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740 - 270 and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the first half of 2024 and 2023 are neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets generated during the nine months ended September 30, 2024 and 2023 is zero.

The Company’s effective income tax rate was approximately 73% and 0% for the nine months ended September 30, 2024 and 2023, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the nine months ended September 30, 2024 differs from the applicable statutory tax rate primarily due to the impact of the accounting for the IMGX Merger during the period, which resulted in the release of a portion of the valuation allowance that had previously been recorded against the deferred tax assets of the Company, resulting in a $10.6 million income tax benefit for the nine months ended September 30, 2024. The change in valuation allowance was determined based on the weight of available evidence as of the present reporting period and accounted for by the Company pursuant to ASC 805 - 740 - 30 - 3 in the Statement of Operations. The Company’s effective tax rate for the nine months ended September 30, 2023 differs from the applicable statutory tax rate primarily due to the full valuation allowance recorded against its deferred tax assets during the period.

Note 19 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the items noted below.

Binding Term Sheet

In November 2024, the Company entered into a binding term sheet (the “Binding Term Sheet”) with Journey Therapeutics, Inc. (“Journey”), a life sciences company. Pursuant to the Binding Term Sheet, the Company will acquire 100% of the outstanding equity interests of Journey in return for 99% of the Company’s fully-diluted equity (the “Acquisition”). The Acquisition is subject to a number of conditions, including the completion of customary due diligence, negotiation of the definitive agreement, as well as approvals by the Company’s Board and the Company’s stockholders. Such definitive agreement will include a number of customary provisions, including without limitation, representations and warranties of Journey and the Company, restrictive covenants appliable to Journey and the Company and indemnification provisions. The Acquisition is also conditioned upon the completion of an equity financing providing net proceeds of at least $5.0 million, the effectiveness of a Form S-4 Registration Statement with regard to the Acquisition, to be filed with the SEC, and the shares of Common Stock of the combined company being approved for initial listing on Nasdaq.

Lease Termination

In November 2024, the Company terminated its lease in Newport Beach, California.

Share Issuances

In October 2024, the Company issued an aggregate of 12,066 shares of Common Stock upon the vesting of RSUs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Entero,” “First Wave,” “AzurRx,” “Company,” “we,” “us,” “our,” or similar references mean Entero Therapeutics, Inc. and its subsidiaries on a consolidated basis. References to “AzurRx SAS” refer to Entero’s former wholly owned subsidiary through which we previously conducted our European operations. References to “FWB” refer to First Wave Bio, Inc. and references to “IMGX” refer to ImmunogenX, LLC, Entero’s wholly-owned subsidiaries. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

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

We have initiated a plan to dispose of certain assets and liabilities of IMGX, including Latiglutenase and CypCel, within 12 months of the date of the Merger with IMGX. As of September 30, 2024, these were classified as assets and liabilities held for sale and due to the short period of time since the close of the Merger, are reported at their fair value less cost to sell. We determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on our operations and financial statements.

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

On August 7, 2024, we notified the Staff of Nasdaq that, as the result of the resignations of two of our directors, we were no longer in compliance with Nasdaq Rule 5605(c)(2) (the “Audit Committee Rule”), which requires a Nasdaq-listed company to have an audit committee of the Board comprised of at least three independent directors meeting the eligibility requirements of the Audit Committee Rule. On August 8, 2024, our Board, having determined that both individuals meet the eligibility requirements of the Audit Committee Rule, appointed Chaitan Khosla and Alastair Riddell to the audit committee of the Board (the “Audit Committee”) to fill the vacancies on the Audit Committee created by the aforementioned resignations. Additionally, the Board appointed the existing Audit Committee member, Edward J. Borkowski, as chair of the Audit Committee. As a result of the appointments, the Audit Committee once again had three members, as required by the Audit Committee Rule.

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

Rationalization Activities and Developments

As of December 31, 2023, we had 9 employees, which increased to 15 employees in March 2024 following the IMGX Merger. In connection with certain cost reduction measures we have taken, on July 16, 2024, we reduced our headcount to 11 employees, and Dr. Syage agreed to reduce his annual base salary to $66,560, effective July 1, 2024. On August 1, 2024, in order to further reduce costs and conserve resources, we approved the termination of all non-essential employees and are considering vacating the Boca Raton office.

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

Binding Term Sheet

On November 8, 2024, we entered into a binding term sheet (the “Binding Term Sheet”) with Journey Therapeutics, Inc. (“Journey”), a life sciences company. Pursuant to the Binding Term Sheet, we will acquire 100% of the outstanding equity interests of Journey in return for 99% of our fully-diluted equity (the “Acquisition”).

Following the close of the Acquisition, it is anticipated that Henry Ji, M.D., Ph.D., the Chief Executive Officer of Journey, will assume the roles of Chief Executive Officer and Chairman of the Board of Entero. Further, following the close of the Acquisition, the Board will be of a size to be determined jointly by Entero and Journey, with one to two members of the post-closing Board to be designated by Entero.

We anticipate adopting an equity incentive plan (the “Equity Plan”) for up to 15% of the outstanding shares of Common Stock of Entero at the time of the close of the Acquisition. We will also create an employee stock purchase plan for up to 1% of the outstanding shares of Common Stock of Entero at the time of the close of the Acquisition (the “ESPP”). The creation and adoption of the Equity Plan and the ESPP are subject to obtaining requisite Company stockholder, Board and committee approvals.

The Acquisition is subject to a number of conditions, including the completion of customary due diligence, negotiation of the definitive agreement, as well as approvals by our Board and our stockholders. Such definitive agreement will include a number of customary provisions, including without limitation, representations and warranties of Journey and Entero, restrictive covenants appliable to Journey and Entero and indemnification provisions. The Acquisition is also conditioned upon the completion of an equity financing providing net proceeds of at least $5.0 million, the effectiveness of a Form S-4 Registration Statement with regard to the Acquisition, to be filed with the SEC, and the shares of Common Stock of the combined company being approved for initial listing on Nasdaq.

Under the Binding Term Sheet, Journey and Entero are subject to an exclusivity period that is a minimum of 30 days, and such exclusivity shall continue after the 30-day period until a party delivers a notice of termination of exclusivity (the “Exclusivity Period”). During the Exclusivity Period, both parties are restricted from soliciting, negotiating or entering into any agreements with third parties for the sale of their respective businesses or material assets.

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

As of September 30, 2024, we had cash and cash equivalents of approximately $0.4 million and had sustained cumulative losses attributable to common stockholders of approximately $190.1 million. Based on our cash on hand at September 30, 2024, we anticipate having sufficient cash to fund planned operations into December 2024. We believe that we will need to raise substantial additional capital in the near term to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support our working capital needs and business activities. The acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. In order to manage our operating costs, we have reduced headcount and paused development activities, and we are exploring strategic alternatives for the purpose of maximizing value of all of our stakeholders of the Company. We have been, and expect to continue to, explore various potential strategies available to us, including but not limited to raising capital, restructuring our indebtedness and identifying and evaluating potential strategic alternatives but there can be no assurance that these efforts will be successful, that we will be able to raise necessary capital on acceptable terms, reach agreement with our lenders, or that the strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We are evaluating all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transactions. As discussed above, in November 2024, we entered into a binding term sheet with Journey Therapeutics, Inc. pursuant to which we will acquire 100% of the outstanding equity interests of Journey in return for 99% of our fully-diluted equity, subject to a number of conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments. However, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that we will make any cash distributions to our stockholders. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our research and development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

Debt Obligations

Revolving line of credit

In connection with the IMGX acquisition, we assumed a revolving line of credit. In October 2022, IMGX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6.0 million, maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7.5 million. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include a maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024. As of September 30, 2024, the Revolver and accrued interest has been reclassified to liabilities of the disposal group held for sale.

Promissory notes

In connection with the IMGX acquisition, we assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of September 30, 2024, the promissory notes and all accrued interest has been reclassified to liabilities of the disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, we assumed an EIDL loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. All unpaid principal and interest are due at maturity on June 30, 2050. As of September 30, 2024, the EIDL loan and all accrued interest has been reclassified to liabilities of the disposal group held for sale.

Consolidated Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,		Increase
	2024	2023	(Decrease)
Operating expenses:
Research and development expenses	$206,999	$1,011,055	$(804,056)
General and administrative expenses	1,685,608	2,422,082	(736,474)
Total operating expenses	1,892,607	3,433,137	(1,540,530)
Other expenses	2,645	1,021	1,624
Loss from continuing operations	$(1,895,252)	$(3,434,158)	$(1,538,906)
Loss from discontinued operations	(685,719)	—	685,719
Net loss	$(2,580,971)	$(3,434,158)	$(853,187)

Research and Development Expense

Research and development expenses include expenses primarily relating to the development of our Adrulipase and Capeserod drug candidates.

Research and development expenses for the three months ended September 30, 2024 totaled approximately $0.2 million, a decrease of approximately $0.8 million, or 80%, over the approximately $1.0 million recorded for the three months ended September 30, 2023.

The approximately $0.8 million decrease in total research and development expenses was primarily attributable to a decrease of $0.5 million related to the September 2023 up-front payment to Sanofi per the executed license agreement for Capeserod, as well as a $0.2 million decrease in clinical trial related expenses and a $0.1 million decrease in personnel costs.

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

General and administrative expenses for the three months ended September 30, 2024 totaled approximately $1.7 million, a decrease of approximately $0.7 million, or 30% over the approximately $2.4 million recorded for the three months ended September 30, 2023.

The approximately $0.7 million decrease in total general and administrative expenses was primarily attributable to a decrease of $0.5 million in public company costs and investor relations and $0.1 million in share-based compensation.

We expect general and administrative expenses to decrease during the remainder of this fiscal year as we conserve cash.

Other Expenses

Other expenses for the three months ended September 30, 2024 and 2023 were insignificant.

Loss from discontinued operations

Loss from discontinued operations for the three months ended September 30, 2024 of $0.7 million represents expenses related to the disposal group that was classified as held for sale as of September 30, 2024.

Net Loss

As a result of the factors above, our net loss for the three months ended September 30, 2024 totaled approximately $2.6 million, a decrease of approximately $0.9 million, or 25%, over the net loss of approximately $3.4 million recorded for the three months ended September 30, 2023.

Consolidated Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended
	September 30,		Increase
	2024	2023	(decrease)
Operating expenses:
Research and development expenses	$882,522	$3,725,833	$(2,843,311)
General and administrative expenses	13,535,241	7,951,373	5,583,868
Total operating expenses	14,417,763	11,677,206	2,740,557
Other expenses	7,184	16,837	(9,653)
Loss before income tax benefit	(14,424,947)	(11,694,043)	2,730,904
Income tax benefit	10,604,640	—	10,604,640
Loss from continuing operations	$(3,820,307)	$(11,694,043)	$(7,873,736)
Loss from discontinued operations	(2,000,760)	—	2,000,760
Net loss	$(5,821,067)	$(11,694,043)	$(5,872,976)

Research and Development Expenses

Research and development expenses include expenses primarily relating to the development of our Adrulipase and Capeserod drug candidates.

Research and development expenses for the nine months ended September 30, 2024 totaled approximately $0.9 million, a decrease of approximately $2.8 million, or 76%, over the approximately $3.7 million recorded for the nine months ended September 30, 2023.

The decrease in research and development expenses of $2.8 million was primarily attributable to decreases of approximately $2.0 million in clinical related expenses primarily related to our Phase 2b Adrulipase SPAN clinical trial which occurred during the nine months ended September 30, 2023 and a decrease of $0.5 million related to the September 2023 up-front payment due to Sanofi per the executed license agreement for Capeserod.

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

General and administrative expenses for the nine months ended September 30, 2024 totaled approximately $13.5 million, an increase of approximately $5.6 million, or 70% over the approximately $7.9 million recorded for the nine months ended September 30, 2023.

The increase in general and administrative expenses of $5.6 million was primarily due to $4.0 million of non-cash expense recorded for financial advisor fees related to the IMGX acquisition, $1.5 million in share-based compensation for consultants, and an increase of $0.9 million in legal fees and professional fees related to the IMGX acquisition. The increase was partially offset by a decrease of $0.5 million in public company costs and investor relations.

We expect general and administrative expenses to decrease during the remainder of this fiscal year as we conserve cash.

Other Expenses

Other expenses for the nine months ended September 30, 2024 and 2023 were insignificant.

Income Tax Benefit

A tax benefit of approximately $10.6 million was recorded in the nine months ended September 30, 2024 due to the release of a portion of our valuation allowance in connection with the IMGX Merger of $14.9 million, partially offset by an increase in our valuation allowance of $4.3 million related to the reclassification of the IMGX IPR&D to held for sale.

Loss from discontinued operations

Loss from discontinued operations for the nine months ended September 30, 2024 of $2.0 million represents expenses related to the disposal group that was classified as held for sale as of September 30, 2024.

Net Loss

As a result of the factors above, our net loss for the nine months ended September 30, 2024 totaled approximately $5.8 million, a decrease of approximately $5.9 million, or 50%, over the approximately $11.7 million net loss recorded for the nine months ended September 30, 2023.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(9,046,305)	$(8,938,474)
Investing activities	88,169	—
Financing activities	5,613,152	10,867,899
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,344,984)	$1,929,425

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 of approximately $9.0 million was primarily attributable to our non-cash change in deferred tax valuation allowance of $10.6 million and our net loss of $5.8 million, partially offset by other non-cash expenses totaling approximately $7.4 million, mainly related to stock issued to our financial advisors in connection with the IMGX acquisition of $4.0 million, common stock granted to consultants of $1.5 million, and stock-based compensation of $0.6 million, as well as a decrease in prepaid expenses of $0.9 million.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2024 of approximately $0.1 million was due to the net cash acquired in the acquisition of IMGX.

Financing Activities

Net cash provided by financing activities of approximately $5.6 million for the nine months ended September 30, 2024 was primarily due to net proceeds of approximately $4.5 million from the March 2024 and May 2024 registered direct offerings and $1.7 million from the July Inducement offering, partially offset by approximately $0.6 million of cash repayments of the note payable financing for corporate insurances.

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

During the nine months ended September 30, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes in or additions to the risk factors included in our Quarterly Report on Form 10-Q for the period ended September 30, 2024 or our Annual Report on Form 10-K for the year ended December 31, 2023.

There is substantial doubt about our ability to continue as a “going concern,” and we will require substantial additional funding to finance our near- and long-term operations. If we are unable to raise additional capital, we have delayed, and could be forced to further delay, reduce or terminate certain of our products or other operations.

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future. As of September 30, 2024, we had cash and cash equivalents of approximately $0.4 million and have sustained cumulative losses attributable to common stockholders of approximately $190.1 million.

Based on our cash on hand at November 13, 2024, we anticipate having sufficient cash to fund planned operations into December 2024. The acceleration or reduction of cash outflows by management can significantly impact the timing for the need to raise additional capital to complete development of our products. We believe that we will need to raise substantial additional capital in the near term to fund our continuing operations, satisfy existing and future obligations and liabilities, and otherwise support our working capital needs and business activities. In order to manage our operating costs, we have paused development activities for Latiglutenase, Capeserod and Adrulipase, and we are exploring strategic alternatives for Latiglutenase and Niclosamide.

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

As a result of the rationalization, we have paused research and development activities for our Latiglutenase, Adrulipase and Capeserod product candidates and any other non-essential research and development activities and have paused or terminated third party service arrangements related thereto. We are exploring strategic alternatives for Niclosamide and are evaluating all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction, including a potential sale or wind-down of the IMGX assets and liabilities. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that we will make any cash distributions to our stockholders. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our research and development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 21, 2024).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).
4.1	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024).
10.1	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024).
10.2†

Consulting Agreement, dated August 2, 2024, by and between the Company and James Sapirstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024).

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

ENTERO THERAPEUTICS, INC.

By	/s/ James Sapirstein
James Sapirstein
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Sarah Romano
Sarah Romano
Chief Financial Officer
Date: November 13, 2024		(Principal Financial and Accounting Officer)