Form 10-K
period 2024-12-31
Entero Therapeutics, Inc.
filed 2025-04-01
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the The Nasdaq Capital Market on such date, was approximately $3.6 million.

There were 4,765,729 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of April 1, 2025.

ENTERO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2024

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market;
●	our ability to satisfy our existing payment obligations and other payment obligations as they become due, including those related to the acquisition of First Wave Bio, Inc.
●	statements regarding the impact of geopolitical events, including the war in Ukraine and the Middle East, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	our ability to consummate our disposal of our IMGX subsidiary and related liabilities;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Adrulipase;
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;
●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

-ii-

●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and
●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” of this Annual Report.

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

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Entero,” the “Company,” “we,” “us,” “our” and similar references are to Entero Therapeutics, Inc. and its subsidiaries on a consolidated basis. References to “FWB” refer to First Wave Bio, Inc., Entero’s wholly-owned subsidiary, and references to “IMGX” refer to ImmunogenX, LLC (formerly ImmunogenX, Inc.), which has been Entero’s wholly-owned subsidiary since March 13, 2024.

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

We are currently focused on developing the biologic Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in cystic fibrosis and chronic pancreatitis patients with exocrine pancreatic insufficiency. Our prior programs consisted of Latiglutenase, a targeted oral biotherapeutic for celiac disease designed to breakdown gluten into non-immunogenic peptides; Capeserod, a selective 5-HT4 receptor partial agonist which was being developed as a gastroparesis therapeutic; and Niclosamide, an oral small molecule with anti-inflammatory properties for patients with inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease. We have determined to discontinue the Latiglutenase, Capeserod and Niclosamide programs.

In March 2024, we announced the closing of a merger with ImmunogenX, Inc. (“IMGX”) (the Company’s acquisition of IMGX, the “Merger”), a private, clinical-stage biopharmaceutical company founded in 2013, which is developing the biologic Latiglutenase for the treatment of celiac disease. As a result of the Merger, IMGX became a limited liability company and our wholly owned subsidiary.  As consideration for the Merger we issued the former shareholders of IMGX (A) 36,830 shares of Common Stock of the Company and (B) 11,777.418 shares of Series G Preferred Stock. In addition, we assumed (i) all ImmunogenX stock options immediately outstanding prior to the Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the merger agreement (the “Assumed Options”) and (ii) all ImmunogenX warrants immediately outstanding prior to the Merger, each becoming a warrant to purchase Common Stock subject to adjustment pursuant to the terms of the merger agreement (the “Assumed Warrants”). The Assumed Options are exercisable for an aggregate of 200,652 shares of Common Stock, have an exercise price of $0.81 and expire between February 1, 2031 and June 6, 2033. The Assumed Warrants are exercisable for an aggregate of 127,682 shares of Common Stock, have exercise prices ranging from $3.02 to $3.92 and expire between September 30, 2032 and September 6, 2033.

IMGX is developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”). We have initiated a plan to dispose of certain assets and liabilities of IMGX, including Latiglutenase and CypCel. As of December 31, 2024, these were classified as assets and liabilities held for sale and due to the short period of time since the close of the Merger, are reported at their fair value less cost to sell. We determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on our operations and financial statements.

In March 2025, we announced that we entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”). Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding membership interests (the “Membership Interests”) of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants, and (iv) provide for such additional agreements as are set forth in the Rescission Agreement.  Also as set forth in the Rescission Agreement, following the closing, the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt.  The Company expects that the closing of the Rescission Agreement will occur on or prior to June 30, 2025, subject to satisfaction of all conditions for closing, including obtaining shareholder approval by the Company for the transfer of the Membership Interests to the IMGX Shareholders. After the transactions contemplated by the Rescission Agreement have been consummated, IMGX will no longer be a subsidiary of the Company, and the Company will no longer be holding any interest in IMGX.

On February 26, 2025, we gave notice to terminate our license agreement with Sanofi for the development of Capeserod, a selective 5-HT4 receptor partial agonist. We anticipate that this termination will be effective in April 2025. We may terminate the license agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. No payments are due.

In November 2024, we announced a binding term sheet, subject to several closing conditions, for a reverse merger transaction with Journey Therapeutics, Inc. We do not anticipate that this transaction will move forward.

In September 2024, we announced a binding letter of intent with Data Vault Holdings, Inc. (“Data Vault”), a privately held technology holding company, to exclusively license two technology product suites owned by Data Vault. We do not anticipate that this transaction will move forward.

In December 2023, we announced that we had entered into a non-binding term sheet to sell our Niclosamide program. This transaction is not expected to move forward.

Our Product Candidates

Our Adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In July 2023, we announced topline results from our Phase 2b monotherapy bridging study using a new enteric microgranule formulation of Adrulipase. Although the primary efficacy endpoint was not achieved, data from the study indicated that the enhanced Adrulipase formulation was safe, well tolerated and demonstrated an improvement over prior formulations of Adrulipase. We are planning to move this program forward in 2025.

Our Latiglutenase program was focused on the development of an orally administered, minimally-absorbed, biologic for improving multiple gluten-induced symptoms and consequent quality of life (“QOL”) due to inadvertent gluten consumption in patients with celiac disease (“CeD”) by breaking down the gluten into non-immunogenic peptides. We are no longer working on this program and have initiated a plan for its disposition.

Our Capeserod program was in-licensed from Sanofi in September 2023. Sanofi conducted Phase 1 and Phase 2 Central Nervous System (“CNS”) trials with over 600 patients. In Sanofi’s CNS trials, Capeserod appeared safe and well-tolerated. Research on Capeserod and subsequent artificial intelligence (“AI”) empowered analyses suggest that the drug possesses a unique mechanism of action that is applicable to several GI indications underserved by currently available therapeutics. We are no longer working on this program and have notified Sanofi on February 26, 2025 of our termination of the license agreement. We may terminate the license agreement with Sanofi by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. On February 26, 2025, we provided notice to Sanofi to terminate the license agreement. No payments are due to Sanofi and the Company expects the termination to be effective in April 2025.

Our Niclosamide programs leveraged proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications. In 2022 we advanced four separate Phase 2 clinical programs of our Niclosamide formulations, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”), FW ICI AC for Immune Checkpoint Inhibitor associated colitis (“ICI AC”), and FW CD for Crohn’s disease. We are no longer actively pursuing these programs.

Our primary drug candidate and clinical program is described below.

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

Following FDA review of the IND amendment, we initiated the Phase 2b pilot monotherapy trial during the first quarter of 2023 and received topline data in the third quarter of 2023. Although the primary efficacy endpoint was not achieved, data from the study indicated that the enhanced Adrulipase formulation was safe, well tolerated and demonstrated an improvement over prior formulations of Adrulipase. We are planning to move this program forward in 2025 including with the intent to initiate a Ph2b clinical trial in the second half of 2025.

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

Recent Developments

Rescission Agreement with ImmunogenX On March 24 2025, we entered into the Rescission Agreement, by and among the Company, IMGX, and IMGX Shareholders.

Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding Membership Interests of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants; and (iv) provide for such additional agreements as are set forth therein.

Pursuant to the terms of the Rescission Agreement (i) each Shareholder agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, as set forth in the Rescission Agreement, (ii) each Shareholder agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the Assumed Options and Assumed Warrants as set forth in the Rescission Agreement, including any Common Stock into which such Assumed Options and Assumed Warrants are not or ever have been converted or are convertible, (iii) the Company agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the Membership Interests of IMGX, and (iv) the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt.

In addition, under the terms of the Rescission Agreement, the Company shall have no obligation and will released from any and all obligations with respect to the assets or business of IMGX incurred after the Closing Date, as defined in the Rescission Agreement, or prior to the Closing Date, except as provided in the Rescission Agreement, unless approved in writing by the Company.

The obligations of each party to the Rescission Agreement to consummate the transactions contemplated by the Rescission Agreement are subject to the fulfillment, at or prior to the Closing, as defined in the Rescission Agreement, of each of the conditions set forth in the Rescission Agreement, and among others, that (i) the Company shall have obtained approval of its shareholders for the transfer of the Membership Interests to the Shareholders, and the other consents, authorizations or approvals from the parties as set forth in the Rescission Agreement to consummate the transactions contemplated by this Agreement, (ii) the Shareholders shall have delivered a mutually satisfactory voting agreement agreeing to, including other things, vote the Shares held by them in favor of the transactions contemplated by the Rescission Agreement, and (iii) the Company shall have received a resignation letter from Jack Syage resigning from all positions with the Company.

The Rescission Agreement may be terminated and the transactions contemplated thereby may be abandoned by the Company or the Shareholder Representative, as defined in the Rescission Agreement, if the transactions contemplated thereby shall not have been consummated by June 30, 2025, unless the Company and Shareholder Representative shall have consented to a subsequent date.

The foregoing description of the Rescission Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated by reference to this Report as Exhibit [2.3].

License Agreement with Sanofi

On February 26, 2025, we gave notice to terminate our license agreement with Sanofi for the development of Capeserod, a selective 5-HT4 receptor partial agonist. We anticipate that this termination will be effective in April 2025. We may terminate the license agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. No payments are due to Sanofi.

Revolving Loan Agreement

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. The Company shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $550,000 to the Company on January 31, 2025.

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue daily commencing on January 31, 2025 until paid in full. The outstanding principal balance of all outstanding loans under the Financing, all accrued and unpaid interest and all other amounts, costs, expenses and/or liquidated damages are due in full on January 31, 2026. The Revolving Loan Agreement contains customary events of default. If an event of default occurs, the Lender may accelerate the indebtedness under the Revolving Loan Agreement, and an amount equal to 120% of the of the outstanding principal amount and accrued and unpaid interest plus liquidated damages and other amounts, costs, expenses and/or liquidated damages due under or in respect of the Loan Documents (as defined under the Revolving Loan Agreement) for the Financing, if any.

The Revolving Loan Agreement provides that it is a condition of the closing of the Financing that not less than three of the current members of our Board of Directors resign and that three nominees designated by the Lender (“Lender Board Member Candidates”) be appointed to the Board of Directors by the remaining members of the Board of Directors. The Revolving Loan Agreement also provides that we will use our reasonable best efforts to consummate an underwritten or “best efforts” public offering of not less than $5,000,000 by us of our Common Stock and/or any convertible security or warrant, option or other right to subscribe for or purchase any additional shares of our Common Stock (“Qualified Public Equity Offering”) as soon as practicable, and the Lender shall cooperate with us in connection therewith. If, despite the reasonable best efforts of the Borrower, (x) a registration statement with respect to securities to be offered in a Qualified Public Equity Offering (the “QPEO S-1”) is not filed within 45 days following the initial Closing Date, or (y) a Qualified Public Equity Offering is not consummated within the earlier of (A) 120 days from the initial filing of the QPEO S-1 and (B) 30 days of a QPEO S-1 being declared effective by the SEC, then the Lender Board Member Candidates shall, upon the written request of the remaining members of the Board of Directors, resign from all of their respective positions on the Board of Directors.

Binding Term Sheet with Journey Therapeutics, Inc.

On November 8, 2024, we entered into a binding term sheet (the “Binding Term Sheet”) with Journey Therapeutics, Inc. (“Journey”), a life sciences company. Under the Binding Term Sheet, Journey and Entero were subject to an exclusivity period that was a minimum of 30 days. (the “Exclusivity Period”). We will not be moving forward with the acquisition.

Letter of Intent with Data Vault Holdings, Inc.

On September 9, 2024, we entered into the Letter of Intent with Data Vault Holdings, Inc. (“DVHI”) for the licensing of certain clinical trial software owned by DVHI and associated intellectual property (the “Assets”). The Letter of Intent contemplates a worldwide exclusive license to the Assets with the right to grant sublicenses, and a right of first refusal for the Company to fully acquire the Assets in exchange for the issuance of $250,000 of shares of the Company’s junior convertible preferred stock (the “Preferred Shares”) priced at a price per preferred share equal to 180% of the five (5) trading day Volume-Weighted Average Price (“VWAP”) of the Company’s Common Stock (the “Common Share Price”), immediately preceding the closing of the Proposed Transaction multiplied by 1,000 (the “Preferred Share Price”), and single digit royalties on net sales (the “Proposed Transaction”). Entry into definitive documentation for the Proposed Transaction will be conditioned upon the Company receiving no less than $500,000 of strategic investment (the “Strategic Investment”), with a target of ultimately securing up to $3.0 million of strategic investment with the assistance of DVHI. There can be no assurance that the Proposed Transaction will be completed on the terms contemplated in the Letter of Intent or otherwise. We do not anticipate that this transaction will move forward.

Nasdaq Listing Compliance

We received a letter on September 6, 2024 from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 days, or until March 5, 2025, to regain compliance with the minimum bid price requirement.

On March 6, 2025, we received a letter from Nasdaq advising that we had been granted a 180-day extension, or until September 1, 2025, to regain compliance with the minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). If at any time prior to September 1, 2025, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will regain compliance with the minimum bid price requirement.

The extension notice has no immediate effect on the listing of our Common Stock on The Nasdaq Capital Market and does not affect our reporting requirements with the Securities and Exchange Commission. If we do not regain compliance with the minimum bid price requirement during the additional 180-day extension, Nasdaq will provide written notification that our Common Stock will be delisted. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. There can be no assurance that we will regain compliance with the minimum bid price requirement during the additional 180-day compliance period ending September 1, 2025 or maintain compliance with any other Nasdaq listing requirement. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement.

On January 7, 2025, we received a written notice from the Listing Qualifications department of Nasdaq indicating that were not in compliance with Nasdaq Listing Rule 5620(a), due to us not holding an annual meeting of stockholders in 2024 within one year of our 2023 fiscal year end. On February 21, 2025, we submitted a plan to regain compliance. On March 3, 2025, Nasdaq informed us that it has determined to grant us an extension until June 30, 2025 to regain compliance for continued listing.

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

Effective October 26, 2022, the AzurRx SAS subsidiary was dissolved.

On March 13, 2024, we completed a merger with ImmunogenX, Inc.,  where according to the merger plan following the First Merger, ImmunogenX, Inc. merged with and into Second Merger Sub, pursuant to which Second Merger Sub became ImmunogenX, LLC, a Delaware limited liability company, the surviving entity and a wholly owned subsidiary of the Company.

In May 2024, we changed our name from First Wave Biopharma, Inc. to Entero Therapeutics, Inc.

On March 24, 2025, we entered into a Rescission Agreement with IMGX and the IMGX Shareholders. After the Rescission Agreement will Closed, IMGX will no longer be a subsidiary of the Company, and the Company will no longer be holding any interest in IMGX.

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

In addition, PCT International application was filed in 2021 directed to our proprietary formulation of Adrulipase that has been filed in the United States and certain foreign countries. Any patents issuing from these filings will have an expected expiration in 2041.

PCT International applications were filed in 2022 and nationalized in certain foreign countries outside of the U.S to stable lipase formulations and methods of treatment. Any patents issuing from these filings will have an expected expiration in 2042. These patents are not pending in the U.S.

PCT International Application was filed in 2023 directed to Adrulipase formulations. Any patents issuing from this filing will have an expected expiration in 2043.

We also expect to receive 12-year biologic exclusivity in the United States under the Affordable Care Act and 10-year data exclusivity in the European Union for Adrulipase.

Niclosamide

Our FW-ICI-AC, FW-UP, FW-UC and FW-CD Niclosamide programs are protected by patent filings that include the following:

●US10,912,746; US10,905,666; US10,292,951; US10,772,854; US10,744,103; US10,799,468; US10,849,867; and related continuation applications as well as corresponding worldwide patent filings all entitled “Methods and Compositions for Treating Conditions Associated with an Abnormal Inflammatory Process.” The expiration date of the issued patents is September 1, 2036; and

Our FW-COV Niclosamide programs are protected by patent filings that include the following:

●US10,980,756 and US11,564,896 and corresponding continuation applications directed to the use of Niclosamide for the treatment of COVID 19 gastrointestinal infections. The expiration of the issued patents is March 31, 2040.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. To date, our internal research and development efforts have been conducted in France. We expect to conduct late-stage development work, including clinical trials for Adrulipase in both the United States and Europe, as North America is our principal target market for our product candidates that we may successfully develop.

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

Expedited Review and Accelerated Approval Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval, regenerative medicine advanced therapy and priority review, that are intended to expedite the development and approval of new drugs and biologics that address unmet medical needs in the treatment of serious or life-threatening diseases and conditions. To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-

threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA may review sections of the NDA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Employees

As of December 31, 2024, we had 2 full-time employees.

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

Our Internet address is www.enterothera.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) will be made available free of charge on www.enterothera.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.RISK FACTORS

We are subject to various risks that could have a material adverse effect on our business, our financial condition and our results of operations. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Annual Report as well as in other communications.

Summary of Risk Factors

●	Our current dependency on external funding for our operations raises a substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.
●	Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product candidate development programs, testing efforts or other operations, including.
●	Future financings may dilute then existing shareholders’ percentage ownership of our company.
●	If we do not consummate the transactions contemplated by the Rescission Agreement, we will remain responsible for approximately $9,278,400 of secured debt, and our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our ability to implement our business plan as currently contemplated, and also adversely affect our financial condition, results of operations, cash flow and liquidity. Defaults under this debt could result in a substantial loss of our assets. We may also be required to settle conversion of our Series G Preferred Stock in cash.
●	We do not expect to consummate certain previously disclosed transactions.
●	We are a clinical stage biopharmaceutical company and have a limited operating history upon which to base an investment decision.
●	We will face intense competition and may not be able to compete successfully.
●	We may incur substantial product liability or indemnification claims relating to the use of our product candidates.
●	Geopolitical risks associated with Russia’s invasion of Ukraine and Israel’s war with Hamas could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

●	Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.
●	Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
●	Any product candidates we advance into and through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	We currently have no commercial organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a sales and marketing partner, we may not successfully commercialize any of our product candidates.
●	If we breach our license or other intellectual property-related agreements for our product candidates or otherwise experience disruptions to our business relationships with our licensor, we could lose the ability to continue the development and commercialization of our product candidates.
●	Our success will depend upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and we may be unable to protect our intellectual property.

We have never paid and do not intend to pay cash dividends on our Common Stock. As a result, capital appreciation, if any, will be your sole source of gain.

Risks Related to Our Business, Financial Position and Capital Requirements

Our current dependency on external funding for our operations raises a substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

The accompanying consolidated financial statements have been prepared as if we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2024, we had cash and cash equivalents of approximately $0.2 million, and an accumulated deficit of approximately $202.4 million. We have incurred recurring losses, have experienced recurring negative operating cash flows, and require significant cash resources to execute our business plans. Subsequent to December 31, 2024, we closed on a revolving loan agreement in the principal amount of $2.0 million. Based on cash on hand at December 31, 2024 and the available loan proceeds and assuming successful financing efforts, which we cannot guarantee, we anticipate having sufficient cash to fund planned operations through September 2025. Historically, our major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. We are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations.

We have been, and are expected to continue, exploring various potential strategies available including but not limited to raising capital, restructuring our indebtedness and identifying and evaluating potential strategic alternatives but there can be no assurance that these efforts will be successful, that the Company will be able to raise necessary capital on acceptable terms, reach agreement with lenders, or that the strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We are evaluating all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that it will make any cash distributions to stockholders. Any failure in these efforts could force us to delay, limit or terminate operations, make reductions in our workforce, discontinue research and development programs, liquidate all or a portion of assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Without adequate working capital, we may not be able to meet our obligations and continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern one year from the date these financial statements are issued. If the Company is not able to obtain necessary capital, we may be required to terminate operations, liquidate all or a portion of assets and/or seek bankruptcy protection. As a result, we have concluded that our plans at this stage do not alleviate substantial doubt about the ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.

Effective January 31, 2025, we entered into the Revolving Loan Agreement. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000. Out of the principal amount, the Lender disbursed an initial loan amount of $550,000 to the Company on January 31, 2025.

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue daily commencing on January 31, 2025 until paid in full. The outstanding principal balance, all accrued and unpaid interest and all other amounts, costs, expenses and/or liquidated damages are due in full on January 31, 2026. The Revolving Loan Agreement contains customary events of default. If an event of default occurs, the Lender may accelerate the indebtedness under the Revolving Loan Agreement, and an amount equal to 120% of the of the outstanding principal amount and accrued and unpaid interest plus liquidated damages and other amounts, costs, expenses and/or liquidated damages due.

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

We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including costs required to advance Adrulipase, as well as factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from its day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Additional offerings in the future may dilute then existing stockholders’ percentage ownership of our Company.

Given our plans and expectations that we will need additional capital, in the near future we may need to issue additional Common Stock or securities convertible or exercisable for Common Stock, including convertible preferred shares, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then existing stockholders. Additionally, sales by existing stockholders of a large number of our Common Stock in the public market could also affect the market price of our Common Stock.

We do not expect to consummate certain previously disclosed proposed transactions.

On December 27, 2023, we announced that we entered a non-binding term sheet to sell our Niclosamide program. This transaction is not expected to move forward. Development on the Niclosamide program is currently on hold due to capital constraints and we will continue to explore options to out license or sell this program. There can be no assurance that any such out-licenses or sales will be consummated on terms favorable to us or at all. Additionally, if we fail to consummate such out-licenses or sales, such failure could result in fluctuations to the market price of our Common Stock and may have a material adverse impact on our financial condition and results of operations.

If we do not consummate the transactions contemplated by the Rescission Agreement, we will remain responsible for approximately $9,278,400 of secured debt, and our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our ability to implement our business plan as currently contemplated, and also adversely affect our financial condition, results of operations, cash flow and liquidity.  Defaults under this debt could result in a substantial loss of our assets.  We may also be required to settle conversion of our Series G Preferred Stock in cash.

The Company expects that the closing of the Rescission Agreement will occur on or prior to June 30, 2025, subject to satisfaction of all conditions for closing, including obtaining shareholder approval by the Company for the transfer of the Membership Interests to the Shareholders. We cannot guarantee that the closing will occur by June 30, 2025 or at all.  If the transactions contemplated by the Rescission Agreement are not consummated, we will remain responsible for an aggregate of approximately $9,278,400 of secured debt owed to Mattress Liquidators, Inc., our director Jack Syage, and to Peter Felker.  If we are not able to repay or refinance our debt as it becomes due, we will not be able to implement our business plan as currently contemplated and may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity on terms that may be onerous or highly dilutive, if we can obtain it at all. If we raise equity through the issuance of preferred stock, the terms of the preferred stock may give the holders rights, preferences and privileges senior to those of holders of our Common Stock, particularly in the event of liquidation. Our ability to arrange financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain financing or refinancing on terms acceptable to us or at all.  If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

These borrowings are secured by substantially all of the assets of IMGX and the patents and trademarks owned by IMGX. If an event of default under any of such agreements could enable the lenders or creditors thereunder to declare all borrowings outstanding on such debt, together with accrued and unpaid interest and fees, to be due and payable. The lenders could also elect to foreclose on our assets securing such debt. In such an event, the Company may not be able to refinance or repay all of its indebtedness, have sufficient liquidity to meet operating and capital expenditure requirements, or hold the necessary intellectual property rights to conduct its business. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

Further, if the transactions contemplated by the Recission Agreement are not consummated, 11,777.418 shares of our Series G Preferred Stock will remain outstanding.  The holders of our outstanding shares of Series G Preferred Stock are entitled to elect to have such shares of Series G Preferred Stock redeemed for cash at a price per share equal to the then-current fair value of the Series G Preferred Stock, as described in the Certificate of Designation of Preferences, Rights and Limitations of the Series G Non-Voting Preferred Stock.   Unless we operate profitably, our ability to redeem the Series G Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. If we do have sufficient “surplus” to effect any requested redemption of the Series G Preferred Stock, our available cash will be negatively impacted. In addition, such reduction in our available cash could decrease the trading price of our Common Stock.

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

Our operations to date have been limited to organizing and staffing, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development, manufacturing and clinical trials of Adrulipase, Niclosamide, Capeserod and Latiglutenase. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to complete development of or commercialize Adrulipase or any other product candidates and the advisability of investing in our securities.

We have incurred significant losses and negative cash flows from our operations since inception. As of December 31, 2024, we had accumulated deficit of approximately $202.4 million and negative working capital of approximately $4.3 million. Based on our historical and anticipated rate of cash expenditures, we do not anticipate our existing working capital will be sufficient to sustain our business through the commercialization of our product candidates. Therefore, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. We are actively working to obtain additional funding. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity and/or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our Common Stock to decline or ultimately force us to cease our operations.

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

We face an inherent risk of product liability exposure based on the use of Adrulipase in human clinical trials, or, if obtained, following marketing approval and commercialization. Claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. Although we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to the testing and use of our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

As of December 31, 2024, we had 2 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, research and development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

The disruptions to the global economy in 2020 and into 2024 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

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

We have no products approved for sale. Adrulipase is in the early stages of clinical development. Our product candidates will require substantial capital expenditures, development, testing, and regulatory clearances prior to commercialization. The development and regulatory approval process take several years, and it is not likely that any such products, even if successfully developed and approved by the FDA or any comparable foreign regulatory authority, would be commercially available for a significant period of time. Many promising drug candidates fail at some stage of their clinical development. Accordingly, even if we are able to obtain the requisite financing to fund our development programs, we cannot assure you that our product candidates will be successfully developed, receive required regulatory approvals and successfully commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates, could result in the failure of our business and a loss of all of your investment in our company.

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

Unacceptable adverse events caused by Adrulipase in clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale. We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

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

If we elect or are forced to suspend or terminate a clinical trial for Adrulipase, the commercial prospects for that product candidate will be harmed and our ability to generate product revenue from that product candidate may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these product candidates either by us or by our collaboration partners.

The approval processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are unable to obtain approval for our product candidates from applicable regulatory authorities, we will not be able to market and sell those product candidates in those countries or regions and our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. We have not submitted an NDA or similar filing or obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

The time and expense of the approval process, as well as the unpredictability of clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, Adrulipase, or future product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve Adrulipase for fewer or more limited indications than we request, may not approve the prices we may propose to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing circumstances could materially harm the commercial prospects for Adrulipase.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any.

Results of current and future clinical trials of Adrulipase could reveal a high and/or unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

Additionally, if Adrulipase receive marketing approval, and we or others later identify undesirable side effects caused by our products, a number of potentially significant negative consequences could result, including:

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

We are a clinical-stage biopharmaceutical company and have yet to begin to generate revenue from Adrulipase. Our product candidate is in an early stage of clinical development, and, if we obtain marketing approval for any of products in the future, which we anticipate would not occur for several years, if at all.

We may never gain significant market acceptance for our product candidates and therefore may never generate substantial revenue or profits for us. We will need to establish a market for any of our product candidates that receive regulatory approval through physician education, sales and marketing efforts, awareness programs and the publication of clinical data. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from our studies. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals could limit the adoption of Adrulipase. Our ability to successfully market our product candidates that we may develop will depend on numerous factors, including:

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

From time to time, we may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to Adrulipase and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These relationships also may result in a delay in the development of Adrulipase if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. We rely completely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on third parties to produce commercial supplies of our product candidates, and our dependence on third party suppliers could adversely impact our business.

We rely completely on third parties to manufacture our preclinical and clinical pharmaceutical supplies and expect to continue to rely on third parties to produce commercial supplies of any approved product candidate, and our dependence on third party suppliers could adversely impact our business.

We rely on third parties to manufacture our product candidates.

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

We are completely dependent on these third parties for product supply and our Adrulipase development program would be adversely affected by a significant interruption in our ability to receive such materials. We have not yet entered into long-term manufacturing or supply agreements with any third parties. Furthermore, our third-party suppliers will be required to obtain and maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable regulatory authorities in other jurisdictions to confirm such compliance. In the event that the FDA or such other authorities determine that our third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we are able to obtain appropriate replacement material. Any delay, interruption or other issues that arise in the manufacture, packaging, or storage of our products as a result of a failure of the facilities or operations of our third-party suppliers to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products.

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

We intend to rely on our ability to obtain and maintain a regulatory period of market exclusivity for any of our product candidates, including Adrulipase, that are successfully developed and approved for commercialization. Although this period in the United States is currently 12 years from the date of marketing approval, reductions to this period have been proposed. This exclusivity period in Europe is currently 10 years from the date of marketing approval by the EMA. Once any regulatory period of exclusivity expires, depending on the status of our patent coverage and the nature of the product, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our products, which would materially adversely affect us.

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

We intend to develop a pipeline of product candidates to treat GI and other diseases. Due to the significant resources required for the development of product candidates, we must focus our attention and resources on specific diseases and/or indications and decide which product candidates to pursue and the amount of resources to allocate to each. We are currently focusing our resources on the development of our product candidate, Adrulipase.

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

We are dependent on our management team and clinical development personnel and our success will depend on their continued service, as well as our ability to attract and retain highly qualified personnel. In particular, the continued employment of our senior management team, which includes Richard Paolone, our Chief Executive Officer and Anna Skowron, our Interim Chief Financial Officer, is critical to our success. The market for the services of qualified personnel in the biotechnology and pharmaceutical industries are highly competitive. The loss of service of any member of our senior management team or key personnel could prevent, impair or delay the implementation of our business plan, the successful conduct and completion of our planned clinical trials and the commercialization of any product candidates that we may successfully develop. We do not carry key man insurance for any member of our senior management team.

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

The potential pricing and reimbursement environment for Adrulipase, and any future drug products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities. Members of the government have made public statements in favor of, and may take steps to implement, various regulatory changes that could negatively impact the pharmaceutical industry, including the Company. Those potential changes include some related to personnel and policy changes at the FDA and other government agencies and programs. For example, HHS could undergo changes that could make it more difficult for the FDA to grant regulatory approvals for drugs. Additionally, if the FDA drug user fee programs were eliminated, that could cause significant delays to facility inspections and approvals of new products. It is too early for us to assess which, if any, of the policy changes that have been publicly referenced would be implemented, and we cannot predict what additional future changes in the health care industry in general, or the pharmaceutical industry in particular, will occur; however, any changes could have a material adverse effect on our business, cash flows, results of operations, financial condition and prospects.

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

Our success will depend, in large part, on obtaining and maintaining patent protection and trade secret protection for Adrulipase, and its formulations and uses, as well as successfully defending these patents against third-party challenges. If we or our licensors fail to appropriately prosecute and maintain patent protection for our product candidates, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	patent applications may not result in any patents being issued or any issued patents may not be of sufficient scope to cover our products;

●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;
●	our competitors, many of which have substantially greater resources than we or our partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products;
●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns;
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop, and market competing products;
●	others may allege ownership of our patents or patent applications or those of our licensors, and defense of such allegation or potential proceeding could be expensive, time consuming and unsuccessful; and
●	we may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

In addition to patents, we and our partners also rely on trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or come upon this same or similar information independently. We may become subject to claims that we or consultants, advisors or independent contractors that we may engage or have engaged to assist us in developing Adrulipase, Niclosamide, Capeserod and Latiglutenase have wrongfully or inadvertently disclosed to us or used trade secrets or other proprietary information of their former employers or their other clients.

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

Our success depends on obtaining and maintaining proprietary rights to our product candidates for the treatment of age-related diseases, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain patent protection for our product candidates is uncertain due to a number of factors, including:

●	we may not have been the first to make the inventions covered by pending patent applications or issued patent;
●	we may not have been the first to file patent applications for our product candidates or the compositions we developed or for their uses;
●	others may independently develop identical, similar or alternative products or compositions and uses thereof;
●	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
●	any or all of our pending patent applications may not result in issued patents;
●	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
●	any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;
●	our compositions and methods may not be patentable;
●	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;
●	others may identify prior art or other bases which could invalidate our patents.

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

On September 13, 2023, we entered into a license agreement with Sanofi (the “Sanofi License Agreement”), pursuant to which we received a license to obtain certain exclusive worldwide rights to develop and commercialize Capeserod, a selective 5-HT4 receptor partial agonist which we intend to repurpose and develop for gastrointestinal indications. Our license may not cover all intellectual property rights owned or controlled by our licensor and relevant to our product candidates. If we have not obtained a license to all intellectual property rights owned or controlled by our licensor that are relevant to our product candidates, we may need to obtain additional licenses to such intellectual property rights which may not be available on an exclusive basis, on commercially reasonable terms or at all. In addition, if our licensor breaches such agreement, we may not be able to enforce such agreements against our licensor or their parent entity or affiliates. Under the Sanofi License Agreement, in exchange for licensing to us the right to develop and commercialize the applicable product candidate, Sanofi will be eligible to receive from us milestone payments, tiered royalties from commercial sales of such product candidates, assuming relevant approvals from government authorities are obtained, or other payments. On February 26, 2025, we notified Sanofi of our intent to terminate this license, which we anticipate will be effective in April 2025. We may terminate the Sanofi License Agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. No payments are due to Sanofi.

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

On August 17, 2023, we received notice from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that we were not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing of the Common Stock on Nasdaq, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). In that regard, we reported a stockholders’ deficit of $(881,960) in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 (we did not then, and do not now, meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years). On October 2, 2023, we submitted a plan to the Staff to regain compliance with the Minimum Stockholders’ Equity Rule. On November 13, 2023, we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2023, reporting total stockholders’ equity of $3,278,805 as of September 30, 2023.

As we have previously reported, on August 24, 2023, we received a notice (the “Minimum Bid Price Notice”) from the Staff indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). We were provided a compliance period of 180 calendar days from the date of the Notice, or until February 20, 2024, to regain compliance with the minimum bid price rule, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before February 20, 2024, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(G) to 20 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. On January 4, 2024, we received notice from Nasdaq Listing Qualifications stating that the Staff had determined that for the prior eleven consecutive business days, from December 18, 2023, to January 3, 2024, the closing bid price of our Common Stock had been at $1.00 per share or greater, and accordingly, we had regained compliance with the Bid Price Rule.

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

We received a letter on September 6, 2024 from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 days, or until March 5, 2025, to regain compliance with the minimum bid price requirement.

On March 6, 2025, we received a letter from Nasdaq advising that we had been granted a 180-day extension, or until September 1, 2025, to regain compliance with the minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). If at any time prior to September 1, 2025, the bid price of the our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will regain compliance with the minimum bid price requirement.

The extension notice has no immediate effect on the listing of our Common Stock on The Nasdaq Capital Market and does not affect our reporting requirements with the Securities and Exchange Commission. If we do not regain compliance with the minimum bid price requirement during the additional 180-day extension, Nasdaq will provide written notification that our Common Stock will be delisted. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. There can be no assurance that we will regain compliance with the minimum bid price requirement during the additional 180-day compliance period ending September 1, 2025 or maintain compliance with any other Nasdaq listing requirement. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement.

On January 7, 2025, we received a written notice from the Listing Qualifications department of Nasdaq indicating that were not in compliance with Nasdaq Listing Rule 5620(a), due to us not holding an annual meeting of stockholders in 2024 within one year of our 2023 fiscal year end. On February 21, 2025, we submitted a plan to regain compliance. On March 3, 2025, Nasdaq informed us that it has determined to grant us an extension until June 30, 2025 to regain compliance for continued listing.

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

As of April 1, 2025, we have approximately 475.56 shares of Series B Preferred Stock outstanding with a stated value of $7,700 per share, which are currently convertible at the holder’s option at any time, together with any accrued but unpaid dividends thereon, into shares of Common Stock at a conversion price of $32,340, subject to certain adjustments.

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

As of April 1, 2025, we also have 12,373.226 shares of Series G Preferred Stock outstanding, each share of which is convertible into 1,000 shares of Common Stock, upon shareholder approval. In consideration for the Merger, we issued 11,777.418 shares of Series G Preferred Stock to the shareholders of IMGX. Upon consummation of the transactions contemplated in the Rescission Agreement, these shares of Series G Preferred Stock will be cancelled. In addition, in connection with the Merger, we issued 595.808 shares of Series G Preferred Stock to a financial advisor and these shares of Series G Preferred Stock are expected to be exchanged for Common Stock.

As to our Series G Preferred Shares, following shareholder approval of the conversion of the Series G Preferred Stock into Common Stock, if any, in accordance with the listing rules of the Nasdaq Stock Market, each share of Series G Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain limitations, including that a holder of Series G Preferred Stock is prohibited from converting shares of Series G Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. Except as otherwise required by law, the Series G Preferred Stock does not have voting rights. We do not plan to seek such shareholder approval.  However, as long as any shares of Series G Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series G Preferred Stock, make certain corporate actions. The Series G Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Our obligations to our existing holdersof the preferred stock and any future holders of any additional series of preferred stock we may issue could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and hinder the accomplishment of our corporate goals.

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

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Entero Therapeutics, Inc. has established a comprehensive cybersecurity risk management program aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information. Central to our cybersecurity efforts is a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity initiatives, we have adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0) as a guiding principle. It’s important to clarify that our use of the NIST CSF 2.0 is for guidance purposes to frame our risk identification, assessment, and management processes and does not equate to compliance with any specific technical standards or requirements.

Our cybersecurity framework is integrated into Entero’s broader enterprise risk management strategy, sharing methodologies, reporting mechanisms, and governance structures with other risk domains including legal, compliance, strategic, operational, and financial risks.

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

To date, we have not identified any cybersecurity threats or past incidents that have had, or are likely to have, a material impact on our Company’s operations, business strategy, financial performance, or results of operations.

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

ITEM 3.LEGAL PROCEEDINGS

On December 31, 2024, Mattress Liquidators, Inc. filed a Complaint in the District Court, Boulder County, State of Colorado against Defendants IMGX, Jack A. Syage andElizabeth T. Syage Revocable Trust, Case No. 2024CV31070.

Succinctly, Plaintiff complains that it entered into a Credit Agreement on October 3, 2022 with IMGX for a loan in the principal amount of $6,000,000.  Jack Syage and Elizabeth T. Syage Revocable Trust executed a Guaranty of Payment that same day. The Credit Agreement was modified on September 6, 2023, which increased the principal amount of the loan to $7,500,000. Once more, on March 13, 2024, the Credit Agreement was modified to increase the principal amount of the loan to $8,212,345.17.  Plaintiff alleges that in the summer of 2024, Defendants were not repaying the loan so on August 2, 2024, a Notice of Default was sent, which demanded immediately payment of the entire balance. After being provided with additional information, on August 29, 2024, Plaintiff suspended the Notice of Default and demanded Defendants provide certain financial reporting information under Section 7.5 of the Credit Agreement.   On October 11, 2024, November 7, 2024, and November 14, 2024, Plaintiff sent Defendants letters of non-compliance regarding their financial reporting obligations.  Thereafter, on November 21, 2024, Plaintiff sent Defendants a Notice of Default and Demand for Payment, which accelerated the Loan obligations, demanded that Defendants cure the financial reporting defaults, and demanded that Defendants pay all loan obligations no later than December 5, 2024.

Plaintiff claims that as of December 31, 2024, the total amount due and owing is $7,575,568.91, which consists of $7,460,245.47 in principal, $115,323.44 in accrued contract interest, and $47,069 in authorized attorneys’ fees and costs.  Plaintiff asserts three causes of action. The first is against IMGX for alleged breach of the Credit Agreement.  The other two causes of action asserted are alleged breaches of the Guaranty’s by Jack Syage, and the Elizabeth T. Syage Revocable Trust.

After receiving an extension, IMGX timely filed its Answer on February 28, 2025. The case is now at issue. A required meet and confer with counsel to discuss drafting the (proposed) case management order and to discuss procedural matters was held on March 14, 2025. Our Initial Disclosures are due on April 4, 2025.

Under the terms of the Rescission Agreement entered into in March 2025, by and among the Company, IIMGX, and each of the individuals or entities who are the former shareholders of IMGX, upon consummation of the transactions contemplated in Recission Agreement, the Company shall have no further duties, liabilities or obligations in connection with this complaint.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “ENTO”.

Holders of Record

At April 1, 2025, there were 4,765,729 shares of our Common Stock issued and outstanding and approximately 85 stockholders of record.

Dividends

We did not declare any dividends on our Common Stock for the years ended December 31, 2024 and 2023, respectively. Our board of directors does not intend to distribute dividends in the future. Instead, we plan to retain any earnings to finance the development of our product candidates and expansion of our business. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Unregistered Sales of Equity Securities

In March 2024, April 2024 and June 2024, we issued an aggregate of 350,000 shares of Common Stock to a consultant with a grant date fair value of approximately $1.5 million for investor relations services provided. Such issuance was exempt from registration under 4(a)(2) of the Securities Act.

During the year ended December 31, 2024, there were no other sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Report on Form 10-Q.

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

We are currently focused on developing the biologic Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in cystic fibrosis and chronic pancreatitis patients with exocrine pancreatic insufficiency. Our other programs consisted of Latiglutenase, a targeted oral biotherapeutic for celiac disease designed to breakdown gluten into non-immunogenic peptides; Capeserod, a selective 5-HT4 receptor partial agonist which was being developed as a gastroparesis therapeutic; and Niclosamide, an oral small molecule with anti-inflammatory properties for patients with inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease. We have determined to discontinue the Latiglutenase, Capeserod and Niclosamide programs.

In March 2024, we announced the closing of a merger with ImmunogenX, Inc. (“IMGX”) (the Company’s acquisition of IMGX, the “Merger”), a private, clinical-stage biopharmaceutical company founded in 2013, which is developing the biologic Latiglutenase for the treatment of celiac disease. IMGX is also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”). We have initiated a plan to dispose of certain assets and liabilities of IMGX, including Latiglutenase and CypCel, within 12 months of the date of the Merger with IMGX. As of December 31, 2024, these were classified as assets and liabilities held for sale and due to the short period of time since the close of the Merger, are reported at their fair value less cost to sell. We determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on our operations and financial statements.

In March 2025, we announced that we entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”). Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding membership interests (the “Membership Interests”) of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants, and (iv) provide for such additional agreements as are set forth in the Rescission Agreement.  Also as set forth in the Rescission Agreement, following the closing, the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt.  The Company expects that the closing of the Rescission Agreement will occur on or prior to June 30, 2025, subject to satisfaction of all conditions for closing, including obtaining shareholder approval by the Company for the transfer of the Membership Interests to the Shareholders. After the transactions contemplated by the Rescission Agreement have been consummated, IMGX will no longer be a subsidiary of the Company, and the Company will no longer be holding any interest in IMGX.

On February 26, 2025, we gave notice to terminate our license agreement with Sanofi for the development of Capeserod, a selective 5-HT4 receptor partial agonist. We anticipate that this termination will be effective in April 2025. We may terminate the license agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. No payments are due to Sanofi.

In November 2024, we announced a binding term sheet, subject to several closing conditions, for a reverse merger transaction with Journey Therapeutics, Inc. We do not anticipate that this transaction will move forward.

In September 2024, we announced a binding letter of intent with Data Vault Holdings, Inc. (“Data Vault”), a privately held technology holding company, to exclusively license two technology product suites owned by Data Vault. We do not anticipate that this transaction will move forward.

In December 2023, we announced that we have entered into a non-binding term sheet to sell our Niclosamide program. This transaction is not expected to move forward.

Our Product Candidates

Our Adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In July 2023, we announced topline results from our Phase 2b monotherapy bridging study using a new enteric microgranule formulation of Adrulipase. Although the primary efficacy endpoint was not achieved, data from the study indicated that the enhanced Adrulipase formulation was safe, well tolerated and demonstrated an improvement over prior formulations of Adrulipase. We are planning to move this program forward in 2025.

Our Latiglutenase program was focused on the development of an orally administered, minimally-absorbed, biologic for improving multiple gluten-induced symptoms and consequent quality of life (“QOL”) due to inadvertent gluten consumption in patients with celiac disease (“CeD”) by breaking down the gluten into non-immunogenic peptides. We are no longer working on this program and have initiated a plan for its disposition.

Our Capeserod program was in-licensed from Sanofi in September 2023. Sanofi conducted Phase 1 and Phase 2 Central Nervous System (“CNS”) trials with over 600 patients. In Sanofi’s CNS trials, Capeserod appeared safe and well-tolerated. Research on Capeserod and subsequent artificial intelligence (“AI”) empowered analyses suggest that the drug possesses a unique mechanism of action that is applicable to several GI indications underserved by currently available therapeutics. We are no longer working on this program and on February 26, 2025, notified Sanofi of our intent to terminate the license agreement. We anticipate this termination will be effective in April 2025.

Our Niclosamide programs leveraged proprietary oral and topical formulations to address multiple GI conditions, including inflammatory bowel diseases (“IBD”) indications. In 2022 we advanced four separate Phase 2 clinical programs of our Niclosamide formulations, including FW-COV for Severe Acute Respiratory Syndrome Coronavirus 2 (“COVID-19”) GI infections, FW-UP for ulcerative proctitis (“UP”) and ulcerative proctosigmoiditis (“UPS”), FW ICI AC for Immune Checkpoint Inhibitor associated colitis (“ICI AC”), and FW CD for Crohn’s disease. We are no longer actively pursuing these programs.

Nasdaq Listing Requirements

We received a letter on September 6, 2024 from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 days, or until March 5, 2025, to regain compliance with the minimum bid price requirement.

On March 6, 2025, we received a letter from Nasdaq advising that we had been granted a 180-day extension, or until September 1, 2025, to regain compliance with the minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). If at any time prior to September 1, 2025, the bid price of the our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will regain compliance with the minimum bid price requirement.

The extension notice has no immediate effect on the listing of our Common Stock on The Nasdaq Capital Market and does not affect our reporting requirements with the Securities and Exchange Commission. If we do not regain compliance with the minimum bid price requirement during the additional 180-day extension, Nasdaq will provide written notification that our Common Stock will be delisted. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. There can be no assurance that we will regain compliance with the minimum bid price requirement during the additional 180-day compliance period ending September 1, 2025 or maintain compliance with any other Nasdaq listing requirement. We intend to monitor the closing bid price of our Common Stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement.

On January 7, 2025, we received a written notice from the Listing Qualifications department of Nasdaq indicating that were not in compliance with Nasdaq Listing Rule 5620(a), due to us not holding an annual meeting of stockholders in 2024 within one year of our 2023 fiscal year end. On February 21, 2025, we submitted a plan to regain compliance. On March 3, 2025, Nasdaq informed us that it has determined to grant us an extension until June 30, 2025 to regain compliance for continued listing.

Revolving Loan Agreement

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $550,000 to us on January 31, 2025. The Revolving Note bears interest at the rate of 18% per annum.

The Revolving Loan Agreement provides that it is a condition of the closing of the Financing that not less than three of the current members of our Board of Directors resign and that three nominees designated by the Lender (“Lender Board Member Candidates”) be appointed to the Board of Directors by the remaining members of the Board of Directors. The Revolving Loan Agreement also provides that we will use our reasonable best efforts to consummate an underwritten or “best efforts” public offering of not less than $5,000,000 by us of our Common Stock and/or any convertible security or warrant, option or other right to subscribe for or purchase any additional shares of our Common Stock (“Qualified Public Equity Offering”) as soon as practicable, and the Lender shall cooperate with us in connection therewith. If, despite the reasonable best efforts of the Borrower, (x) a registration statement with respect to securities to be offered in a Qualified Public Equity Offering (the “QPEO S-1”) is not filed within 45 days following the initial Closing Date, or (y) a Qualified Public Equity Offering is not consummated within the earlier of (A) 120 days from the initial filing of the QPEO S-1 and (B) 30 days of a QPEO S-1 being declared effective by the SEC, then the Lender Board Member Candidates shall, upon the written request of the remaining members of the Board of Directors, resign from all of their respective positions on the Board of Directors.

Rescission Agreement with ImmunogenX

In March 2024, we announced the closing of a merger with IMGX . As a result of the Merger, IMGX became a limited liability company and our wholly owned subsidiary. As consideration for the Merger we issued the former shareholders of IMGX (A) 36,830 shares of Common Stock of the Company and (B) 11,777.418 shares of Series G Preferred Stock. In addition, we assumed (i) all ImmunogenX stock options immediately outstanding prior to the Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the merger agreement (the “Assumed Options”) and (ii) all ImmunogenX warrants immediately outstanding prior to the Merger, each becoming a warrant to purchase Common Stock subject to adjustment pursuant to the terms of the merger agreement (the “Assumed Warrants”). The Assumed Options are exercisable for an aggregate of 200,652 shares of Common Stock, have an exercise price of $0.81 and expire between February 1, 2031 and June 6, 2033. The Assumed Warrants are exercisable for an aggregate of 127,682 shares of Common Stock, have exercise prices ranging from $3.02 to $3.92 and expire between September 30, 2032 and September 6, 2033.

In March 2025, we announced that we entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”).

Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding Membership Interests of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants; and (iv) provide for such additional agreements as are set forth therein.

Pursuant to the terms of the Rescission Agreement (i) each Shareholder agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, as set forth in the Rescission Agreement, (ii) each Shareholder agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the Assumed Options and Assumed Warrants as set forth in the Rescission Agreement, including any Common

Stock into which such Assumed Options and Assumed Warrants are not or ever have been converted or are convertible, (iii) the Company agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the Membership Interests of IMGX, and (iv) the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt.

In addition, under the terms of the Rescission Agreement, the Company shall have no obligation and will released from any and all obligations with respect to the assets or business of IMGX incurred after the Closing Date, as defined in the Rescission Agreement, or prior to the Closing Date, except as provided in the Rescission Agreement, unless approved in writing by the Company.

The obligations of each party to the Rescission Agreement to consummate the transactions contemplated by the Rescission Agreement are subject to the fulfillment, at or prior to the Closing, as defined in the Rescission Agreement, of each of the conditions set forth in the Rescission Agreement, and among others, that (i) the Company shall have obtained approval of its shareholders for the transfer of the Membership Interests to the Shareholders, and the other consents, authorizations or approvals from the parties as set forth in the Rescission Agreement to consummate the transactions contemplated by this Agreement, (ii) the Shareholders shall have delivered a mutually satisfactory voting agreement agreeing to, including other things, vote the Shares held by them in favor of the transactions contemplated by the Rescission Agreement, and (iii) the Company shall have received a resignation letter from Jack Syage resigning from all positions with the Company.

The Rescission Agreement may be terminated and the transactions contemplated thereby may be abandoned by the Company or the Shareholder Representative, as defined in the Rescission Agreement, if the transactions contemplated thereby shall not have been consummated by June 30, 2025, unless the Company and Shareholder Representative shall have consented to a subsequent date.

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

Research and Development Expense

Conducting research and development is central to our business. Historically, the majority of our research and development expenses have been focused on the development of Adrulipase, Niclosamide, Capeserod and Latiglutenase. Research and development expenses consist primarily of internal and external costs incurred for our development activities, which include, among other things:

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

We expect our research and development expenses to increase for the foreseeable future as we focus our efforts on the clinical development of our product candidates, including Adrulipase, through late-stage clinical trials, as well as chemistry, manufacturing and controls (“CMC”) efforts. The process of conducting non-clinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. It is difficult to determine with certainty the duration and costs of any non-clinical study or clinical trial that we may conduct. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential commercialization of any late-stage product candidates and, in the event any of our product candidates receives regulatory approval, to potentially fund the launch and sales and marketing efforts of the product.

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

As of December 31, 2024, we had cash and cash equivalents of approximately $185,000, negative working capital of approximately $4.3 million, and had sustained cumulative losses attributable to common stockholders of approximately $202.4 million. Subsequent to December 31, 2024, we have closed on a revolving loan agreement in the principal amount of $2.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by geopolitical events, including war in Ukraine and in the Middle East, which are evolving and could negatively impact our ability to raise additional capital in the future.

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

Although we are primarily focused on the development of our product candidate, Adrulipase, we are also opportunistically focused on expanding our product pipeline of clinical assets through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions business combinations, and other partnership opportunities. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Our ability to issue securities is subject to market conditions. Each issuance under the shelf registration statements will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued.

Consolidated Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes our consolidated results of operations for the periods indicated:

	Years Ended December 31,		Increase
	2024	2023	(decrease)
Operating expenses:
Research and development expenses	$903,941	$5,033,218	$(4,129,277)
General and administrative expenses	14,717,333	10,737,609	3,979,724
Total operating expenses	15,621,274	15,770,827	(149,553)
Other income (expense)	2,253	(24,156)	(26,409)
Loss from continuing operations	(15,619,021)	(15,794,983)	(175,962)
Loss from discontinued operations	(2,440,315)	—	2,440,315
Net loss	$(18,059,336)	$(15,794,983)	$2,264,353

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidates, including Adrulipase, Niclosamide, Capeserod and Latiglutenase. As a result, we did not have any revenue during the years ended December 31, 2024 and 2023, respectively.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 totaled approximately $0.9 million, a decrease of approximately $4.1 million, or 82%, over the approximately $5.0 million recorded for the year ended December 31, 2023.

The decrease of approximately $4.1 million in research and development expenses was primarily attributable to decrease of approximately $2.2 million in clinical trial related expenses, $0.5 million related to the September 2023 upfront payment to Sanofi per the executed license agreement for Capeserod and $0.4 million decrease in personnel costs.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2024 totaled approximately $14.7 million, an increase of approximately $3.9 million, or 36%, over the approximately $10.7 million recorded for the year ended December 31, 2023.

The increase in total general and administrative expenses was due primarily to primarily attributable to $4.0 million of non-cash expense recorded for the Tungsten financial advisor fees related to IMGX merger, share based compensation increased by approximately $1.1 million, and an increase in legal and professional fees of approximately $0.9 million. These increases were partially offset by a decrease in public company costs and investor relations of approximately $1.0 million and personnel related costs of approximately $1.0 million. General and administrative expenses include expenses primarily relating to our overall operations and being a public company, including personnel, legal and financial professional services, insurance, corporate communications and investor relations, listing and compliance related costs, rent, and expenses associated with obtaining and maintaining intellectual property and patents, among others.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2024 and 2023 were insignificant.

Loss from discontinued operations

Loss from discontinued operations for the year ended December 31, 2024 of $2.4 million represents expenses related to the disposal group that was classified as held for sale as of December 31, 2024.

Net Loss

As a result of the factors above, our net loss for the year ended December 31, 2024 totaled approximately $18 million, a increase of approximately $2.2 million, or 15%, over the net loss of approximately $15.8 million recorded for the year ended December 31, 2023.

Cash Flows for the Years Ended December 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(9,217,823)	$(12,377,852)
Investing activities	88,169	(500,000)
Financing activities	5,581,354	15,226,721
Net (decrease) increase in cash and cash equivalents	$(3,548,300)	$2,348,869

Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 of approximately $9.2 million was primarily attributable to the net loss of approximately $18 million. Other non-cash expenses totaling approximately $6.3 million include Series G convertible preferred stock issued to financial advisors at acquisition of approximately $4 million, Common Stock granted to consultants of approximately $1.5 million, stock-based compensation of approximately $0.6 million, and Common Stock issued to financial advisors in connection with the IMGX acquisition of approximately $121,000. Additionally, changes in working capital contributed to cash flow usage, including a decrease in prepaid expenses of $1.1 million and a net increase in accounts payable and accrued expenses of $1.5 million.

Net cash used in operating activities during the year ended December 31, 2023 of approximately $12.4 million was primarily attributable to our net loss of approximately $15.8 million. This decrease was partially offset by addbacks for non-cash expenses for stock-based compensation expense of approximately $1.0 million, an increase in accounts payable and accrued expenses of approximately $1.5 million, and an increase in prepaid expenses of approximately $0.7M.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2024 was approximately $88,000 of cash acquired in the IMGX acquisition.

Net cash used in investing activities during the year ended December 31, 2023 was $500,000 consisting of the up-front payment related to our license agreement for Capeserod.

Financing Activities

Net cash provided by financing activities of approximately $5.6 million for the year ended December 31, 2024 was primarily due to net proceeds of approximately $1.7 million from the exercise of warrants in the July 2024 Inducement Offering, as well as net proceeds of approximately $4.5 million from the issuance of Common Stock, pre-funded warrants, and warrants. These inflows were partially offset by approximately $645,000 related to the repayment of a note payable.

Net cash provided by financing activities of approximately $15.2 million for the year ended December 31, 2023 was primarily due to net proceeds received from the exercise of warrants of approximately $10.3 million; the issuance of Common Stock, pre-funded warrants and warrants for net proceeds of approximately $5.5 million; partially offset by approximately $603,000 of cash paid related to the repayment of a note payable.

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

The carrying value of goodwill was approximately $1.7 million at both December 31, 2024 and 2023. Historically, goodwill was denominated in a foreign currency and translated to U.S. dollars at period end exchange rates. Effective with the dissolution of AzurRx SAS in October 2022, goodwill is carried on the U.S. books denominated in U.S. dollars. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.FINANCIAL STATEMENTS

The audited consolidated financial statements of Entero Therapeutics, Inc., including the notes thereto, together with the report thereon of Macias Gini & O’Connell LLP, our independent registered public accounting firm, are included in this Annual Report as a separate section beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

As of December 31, 2024, our senior management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our senior management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2024 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued in May 2013 and related COSO guidance. Based on our evaluation under this framework, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based upon those criteria.

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

Director, Title	Age
Edward J. Borkowski – Lead Independent Director	65
Richard Paolone	34
Eric Corbett	29
Manpreet Uppal	38
Jack Syage, Ph.D.	70

Richard Paolone was appointed to the Board in February 2025 and to Interim Chief Executive Officer on February 12, 2025. Mr. Paolone is a Toronto-based securities lawyer focused on securities, corporate finance, and mergers and acquisitions. Mr. Paolone has a wide range of corporate experience from representing companies in private and public offerings of debt and equity securities. In June 2020, Mr. Paolone founded Paolone Law Professional Corporation, where he has been the principal since such date. From February 2019 to October 2019, and again from September 2020 to January 2021, Mr. Paolone was a director of Evolution Global Frontier Ventures Corp. (formerly Ascension Exploration Inc.), a company that is listed on the Canadian Securities Exchange. Mr. Paolone also serves as Director and CEO of several private and reporting companies. Since February 2019, Mr. Paolone has also been the CEO and director of Rotonda Ventures Corp., a public company in Canada. Since February 2021, Mr. Paolone has also been the CEO, CFO, and director of Republic Goldfields Inc., a public company in Canada. Also, since February 2021, Mr. Paolone has been the CEO, CFO, and director of Emerald Isle Resources Inc., a public company in Canada. Since April 2022, Mr. Paolone has also served as a director of Critical Infrastructure Technologies Ltd., a mining technology company listed on the Canadian Securities Exchange. Since December 2022, Mr. Paolone has also served as a director of SBD Capital Inc., a company listed on the Canadian Securities Exchange. Since June 2023, Mr. Paolone has also served as a director of Xander Resources Inc., a mining company listed on the Canadian Securities Exchange. Since November 2023, he has also served as a director of Ashington Innovations Plc., a special purpose acquisition company listed on the London Stock Exchange. Since September 2024, Mr. Paolone has served on the board of Safe Supply Streaming Co Ltd., an investment issuer listed on the Canadian Securities Exchange. Since September 2024, Mr. Paolone has also served on the board of iSpecimen Inc., a healthcare technology company listed on Nasdaq. Since May 2019, he has served as a director of Red Pine Petroleum Ltd., a company listed on the Toronto Stock Exchange and also served as its CEO from October 2020 until September 2021. Mr. Paolone has been integral to multiple mergers and acquisitions and reverse takeover transactions in the industries of mining, cannabis, carbon credits, oil and gas, technology, and plant-based food. Mr. Paolone holds a B.A. in criminal justice from Mount Royal University and a J.D. from Bond University. He is a licensed barrister and solicitor lawyer in Ontario.

Mr. Paolone is well-qualified to serve on the Board due to his corporate experience in mergers and acquisition and private and public offerings of debt and equity securities.

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

Eric Corbett was appointed to the Board in February 2025. Eric Corbett is the Managing Director of Oakbridge Securities Inc. which operates as a capital markets and corporate finance advisory business, where he has been employed since December 2024. From August 2017 to September 2024, Mr. Corbett was part of the corporate client group at Canadian Imperial Bank of Commerce, one of Canada’s largest financial institutions, where he oversaw the execution of high-profile transactions, including providing debt capital to private and public businesses to support M&A transactions, shareholder buyouts, working capital support and sponsor backed equity investments. From January 2024 to August 2024, Eric was the Chief Investment Officer of REXIG Realty Investment Group Ltd., a privately held real estate brokerage, where he advised on capital allocation and real estate investment strategy. Mr Corbett holds a Bachelor of Commerce degree from McMaster University and is also a CFA charterholder. He has also cleared FINRA’s Securities Industry Essentials Exam.

Mr. Corbett is well qualified to serve on the board due to his specialization in capital allocation and corporate finance.

Manpreet Uppal was appointed to the Board in February 2025. Mr. Uppal is a seasoned professional with over 10 years of experience in capital markets and over 15 years of experience in real estate as a licensed realtor. He received his service license in 2009 and has been with the Fraser Valley Real Estate Board as a licensed real estate agent since 2009. Mr. Uppal graduated from the UBC Sauder School of Business with a major in Real Estate Trading in 2009.

Mr. Uppal is well qualified to serve on the Board due to his expertise in deal structuring and investments and his focus on capital markets and the financial sector.

Jack Syage was appointed to the Board in March 2024. Dr. Syage served as the Chief Executive Officer of ImmunogenX from July 2013 until the Closing of the Merger and as a member of the board of directors of ImmunogenX from January 2021 until the Closing of the Merger. Dr. Syage has over 30 years of experience in creating and leading the development of innovative technologies in the analytical instrumentation field. He is regarded as a leading expert in mass spectrometry and trace chemical detection. Dr. Syage served as CEO and Co - Founder of ImmunogenX, a global leader in the development of treatments for celiac disease, which developed latiglutenase before its combination with First Wave BioPharma. Previously he founded Syagen Technology, Inc. and led its growth culminating in its successful acquisition by French multinational Safran S.A. in 2011. Dr. Syage sits on the Board of Directors of Advanced Telesensors, PhageTech, Analytical Detection, and Appellation Ventures. He has published over 130 papers, delivered about 100 invited talks, has over 30 U.S. patents issued or pending, and appears on the list of the Most Highly Cited Chemists. His honorary positions include Fellow of the American Physical Society, Visiting Professor at UC Irvine, Visiting Professor at the Université de Paris - Sud, Editorial Board member of the Journal of Physical Chemistry, and invitee to the Nobel Symposium in Chemistry. He has received a Tibbets Award (SBIR) and was recently inducted into the Orange County OC 500 Directory of Influence. He received BA and PhD degrees from Hamilton College and Brown University, respectively, where he won several academic awards including Best Thesis. He was a postdoctoral fellow at Caltech under Nobel Laureate Ahmed Zewail.

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

Executive Officer	Age	Title
Richard Paolone	34	Interim Chief Executive Officer
Anna Skowron	38	Interim Chief Financial Officer

Our executive officers are appointed by and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with us. The following is a brief description of the qualifications and business experience of each of our current executive officers.

Richard Paolone. Please see Mr. Paolone’s biography under the “Directors” section of this Annual Report.

Anna Skowron was appointed to serve as our Interim Chief Financial Officer on March 7, 2025. She has served as principal of Skowron Accounting Professional Corporation since 2015. With over 14 years of accounting related experience, Ms. Skowron specializes in financial reporting, compliance, corporate governance, and business strategy. She previously managed consolidated reporting across North America for a global steel corporation. Ms. Skowron has played a key role in various business acquisitions and capital raising initiatives across multiple industries. Ms. Skowron holds a Bachelor of Commerce and Finance with specialization in Accounting and Economics from the University of Toronto and became a member of the Institute of Chartered Accounts of Ontario in 2014. She is licensed CPA.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2024 and that such filings were timely.

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

The rules of Nasdaq require our Audit Committee to consist of at least three directors, all of whom must be deemed to be independent directors under Nasdaq rules. The Board has affirmatively determined that Messrs. Borkowski, Corbett and Uppal, each meet the definition of “independent director” for purposes of serving on an Audit Committee under Nasdaq rules. Additionally, the Board has determined that Messrs. Borkowski, Corbett and Uppal each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

The rules of Nasdaq require our Compensation Committee to consist entirely of independent directors. The Board has affirmatively determined that Messrs. Borkowski, Corbett and Uppal meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules.

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

The rules of Nasdaq require our Nominating and Corporate Governance Committee to consist entirely of independent directors. The Board has affirmatively determined that Messrs. Corbett, Borkowski, and Uppal meet the definition of “independent director” for purposes of serving on the Nominating and Governance Committee under Nasdaq rules.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

The table set forth below reflects certain information regarding the compensation paid or accrued during the years ended December 31, 2024 and 2023 to our Chief Executive Officer and our executive officers, other than our Chief Executive Officer, who were serving as an executive officer as of December 31, 2024, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Executive Compensation

					Stock		Option		All Other
Named Executive Officers	Year	Salary	Bonus		Award		Award		Compensation		Total
James Sapirstein	2024	$416,300	$—		$76,400	(2)	$—		$17,608	(4)	$510,308
Former Chief Executive Officer	2023	$513,600	$192,600	(1)	$339,566	(3)	$—	(4)	$200,000	(5)	$1,245,766
Sarah Romano	2024	$424,616	$—		$26,740	(2)	$—		$—		$451,356
Former Chief Financial Officer	2023	$390,550	$117,165	(1)	$185,676	(3)	$—	(4)	$117,165	(5)	$810,556
(1)	Represents accrued and unpaid bonuses during 2023, as of December 31, 2023.
(2)

Represents the grant date fair value of restricted stock units issued during the year ended December 31, 2024.The assumptions used in the calculation of these amounts are included in Note 11 of the notes to the consolidated financial statements contained in this Annual Report.

(3)

Represents the grant date fair value of stock options issued during the year ended December 31, 2023, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 11 of the notes to the consolidated financial statements contained in the Company’s Annual Report, filed with the SEC on March 20, 2023.

(4)	Represents reimbursement of COBRA paid during the year ended December 31, 2024.
(5)	Represents retention bonus paid during the year ended December 31, 2023.

Employment Arrangements and Potential Payments upon Termination or Change of Control

Sapirstein Employment Agreement. Effective October 8, 2019, we entered into an employment agreement with Mr. Sapirstein to serve as our President and Chief Executive Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Mr. Sapirstein originally provided for a base salary of $450,000 per year, which was subsequently increased to $480,000 per year during the year ended December 31, 2020 and to $513,600 during the year ended December 31, 2023. In addition to the base salary, Mr. Sapirstein is eligible to receive (i) an initial bonus of up to 40% of his base salary on an annual basis, based on certain milestones that are yet to be determined, that was increased to a bonus of up to 50% of his base salary effective January 1, 2023; (ii) 1% of net fees received by us upon entering into license agreements with any third-party with respect to any product currently in development or upon the sale of all or substantially all of our assets; (iii) a grant of 33 restricted shares of our Common Stock which are subject to vesting as follows (a) 16 upon the first commercial sale of Adrulipase in the U.S., and (b) 17 upon our total market capitalization exceeding $1.0 billion for 20 consecutive trading days; (iv) a grant of 50 10-year stock options to purchase shares of our Common Stock which are subject to vesting as follows (a) 8 upon us initiating our next Phase 2 clinical trial in the U.S. for Adrulipase, (b) 8 upon us completing our next or subsequent Phase 2 clinical trial in the U.S. for Adrulipase, (c) 17 upon us initiating a Phase 2 clinical trial in the U.S. for Adrulipase, and (d) 17 upon us initiating a Phase 1 clinical trial in the U.S. for any product other than Adrulipase. Mr. Sapirstein was entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with his services to us.

Pursuant to the terms of his employment agreement, in the event that Mr. Sapirstein’s employment was terminated by us for Cause, as defined in his employment agreement, or by Mr. Sapirstein voluntarily, then would not be entitled to receive any payments beyond amounts already earned, and any unvested equity awards will terminate. In the event that Mr. Sapirstein’s employment was terminated as a result of an Involuntary Termination Other than for Cause, as defined in the Agreement, Mr. Sapirstein would be entitled to receive the following compensation: (i) severance in the form of continuation of his salary (at the Base Salary rate in effect at the time of termination, but prior to any reduction triggering Good Reason) for a period of 12 months following the termination date; (ii) payment of Executive’s premiums to cover COBRA for a period of 12 months following the termination date; and (iii) a prorated annual bonus.

On August 2, 2024, the Board approved the termination of the employment agreement with Mr. Sapirstein. Mr. Sapirstein did not receive any additional compensation or payments in connection with the termination of his employment agreement . Also on August 2, 2024, the Company and Mr. Sapirstein entered into a consulting agreement with Mr. Sapirstein pursuant to which the Company agreed to pay Mr. Sapirstein $400 an hour monthly for services rendered to the Company. Should travel be required, Mr. Sapirstein will additionally be compensated $200 per hour for travel time plus expenses and the federal mileage rate for car travel. The consulting agreement was terminated on February 2, 2025.

Romano Employment Agreement. Effective March 1, 2022, we entered into an employment agreement with Ms. Romano to serve as our Chief Financial Officer for a term of three years, subject to further renewal upon agreement of the parties. The employment agreement with Ms. Romano provides for a base salary of $365,000 per year, which was subsequently increased to $390,550 during the year ended December 31, 2023, and to $435,000 during the year ended December 31, 2024. In addition to the base salary, Ms. Romano is eligible to receive an annual milestone cash bonus of 35% of her annual salary based on certain milestones established by our Board or the Compensation Committee, which was subsequently increased to 40% on January 1, 2023. On March 1, 2022, Ms. Romano was granted stock options to purchase 250 shares of Common Stock on March 1, 2022, with an exercise price of $708.00 per share, which shall vest in over a term of three years pursuant to her employment agreement. Ms. Romano was entitled to receive 20 days of paid vacation, participate in full employee health benefits and receive reimbursement for all reasonable expenses incurred in connection with her service to us.

In the event that Ms. Romano’s employment was terminated by us for Cause, as defined in Ms. Romano’s employment agreement, or by Ms. Romano voluntarily, she would not be entitled to receive any payments beyond amounts already earned, and any unvested equity awards would terminate. If we terminate her employment agreement without Cause, not in connection with a Change of Control, as such term is defined in Ms. Romano’s employment agreement, she would be entitled to (i) all salary owed through the date of termination; (ii) any unpaid annual milestone bonus; (iii) severance in the form of continuation of her salary for the greater of a period of six months following the termination date or the remaining term of the employment agreement; (iv) payment of premiums to cover COBRA for a period of six months following the termination date; (v) a prorated annual bonus equal to the target annual milestone bonus, if any, for the year of termination multiplied by the formula set forth in the agreement. If we terminate Ms. Romano’s employment agreement without Cause, in connection with a Change of Control, she would be entitled to the above and immediate accelerated vesting of any unvested options or other unvested awards.

Ms. Romano’s employment agreement expired pursuant to its terms on February 28, 2025 and Ms. Romano did not receive any additional compensation in connection with this expiration.  Effective March 7, 2025 Ms. Romano resigned from her position as Chief Financial Officer.

Outstanding Equity Incentive Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the Named Executive Officers outstanding as of December 31, 2024:

								Market			Market
								value	Number		or payout
							Number	of	of		value of
							of	shares	unearned		unearned
							Shares	or units	shares,		shares,
		Number of					or units	of stock	units or		units or
		Securities	Number of				of stock	that	other		other
		underlying	underlying				that	have	rights		rights
		unexercised	unexercised		Option	Option	have not	not	that have		that have
		options (#)	unearned		exercise	expiration	vested	vested	not vested		not
Name	Grant Date	exercisable	options (#)		price ($)	date	(#)	($)	(#)		vested ($)
Named Executive Officer
Sarah Romano	03/01/2022	24	11	(1)	$4,956.00	02/28/2032	—	$—	—		—
	01/02/2024	—	—		—		—	$—	1,750	(2)	$6,685
(1)	Represents stock options issued to Ms. Romano on March 1, 2022, which options will vest over a term of three years, in three equal annual installments on each yearly anniversary of March 1, 2022.
(2)	Represents the RSU award issued to Ms. Romano on January 2, 2024, which RSU will vest over a term of one year on each three-month anniversary.

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

The following table provides information regarding compensation paid to non-employee directors for the year ended December 31, 2024. Mr. Sapirstein did not receive compensation for his service on the Board as employee director for the year ended December 31, 2024. Information regarding executive compensation paid to Mr. Sapirstein during 2024 is reflected in the Summary Compensation table under “Executive Compensation.”

	Fees Earned or	Stock	Option	All Other
Non-Executive Directors	Paid in Cash(4)	Award (5)	Award	Compensation	Total
Edward J. Borkowski	$97,500	$74,998	$—	$—	$172,498
Charles J. Casamento (1)	$40,000	$74,998	$—	$—	$114,998
Alastair Riddell (2)	$71,000	$74,998	$—	$—	$145,998
Terry Coelho (1)	$40,500	$74,998	$—	$—	$115,498
Chaitan Khosla (3)	$—	$56,249	$—	$—	$56,249
Jack Syage	$—	$—	$—	$—	$—
(1)	Mr. Casamento and Ms. Coelho resigned from the board effective August 2, 2024.
(2)	Mr. Riddell resigned from the board effective February 3, 2025.
(3)	Mr. Khosla resigned from the board effective August 16, 2024.
(4)	Represents amounts of accrued and unpaid cash compensation for board services through December 31, 2024.
(5)	Represents the aggregate grant date fair value of 19,633 restricted stock units issued to each of Messrs. Borkowski, Casamento, Riddell and Ms. Coelho on January 2, 2024, and 24,889 restricted stock units issued to Mr. Khosla on June 11, 2024, our non-employee directors, calculated in accordance with ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Number of
securities
	Number of		remaining
	securities to be		available for
	issued upon	Weighted-average	future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
	options, warrants	option, warrants	plans reflected
Plan category	and rights	and rights	in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	317	$2,727.22	178,005
Equity compensation plans not approved by security holders	—	—	—
Total	317	$2,727.22	178,005
(1)	Excludes 16,692 shares of Common Stock reserved under the 2014 Plan and 2020 Plan as of December 31, 2024, subject to the issuance of restricted stock and RSUs.
(2)	Represents outstanding stock options granted to our current or former employees, directors and consultants pursuant to the 2014 Plan and 2020 Plan.

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

Potential Limitation on Company Deductions

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1.0 million paid in a taxable year by a publicly held corporation to its Chief Executive Officer and certain other “covered employees.” Effective for taxable years beginning prior to January 1, 2018, an exception to this deduction limit applied to “performance-based compensation” that satisfied certain criteria. Under regulations issued by the Internal Revenue Service under Section 162(m), stock options and stock appreciation rights were treated as performance-based compensation if, among other things, an annual limit was placed on issuing such awards to a single individual. In order to comply with the foregoing exception to the $1.0 million deduction limit under Section 162(m), the 2014 Plan previously contained an annual limit on issuing awards of stock options and stock appreciation rights to a single individual, which was intended to allow us to deduct such awards granted as performance-based compensation. Pursuant to the Tax Cut and Jobs Act of 2017, however, the exception for performance-based compensation under Section 162(m) of the Code was repealed. As a result, the annual limit in the 2014 Plan was no longer effective to allow us to claim this deduction. Accordingly, effective July 16, 2020, our Board approved an amendment to the 2014 Plan that removed this annual limit.

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

Eligibility. Employees, directors and individual consultants of the Company or an affiliate as well as prospective employees, directors and individual consultants of the Company or an affiliate are eligible to participate in the 2020 Plan. The 2020 Plan allows for grants to employees, directors and individual consultants of the Company or an affiliate who are non-U.S. persons. Currently, we have nine employees (including one executive director), five non-executive directors and approximately ten non-employee consultants.

Shares Subject to the 2020 Plan. The maximum aggregate number of shares of Common Stock that may be issued under the 2020 Plan shall be 58,374 shares. The 2020 Plan allows for 250,000 shares to be issued as ISOs. In addition, the 2020 Plan contains an “evergreen provision” providing for an annual increase in the number of shares of our Common Stock available for issuance under the 2020 Plan on January 1 of each year for a period of ten years, commencing on January 1, 2021 and ending on (and including) January 1, 2030, in an amount equal to the lesser of (i) ten percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year on an as Converted (see definition below) basis or (ii) such number of shares determined by the Board. For calculation purposes, the As Converted Shares shall include all shares of the Company’s outstanding Common Stock and all shares of the Company’s Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but shall not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to the Plan or the Company’s Amended and Restated 2014 Omnibus Equity Incentive Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Common Stock beneficially owned as of April 1, 2025 by:

●	each of our officers and directors;
●	all officers and directors as a group; and
●	each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percentage of ownership is calculated based on 4,765,729 shares of Common Stock outstanding as of April 1, 2025.

		Percent
	Number	Ownership
	of Shares	of Class
Name and Address of Beneficial Owner (1)	(2)	(3)
Current Named Executive Officers and Directors
Richard Paolone, Interim Chief Executive Officer and Director	—	—%
Anna Skowron, Interim Chief Financial Officer	—	—
Edward J. Borkowski, Director (4)	20,277	*
Eric Corbett, Director	—	—
Manpreet Uppal, Director	—	—
Jack Syage, Director (5)	15,400	*
All directors and executive officer as a group (6 persons)	35,677	*	%
*	Less than 1%.
(1)	Unless otherwise indicated, the address of such individual is c/o Entero Therapeutics, Inc., 777 Yamato Rd., Suite 502, Boca Raton, FL 33431.
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

(3)

Percentages are rounded to nearest tenth of a percent. Percentages are based on 4,765,729 shares of Common Stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4)

Includes (i) 5 shares of Common Stock issuable upon the exercise of warrants; (ii) 9 shares of Common Stock issuable upon exercise of vested options; and (iii) 15 shares of Common Stock issuable upon conversion of approximately 48.043 shares of Series B Preferred Stock, which includes accrued and unpaid dividends through April 1, 2025. Excludes 1 unissued restricted share of Common Stock.

(5)	Includes 15,400 shares of Common Stock. Excludes 4,920,037 shares of Common Stock issuable upon conversion of 4,920.037 shares of Series G Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Stockholder Notes

On March 13, 2024, in connection with the Merger and in order to fund the payment of $1.0 million to Lender, IMGX entered into a secured promissory note in favor of Jack Syage, in an aggregate principal amount of $500,000 (the “Syage Note”). The Syage Note bears interest at a per annum floating rate equal to the prime rate plus 4.5% and matures on October 13, 2025. Dr. Syage entered into a patent and trademark security agreement dated March 13, 2024 (the “Shareholder Security Agreement”), pursuant to which the obligations under the Syage Note are secured by, among other things, the patents and trademarks owned by IMGX.

The foregoing descriptions of the Syage Note and the Shareholder Security Agreement do not purport to be complete and are qualified in their entirety by reference to the Form of Shareholder Note and Form of Shareholder Security Agreement, which are incorporated by reference to this Report as Exhibit 10.58 and 10.59, respectively.

Rescission Agreement with IMGX and IMGX Shareholders

In March 2025, we announced that we entered into the Rescission Agreement, by and among the Company, IMGX and the former shareholders of IMGX. As part of the consideration in the Rescission Agreement, subject to approval from our shareholder, we will convey to the IMGX Shareholders all of the issued and outstanding Membership Interests of IMGX currently held by us. In addition, the parties to the Rescission Agreement agreed to rescind the issuances of the shares of Common Stock and Series G Preferred Stock that we have issued to the IMGX Shareholders as part of the Merger. As a result of this Rescission Agreement, the 15,400 shares of our Common Stock and 4,920.037 shares of Series G Preferred Stock that Dr. Syage received in connection with the Merger will be cancelled. In addition, as a result of this Rescission Agreement, subject to our shareholders’ approval, we will convey to Dr. Syage 41.78% of the Membership Interests of IMGX, currently held by us.  Dr. Syage is acting as the Shareholder Representative under the Rescission Agreement. Dr. Syage is a related party as a director.

Director Independence

The Board has determined that all of its members, other than Mr. Paolone, our Interim Chief Executive Officer, and Dr. Syage, are “independent” within the meaning of Nasdaq Listing Rule 5605(a)(2) under the rules of the Nasdaq Stock Market (“Nasdaq”), and the Securities and Exchange Commission (“SEC”) rules regarding independence.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Macias Gini & O’Connell LLP (“MGO”) for the year ended December 31, 2024. Mazars USA LLP (“Mazars”) was engaged for the year ended December 31, 2023 and the quarterly review of the period ended March 31, 2024. Forvis Mazars (“Forvis”) was engaged for the quarterly review of the period ended June 30, 2024.

Audit Fees

The following table presents fees for professional services billed by MGO, Mazars and Forvis for the fiscal years ended December 31, 2024 and December 31, 2023.

	For the years ended
	December 31,
	2024	2023
Audit fees (1)	$280,500	$185,000
Audit-related fees (2)	227,700	138,900
Tax fees	—	—
All other fees (3)	20,249	8,823
Total	$528,449	$332,723
(1)

Professional services rendered by MGO, Mazars, and Forvis for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs. MGO billed fees of $216,000, Mazars billed fees of $40,000, and Forvis billed fees of $24,500.

(2)

The aggregate fees billed for assurance and related services by Mazars and Forvis that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Note 1 above, principally related to registration statement filings. Mazars billed fees of $155,000, and Forvis billed fees of $72,700.

(3)	The aggregate fees billed for products and services provided by MGO, Mazars, and Forvis other than the services reported in Notes 1 through 3 above.

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

The Audit Committee has considered whether the provision of audit-related fees, tax fees, and all other fees as described above is compatible with maintaining MGO’s independence and has determined that such services for fiscal year 2024 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

2.1

Agreement and Plan of Merger dated September 13, 2021, by and among the Company, Alpha Merger Sub, Inc., and Fortis Advisors LLC, as shareholder representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2021).

2.2

Agreement and Plan of Merger dated March 13, 2024, by and among First Wave BioPharma, Inc., IMMUNO Merger Sub II, LLC, and ImmunogenX Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

2.3

Rescission Agreement effective March 24, 2025, by and among the Company, IMGX, currently a wholly owned subsidiary of the Company, and each of the individuals or entities who are the former shareholders of IMGX (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8 - K filed with the SEC on March 25, 2025

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as amended. (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2023).

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

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of First Wave BioPharma, Inc. dated May 15, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8 - K filed with the SEC on May 15, 2024)

3.6	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on July 29, 2016).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2020).
4.2	Form of Warrant for Convertible Notes Offering (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on July 27, 2020).
4.3	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.4	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.6	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.7	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).
4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.9	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.12	Description of Capital Stock (incorporated by reference to Exhibit 4.31 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).

4.13	Form of Common Warrant (incorporated by reference to Exhibit 4.36 of the Company’s Amendment No. 1 to its Registration Statement on Form S - 1 filed with the SEC on July 7, 2023).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on July 21, 2023).
4.15	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on March 5, 2024).
4.16	Form of Assumed Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).
4.17	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024).
4.18	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2024).
4.19	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2019).
4.20	Description of Capital Stock*
10.1	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020).
10.2†	First Wave Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
10.3

Settlement Agreement, by and between the Company and Fortis Advisors LLC, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2021).

10.4	Form of Waiver (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2022).
10.5	Form on Indemnification Agreement (incorporated by referenced to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2022).
10.6	Form of Waiver Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022).
10.7

Form of Term Sheet by and between the Representative and the Company, dated July 29, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.8#

Form of Settlement Agreement, by and between the Representative and the Company, dated November 30, 2022) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

10.9#	Amendment to the 2020 Omnibus Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8 - K filed with the SEC on June 23, 2023).
10.10†	License Agreement, dated September 13, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on October 10, 2023).
10.11#

Amended Credit Agreement, dated as of October 3, 2022 and amended on September 6, 2023 and March 13, 2024, by and between the Company and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.12

Second Amended and Restated Revolving Loan Promissory Note, dated March 13, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.13

Security Agreement, dated as of October 3, 2022, by and between ImmunogenX and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.14

Lender Support Letter, dated as of March 13, 2024, by and between ImmunogenX and Mattress Liquidators, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).

10.15	Form of Shareholder Note (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).
10.16	Form of Shareholder Security Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).
10.17	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024).
10.18	Revolving Loan Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2025).

10.19	Revolving Note (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2025).
10.20

Consulting Agreement dated March 6, 2025 with Skowron Accounting Professional Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).

10.21	Consulting Agreement dated March 6, 2025 with 2818390 Ontario Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
10.22	Form of Director Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
16.1

Letter from Mazars USA LLP to the U.S. Securities and Exchange Commission, dated June 5, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

16.2

Letter from Forvis Mazars, LLP to the U.S. Securities and Exchange Commission, dated August 15, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2024).

16.3

Letter from Macias Gini & O’Connell LLP to the U.S. Securities and Exchange Commission, dated August 29, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2024).

19.1	Revised Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
31.1*	Certification of CEO as Required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of CFO as Required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of CEO and CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

FIRST WAVE BIOPHARMA, INC.

April 1, 2025
	By:	/s/ Richard Paolone
Name: Richard Paolone
Title: Interim Chief Executive Officer

	By:	/s/ Anna Skowron
Name: Anna Skowron
Title: Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Richad Paolone	Interim Chief Executive Officer and Director	April 1, 2025
Richard Paolone	(principal executive officer)

/s/ Anna Skowron	Interim Chief Financial Officer	April 1, 2025
Anna Skowron	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Director	April 1, 2025
Edward J. Borkowski

/s/ Eric G. Corbett	Director	April 1, 2025
Eric G. Corbett

/s/ Manpreet Uppal	Director	April 1, 2025
Manpreet Uppal

/s/ Jack Syage	Director	April 1, 2025
Jack Syage

Entero Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Entero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Entero Therapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, mezzanine equity and changes in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2023 financial statements to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, discussed in Note 2 and Note 19. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also has an accumulated deficit of approximately $202.3 million. Subsequent to December 31, 2024, the Company closed on a revolving loan agreement in the principal amount of $2.0 million. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The business combination and the related computation and allocation of the purchase price of $60,090,974 to the assets acquired and liabilities assumed, and the subsequent designation of the acquired business as held for sale at a carrying value of $60,228,511, and further designating the planned disposal of the recent acquisition as discontinued operations, has been identified as a critical audit matter.

Allocation of purchase price in accordance with ASC 805 (Business Combination) and subsequent determination of carrying value for a recently acquired business that is designated as held for sale and discontinued operations

Critical Audit Matter Description

As discussed in Notes 3 and 4 to the consolidated financial statements the Company entered into a business combination in March 2024. The Company allocated the total purchase price of the acquisition to the identifiable tangible and intangible assets acquired (including intangibles recognized) and liabilities assumed, based on their respective fair values as of the date of acquisition. Subsequent to the acquisition, the Company designated the acquired assets and liabilities assumed as held for sale at the same fair value. The determination of fair value at acquisition for certain intangibles like IPR&D requires management to make significant estimates and assumptions related to forecasts of future revenues and expenses, cost to completion and discount rates. Further, when these acquired assets were subsequently designated as held for sale, there are estimates, judgement and subjectivity involved in determining their anticipated selling price less cost to sell.

Considering the significant estimation, judgement, and subjectivity required in determining the future cash flows used to compute the fair value of recognized intangible assets, especially IPR&D; and the estimation, judgement and subjectivity in determining the estimated selling price less cost to sell, for purposes of computing the carrying value of assets held for sale, required a high degree of auditor judgement and subjectivity. Lastly, evaluating whether those assets held for sale also satisfied discontinued operations criteria of being material and causing a strategic shift in operations, required judgement.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the business combination and subsequent determination of the acquired assets/liabilities meeting held for sale and discontinued operations criteria, included the following procedures, among others:

●	Validated the purchase price and the opening balance of the assets acquired and liabilities assumed.
●	Tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the data used in the calculation of IPR&D intangibles recognized through the business combination.

Evaluated the appropriateness of the valuation methodologies used, as well as auditing the key assumptions and inputs utilized by management in the valuation models, including anticipated future cash flows, discount rates, market multiples, risk-free rate, and other inputs, as applicable. To this effect, we utilized our valuation expert to help assist in independently replicating valuation models utilized in computing fair value and evaluating the reasonableness of underlying assumptions and estimates.

●	Evaluated management’s assessment of held for sale and discontinued operations criteria being satisfied as part of the planned disposition transactions. We obtained the agreements signed during the subsequent period to cancel equity/equity linked instruments issued as consideration for the business combination. These cancellations of non-cash equity consideration transferred would also become the estimated selling price of assets held for sale and directly impacts the carrying value of the held for sale assets and related impairments if any.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2024.

Melville, NY

Report Of Independent Registered Public Accounting Firm

To Shareholders and the Board of Directors of Entero Therapeutic, Inc.  (f/k/a First Wave BioPharma, Inc.)

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2 and Note 19, the accompanying consolidated balance sheet of Entero Therapeutic, Inc. (the “Company” or f/k/a First Wave BioPharma, Inc.) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Note 2 and Note 19), present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting (as described in Note 2 and Note 19) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Macias Gini & O’Connell LLP.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company's auditor from 2015 to 2024.

/s/ Mazars USA LLP

New York, New York

March 29, 2024

ENTERO THERAPEUTICS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$163,476	$3,711,770
Prepaid expenses	145,319	1,244,466
Assets of disposal group held-for-sale	83,170,009	—
Total Current Assets	83,478,804	4,956,236

Property, equipment, and leasehold improvements, net	—	14,565

Other Assets:
Restricted cash	21,516	21,522
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	126,753	195,440
Deposits	98,251	11,250
Total Other Assets	1,930,702	1,912,394
Total Assets	$85,409,506	$6,883,195

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,959,248	$554,277
Accrued expenses	252,048	825,290
Accrued dividend payable	1,310,581	1,069,616
Note payable	—	612,784
Operating lease liabilities - current	81,510	67,111
Liabilities held-for-sale	22,941,497	—
Other current liabilities	1,236	4,239
Total Current Liabilities	27,546,120	3,133,317

Operating lease liabilities – non-current	59,024	146,949
Total Liabilities	27,605,144	3,280,266

Mezzanine Equity:
Series G preferred stock- Par value $0.0001 per share; 13,000 shares designated; 12,373.226 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	61,681,100	—
Stockholders’ Equity (Deficit):
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 475.56 and 514.96 shares issued and outstanding at December 31, 2024 and 2023, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2024 and 2023.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2024 and 2023.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at December 31, 2024 and 2023.	—	—
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 4,754,038 and 1,560,998 shares issued and outstanding at December 31, 2024 and 2023, respectively.	475	156
Additional paid-in capital	198,510,795	187,931,445
Accumulated deficit	(202,388,008)	(184,328,672)
Total Stockholders’ Equity (Deficit)	(3,876,738)	3,602,929
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$85,409,506	$6,883,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development expenses	$903,941	$5,033,218
General and administrative expenses	14,717,333	10,737,609
Total operating expenses	15,621,274	15,770,827

Loss from operations	(15,621,274)	(15,770,827)

Other expenses:
Interest income (expense), net	875	(19,932)
Other income (expense), net	1,378	(4,224)
Total other expenses	2,253	(24,156)
Loss from continued operations	(15,619,021)	(15,794,983)

Loss from discontinued operations, net of tax	(2,440,315)	—
Net loss	$(18,059,336)	$(15,794,983)
Preferred stock dividend	(240,965)	(308,128)
Net loss applicable to common shareholders	$(18,300,301)	$(16,103,111)

Basic and diluted weighted average shares outstanding	3,434,934	336,342

Loss per share - basic and diluted	$(5.33)	$(47.88)
Loss per share from discontinued operations - basic and diluted	$(0.71)	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit)

	Series G Convertible Preferred Stock		Series B Convertible				Additional		Total
	Mezzanine Equity		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	448,100	44	4,495,482	—	4,495,526
Issuance of common stock in connection with the exercise of warrants in the July 2024 Inducement Offering, net of offering costs	—	—	—	—	1,762,674	176	1,730,189	—	1,730,365
Issuance of stock upon acquisition of IMGX	11,777	57,790,474	—	—	36,830	4	2,300,496	—	2,300,500
Issuance of stock to financial advisors upon acquisition of IMGX	596	3,890,626	—	—	18,475	2	120,646	—	1,206,484
Exercise of pre-funded warrants into common stock	—	—	—	—	443,525	45	—	—	45
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(240,965)	—	(240,965)
Conversion of Series B preferred shares into common stock	—	—	(40)	—	35	—	—	—	—
Common stock issued to consultants	—	—	—	—	350,000	35	1,541,960	—	1,541,995
Issuance of common stock from RSU vest	—	—	—	—	133,401	13	(13)	—	—
Stock-based compensation	—	—	—	—	—	—	631,555	—	631,555
Net Loss	—	—	—	—	—	—	—	(18,059,336)	(18,059,336)
Balance, December 31, 2024	12,373	$61,681,100	475	$—	4,754,038	$475	$198,510,795	$(202,338,008)	$(3,876,738)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Series B Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	550	$—	49,750	$5	$171,275,836	$(168,533,689)	$2,742,152
Issuance of common stock, pre-funded warrants and warrants in the March 2023 Offering, net of issuance costs	—	—	6,400	1	3,690,972	—	3,690,973
Issuance of common stock in connection with the exercise of warrants in the June 2023 Inducement Offering, net of offering costs	—	—	86,216	9	2,239,056	—	2,239,065
Issuance of common stock, pre-funded warrants and warrants in the July 2023 offering, net of issuance costs	—	—	30,500	3	1,833,924	—	1,833,927
Issuance of common stock in connection with the exercise of warrants in the September 2023 Inducement Offering, net of offering costs	—	—	294,101	29	3,706,742	—	3,706,771
Issuance of common stock in connection with the exercise of warrants in the December 2023 Inducement Offering, net of offering costs	—	—	881,337	88	4,358,734	—	4,358,822
Exercise of pre-funded warrants into common stock	—	—	199,974	20	637	—	657
Deemed dividend of Series B preferred stock	—	—	—	—	(308,128)	—	(308,128)
Conversion of Series B preferred shares into common stock	(35)	—	28	—	—	—	—
Common stock issued to consultants	—	—	7,500	1	93,200	—	93,201
Issuance of common stock from RSU vest	—	—	5,673	—	—	—	—
Effect of cancelled shares from the 1-for-7 reverse stock split	—	—	(148)	—	—	—	—
Effect of cancelled shares from the 1-for-20 reverse stock split	—	—	(333)	—	—	—	—
Stock-based compensation	—	—	—	—	1,040,472	—	1,040,472
Net Loss	—	—	—	—	—	(15,794,983)	(15,794,983)
Balance, December 31, 2023	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,059,336)	$(15,794,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,946	29,274
Debt amortization	5,848	—
Change in right-of-use assets	72,919	63,821
Stock-based compensation	631,555	1,040,472
Common stock issued to consultants	1,541,995	93,201
Common stock issued to financial advisors at acquisition	120,648	—
Series G convertible preferred stock	3,890,626	—
Changes in operating assets and liabilities:
Other receivables	—	93,014
Prepaid expenses	1,099,147	712,365
Lease liabilities	(77,137)	(66,151)
Deposits	(87,001)	6,899
Accounts payable	1,644,848	(165,763)
Accrued expenses	(160,282)	1,617,898
Other assets and liabilities	109,401	(7,899)
Net cash used in operating activities	(9,217,823)	(12,377,852)

Cash flows from investing activities:
Cash acquired in acquisition of IMGX	88,169	—
Payment related to license agreement	—	(500,000)
Net cash provided by (used in) investing activities	88,169	(500,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of offering costs	4,495,526	5,524,900
Proceeds from the issuance of common stock in connection with the exercise of warrants from inducement offerings, net of offering costs	1,730,365	10,304,658
Proceeds from exercise of pre - funded warrants	45	657
Repayment of note payable	(644,582)	(603,494)
Net cash provided by financing activities	5,581,354	15,226,721

(Decrease) increase in cash and cash equivalents	(3,548,300)	2,348,869

Cash, cash equivalents and restricted cash, beginning balance	3,733,292	1,384,423
Cash, cash equivalents and restricted cash, ending balance	$184,992	$3,733,292

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,165	$22,463

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$152,331	$—
Fair value of Series G preferred stock issued in the IMGX acquisition	$57,790,474	$—
Fair value of options assumed in the IMGX acquisition	$1,271,000	$—
Fair value of warrants assumed in the IMGX acquisition	$789,000	$—
Accrued dividends on preferred stock	$(240,965)	$(308,128)
Issuance of note payable relating to insurance policies	$—	$683,001
Acquisitions
Tangible and intangible assets acquired, net of cash	$66,525,124	$—
Liabilities assumed	$(24,876,645)	$—
Goodwill	$18,354,326	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENTERO THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

In May 2024, the Company changed its name from First Wave Biopharma, Inc. to Entero Therapeutics, Inc.

The Company’s development pipeline consists of gut-restricted GI clinical drug candidates, including the biologic Adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients. The Company plans to continue development of its Adrulipase program in 2025.

In March 2024, the Company acquired ImmunogenX, Inc. (“ImmunogenX”) (the Company’s acquisition of ImmunogenX, the “Merger”), a private, clinical-stage biopharmaceutical company founded in 2013, which was developing the biologic, Latiglutenase, for celiac disease. ImmunogenX was also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”). The Company is seeking avenues to dispose of certain assets and liabilities of IMGX, including Latiglutenase and CypCel. As of December 31, 2024, these were classified as assets and liabilities held for sale and due to the short period of time since the close of the Merger and are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company’s operations and financial statements. See Note 3 for additional details regarding the Merger and see Note 4 for additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations.

The Company has given notice to terminate its license agreement with Sanofi for its Capeserod program, a selective 5-HT4 receptor partial agonist. The Company is also exploring strategic alternatives for its Niclosamide program, an oral small molecule with anti-viral and anti-inflammatory properties.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2024, the Company had cash and cash equivalents of approximately $185,000 and an accumulated deficit of approximately $202.4 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Subsequent to December 31, 2024, the Company closed on a revolving loan agreement in the principal amount of $2.0 million. Based on its cash on hand at December 31, 2024 and the available loan proceeds, the Company anticipates having sufficient cash to fund planned operations through September 2025. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Segment Information

The Company operates as one operating segment with a focus on research and development. The Chief Executive Officer (“CEO”), as the Company’s chief operating decision maker, manages and allocates resources to the operations of the Company on an aggregated basis. This enables the CEO to assess the Company’s overall level of available resources and determine how best to deploy these resources across functions, product and service lines, and strategic opportunities in line with the long-term Company-wide strategic goals.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. As of each of December 31, 2024 and December 31, 2023, the Company has classified approximately $22,000 as restricted cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. The Company may from time to time have cash in banks in excess of FDIC insurance limits. At December 31, 2023, the Company had approximately $3.7 million in one account in the U.S. in excess of these limits. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through December 31, 2024 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2024.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2024 and 2023, the Company does not have any significant uncertain tax positions.

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase shares of Common Stock of the Company during fiscal 2024 and 2023 were not included in the computation of diluted EPS because the Company has incurred a loss for the years ended December 31, 2024 and 2023 and the effect would be anti-dilutive.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company has not recognized any impairment charges through December 31, 2024 related to IPR&D.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which modified the disclosure and presentation requirements primarily through enhanced disclosures of significant segment expenses and clarified that single reportable segment entities must apply Topic 280 in its entirety. This guidance is effective for the Company for the year beginning January 1, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statement. The Company adopted ASU 2023-07 on January 1, 2024. The adoption of the guidance resulted in expanded disclosures in Note 19. This adoption did not have an effect on the Company’s consolidated balance sheets, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 and the adoption is not expected to have a material effect on the Company’s financial statement disclosures.

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

The Company incurred transaction costs of approximately $5.5 million which are included in the Company’s condensed consolidated statement of operations.

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

All intangible assets acquired are not subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Asset	Useful Life	Fair Value
Patents	2 years	$140,000
Trade names and trademarks	6 years	230,000
IPR&D – Latiglutenase	Indefinite	54,000,000
IPR&D - CypCel	Indefinite	$9,000,000

Net loss in the Condensed Consolidated Statement of Operations for the twelve months ended December 31, 2024 includes net losses of IMGX from the date of acquisition to December 31, 2024 of approximately $2.4 million, which is classified as discontinued operations.

The Merger is classified as held for sale as of December 31, 2024. Refer to Note 4 for further information.

Pro forma disclosure for the IMGX acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

Twelve Months
Ended December 31, 2024
Operating expenses	$15,621,274
Loss before discontinued operations	(15,619,022)
Loss from discontinued operations	(2,440,315)
Net loss applicable to common shareholders	(18,300,301)
Basic and diluted weighted average shares outstanding	45,657
Loss per share - basic and diluted	$(400.82)

Note 4 – Discontinued Operations and Assets and Liabilities Held for Sale

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

The following table summarizes the Company’s loss from discontinued operations for the twelve months ended December 31, 2024 and 2023.

	Twelve Months Ended
	December 31,
	2024	2023
Operating expenses:
Research and development expenses	$1,238,786	$—
General and administrative expenses	157,379	—
Total operating expenses	1,396,165	—
Interest expense	(979,002)	—
Other (expense) income	(65,148)	—
Loss from discontinued operations	$(2,440,315)	$—

The assets and liabilities associated with discontinued operations consist of the following as of December 31, 2024:

Assets held for sale:
Prepaid expenses and other current assets	$3,131,929
Property and equipment, net	16,180
Goodwill and intangible assets	80,021,900
Total assets held for sale	$83,170,009
Liabilities held for sale:
Accounts payable	$156,086
Accrued expenses and other current liabilities	2,508,990
Debt	6,403,737
Deferred tax liability	13,872,684
Total liabilities held for sale	$22,941,497

Total assets and liabilities classified as held for sale are presented as current assets and liabilities, respectively, as they are anticipated to be sold within 12 months.

The Company recognized total depreciation and amortization of $34,381, amortization of debt discount $5,847 and a reduction in right of use asset of $4,382. There are changes in accounts payable of $760,123, accrued liabilities of $381,163, lease liability $3,611 and deferred tax liability of $112,400. These amounts are all categorized as cash used in operating activities within the Statement of Cash Flows.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting
		Date Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2024:
Money market funds	$12,723	$12,723	$—	$—	$12,723
December 31, 2023:
Money market funds	12,131	12,131	—	—	12,131
Note payable	$612,784	$—	$612,784	$—	$612,784

At December 31, 2024 and 2023, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 6 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2024	2023
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(87,818)	(73,253)
Property, plant and equipment, net	$—	$14,565

Depreciation expense was $14,565 and $29,274 for each of the years ended December 31, 2024 and December 31, 2023, respectively.

Note 7 – Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2023	$1,684,182
Balance on December 31, 2023	1,684,182
IMGX acquisition	18,354,326
Goodwill reclassified as held-for-sale	(18,354,326)
Balance on December 31, 2024	$1,684,182

Note 8 – Intangible Assets and In-Process R&D

Intangible assets consist of IPR&D, patents, tradenames and trademarks acquired from ImmunogenX. As of December 31, 2024, Intangible assets have been reclassified as held for sale. Intangible assets and IPR&D activity is as follows:

	Estimated	December 31,
	Useful Life	2024
Patents	2 years	$140,000
Trademarks and trade names	6 years	230,000
Less: accumulated amortization		(31,598)
Intangible assets, net		338,402
In-process R&D		63,000,000
Intangible assets and in-process R&D reclassified as held for sale		(60,338,402)
Total intangible assets and in-process R&D, net		$—

Note 9 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Professional fees	186,173	253,577
Consulting	65,875	75,972
Payroll and benefits	—	495,741
Total accrued expenses	$252,048	$825,290

Note 10 – Capital Stock

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

Common Stock

The Company had 4,754,038 and 1,560,998 shares of its Common Stock issued and outstanding at December 31, 2024 and 2023, respectively.

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

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of December 31, 2024 and 2023, 475.56 and 514.96 shares of Series B Preferred Stock were issued and outstanding, respectively. Approximately 2,282.23 shares of Series B Preferred Stock remain authorized but undesignated and unissued.

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. As of December 31, 2024 and 2023, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,903 shares of Series C Preferred Stock remaining authorized but unissued.

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on December 31, 2024 and 2023.

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on December 31, 2024 and 2023.

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock and had 0 shares of Series F Preferred Stock issued and outstanding on December 31, 2024 and 2023.

At December 31, 2023, the Company had approximately 9,999,485.04 shares of preferred stock remaining authorized but unissued.

Mezzanine Equity

Series G Preferred Stock

The Company had 12,373.226 and 0 shares of Series G stock issued and outstanding on December 31, 2024 and 2023, respectively.

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

Most Favored Nations Exchange Right and Waiver Agreements

In the event the Company effects any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, or a combination of units thereof (a “Subsequent Financing”), each holder of the Series B Preferred Stock used to have the right, subject to certain exceptions set forth in the Series B Certificate of Designations, at its option, to exchange (in lieu of cash subscription payments) all or some of the Series B Preferred Stock then held (with a value per share of Series B Preferred Stock equal to the stated value of each share of Series B Preferred Stock, or $7,700.00, plus accrued and unpaid dividends thereon, of the Series B Preferred Stock (the “Exchange Amount”)) for any securities or units issued in a Subsequent Financing on dollar-for-dollar basis (the “Series B Exchange Right”). Effective May 12, 2022, the holders of 81.3% of the outstanding shares of the Series B Preferred Stock permanently waived for themselves and all other holders of the Series B Preferred Stock the Series B Exchange Right with respect to any Subsequent Financing occurring on or after January 1, 2022 (the “Permanent Waiver”). Holders of Series B Preferred Stock as of the April 27, 2022 record date were entitled to notice of and to consent to the Permanent Waiver.

As of December 31, 2024, (i) holders of approximately 1,839.76 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $14.4 million had previously elected to exercise their Series B Exchange Rights into Series C Preferred Stock, convertible into an aggregate of 395 shares of Common Stock (which conversion the Company has elected to make in full), and additional Investor Warrants exercisable for up to an aggregate of 395 shares of Common Stock, (ii) holders of approximately 169.57 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $1.6 million had previously elected to exercise their Series B Exchange Rights into 136 shares of Common Stock with no warrants, and (iii) holders of approximately 30.91 shares of Series B Preferred Stock with an aggregate Exchange Amount of approximately $265,000 had previously elected to exercise their Series B Exchange Rights into 44 shares of Common Stock, and additional Series C Warrants exercisable for up to an aggregate of 44 shares of Common Stock.

July 2024 Inducement Offering

On July 10, 2024, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder (the “Holder”) of warrants to purchase shares of the Company’s common stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase 1,762,674 shares of the Company’s common stock (the “Existing Warrant Shares”), in the aggregate, at a reduced exercised price of $1.09 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 3,525,348 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Inducement Warrants will be exercisable upon the receipt of stockholder approval and may be exercised until the fifth anniversary of the date on which such stockholder approval is obtained. The Company received aggregate gross proceeds of approximately $1.9 million from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth approximately $116,000 for its services and for reimbursement for certain expenses.

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

The Company received gross proceeds of approximately $1.1 million less placement agent’s fees and other offering expenses of approximately $182,000.

March 2024 Registered Direct Offering

On March 6, 2024, the Company completed a Registered Direct Offering (the “March 2024 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) 173,100 shares of Common Stock, (ii) pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 352,525 shares of Common Stock and (iii) common warrants (the “March 2024 Warrants”) to purchase up to an aggregate of 525,625 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2024 Warrant to purchase one share of Common Stock was $7.61 per share. The March 2024 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The March 2024 Warrants have an exercise price of $7.48 per share, are exercisable immediately and will expire five years from the initial exercise date. The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $393,000.

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

Common Stock Issuances

2024 Issuances

During the year ended December 31, 2024, the Company issued 173,100 and 275,000 shares of Common Stock under the March 2024 Offering and May 2024 Offering, respectively, for which the Company received net proceeds of approximately $4.5 million.

During the year ended December 31, 2024, the Company issued 1,762,674 shares of Common Stock under the July 2024 Inducement Offering for which the Company received net proceeds of approximately $1.7 million.

During the year ended December 31, 2024, the Company issued an aggregate of 36,830 shares of Common Stock with a value of $2.3 million in connection with the IMGX acquisition.

During the year ended December 31, 2024, the Company issued an aggregate of 18,475 shares of Common Stock with a value of approximately $121,000 to its financial advisors in connection with the IMGX acquisition.

During the year ended December 31, 2024, the Company issued an aggregate of 443,525 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001 (See Note 11).

During the year ended December 31, 2024, the Company issued an aggregate of 35 shares of Common Stock upon the exchange of an aggregate of 39 shares of Series B Preferred Stock with a stated value of approximately $303,337 plus accrued dividends of approximately $94,540.

During the year ended December 31, 2024, the Company issued an aggregate of 350,000 shares of its Common Stock to consultants with a grant date fair value of approximately $1,541,995 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the year ended December 31, 2024, the Company issued an aggregate of 133,401 shares of Common Stock upon the vesting of RSUs (See Note 12).

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

Note 11 – Warrants

Warrant activity for the years ending December 31, 2024 and 2023 were as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2024	1,779,780	$19.29	4.99
Issued during the period	5,226,498	1.87	4.60
Assumed from IMGX	127,680	3.48	8.22
Expired during the period	(45)	52,500.00	—
Exercised during the period	(2,206,199)	3.99	8.12
Warrants outstanding and exercisable on December 31, 2024	4,927,714	$6.98	4.71

Warrants outstanding and exercisable on January 1, 2023	108,797	$383.20	5.50
Issued during the period	3,132,614	9.17	4.81
Expired during the period	(3)	107,100.00	—
Exercised during the period	(1,461,628)	14.84	4.57
Warrants outstanding and exercisable on December 31, 2023	1,779,780	$19.29	4.99

The weighted average fair value of warrants granted during the years ended December 31, 2024 and 2023, was $1.87 and $22.78 per share, respectively. The grant date fair values were calculated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2024	2023
Expected life (in years)	4.71	5.00
Volatility	107.5 - 119.6%	103.8 - 110.2%
Risk-free interest rate	4.17 - 4.46%	3.60 - 4.45%
Dividend yield	—%	—%

The outstanding warrants expire from 2025 through 2033.

During the year ended December 31, 2024, the Company issued warrants to purchase 525,625 shares of the Company’s Common Stock and pre-funded warrants to purchase 352,525 shares of the Company’s Common Stock in connection with the March 2024 Offering, warrants to purchase 732,000 shares of the Company’s Common Stock and pre-funded warrants to purchase 91,000 shares of the Company’s Common Stock in connection with the May 2024 Offering, and warrants to purchase 3,525,348 shares of the Company’s Common Stock in connection with the July Inducement Offering (See Note 10). Additionally, the Company assumed warrants to purchase 127,680 shares of the Company’s Common Stock in connection with the IMGX acquisition.

During the year ended December 31, 2024, an investor exercised pre-funded warrants to purchase 443,525 shares of the Company’s Common Stock and common stock warrants to purchase 1,762,674 shares of the Company’s Common Stock in connection with previous offerings.

During the year ended December 31, 2023, the Company issued warrants and pre - funded warrants to purchase 147,053 shares of the Company’s Common Stock in connection with the March 2023 Offering, warrants to purchase 172,433 shares of the Company’s Common Stock in connection with the June 2023 Inducement Offering, warrants and pre - funded warrants to purchase 462,250 shares of the Company’s Common Stock in connection with the July 2023 Offering, warrants to purchase 588,204 shares of the Company’s Common Stock in connection with the September 2023 Inducement Offering, and warrants to purchase 1,762,674 shares of the Company’s Common Stock in connection with the December 2023 Inducement Offering (See Note 9).

During the year ended December 31, 2023, an investor exercised pre - funded warrants to purchase 199,974 shares of the Company’s Common Stock in connection with previous offerings. During the year ended December 31, 2023, an investor exercised warrants to purchase 1,261,654 shares of the Company’s Common Stock in connection with previous offerings as a result of the June 2023, September 2023, and December 2023 Inducement Offerings (see Note 9).

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

As of December 31, 2024, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 9 are issued and outstanding, and 4 shares are reserved subject to issuance of restricted stock and RSUs.

As of December 31, 2024, 334,078 total shares were authorized under the 2020 Plan, of which 156,073 were issued and outstanding and 178,005 shares were available for potential issuances.

As of January 1, 2025, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 969,356 under the 2020 Plan’s evergreen provision.

The following table summarizes the Company’s stock option activity:

		Weighted	Remaining
		Average	Contract
	Number	Exercise	Life	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding as of January 1, 2024	426	$6,103.81	8.53	$—
Acquired from IMGX	200,652	0.81	6.80	—
Cancelled	(111,229)	14.80	—	—
Outstanding as of December 31, 2024	89,849	$10.43	7.06	$—
Exercisable as of December 31, 2024	89,838	$9.82	7.06	$—

Outstanding as of January 1, 2023	179	$15,956.72	8.22	$—
Granted	250	74.60	9.40	—
Expired	(3)	91,560.00	—	—
Outstanding as of December 31, 2023	426	$6,103.81	8.53	$—
Exercisable as of December 31, 2023	384	$5,651.52	8.60	$—

There were no grant of options during the year ended December 31, 2024, however, the Company assumed fully vested options to purchase 200,652 shares of the Company’s Common Stock issued under the IMGX 2021 Plan. During the year ended December 31, 2023, the Board approved the grant of options to purchase 250 shares of the Company’s Common Stock pursuant to the 2020 Plan. In general, options granted under the 2020 Plan vest monthly over a 36-month period. The fair values were estimated on the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2024	2023
Contractual term (in years)	—	6.5
Volatility	—%	98.8%
Risk-free interest rate	—%	4.08%
Dividend yield	—%	—%

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

The weighted average fair value of stock options granted during the year ended December 31, 2023 was $61.00 per share.

The total fair value of the stock options vested, subject to service-based milestone vesting conditions, during the years ended December 31, 2024 and 2023 was approximately $7,000 and $112,000, respectively.

The total fair value of the stock options vested, subject to performance-based milestone vesting conditions, during each of the years ended December 31, 2024 and 2023 was $0.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards (“RSUs”) refer to an award under the 2014 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of each December 31, 2024 and December 31, 2023, under the 2014 Plan, the Company had an aggregate unrecognized restricted Common Stock expense of approximately $157,500 and $269,500 respectively, which will be recognized when vesting of certain milestones become probable.

During the years ended December 31, 2024 and 2023, RSU activity under the 2020 Plan was as follows:

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Grant Date	Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2024	52,271	$4.31	9.96
Awarded	150,421	3.57	—
Vested	(145,092)	3.91	—
Cancelled	(52,600)	3.33	—
Non-vested Outstanding at December 31, 2024	5,000	$3.96	2.24

Non-vested Outstanding at January 1, 2023	—	$—	—
Awarded	58,460	16.98	—
Vested	(5,673)	124.00	—
Cancelled	(516)	124.00	—
Non-vested Outstanding at December 31, 2023	52,271	$4.31	9.96

During the year ended December 31, 2024, the Board approved the grant of 150,421 RSUs pursuant to the 2020 Plan, which vest quarterly over a one - year period. During the year ended December 31, 2024, 145,092 RSUs vested of which 11,691 were issued in January 2025.

During the year ended December 31, 2023, the Board approved the grant of 58,460 RSUs pursuant to the 2020 Plan. Of the RSUs granted, 50,455 vest upon a performance milestone and 8,005 vest quarterly over a one - year period. During the year ended December 31, 2023, 5,673 RSUs vested.

Stock - based Compensation Expense

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Year Ending December 31,
	2024	2023
Research and development	$60,045	$123,146
General and administrative	571,510	917,326
Total stock-based compensation expense	$631,555	$1,040,472

As of December 31, 2024, the Company had unrecognized stock - based compensation expense of approximately $21,000. Approximately $7,000 of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 0.16 years.

As of December 31, 2023, the Company had unrecognized stock - based compensation expense of approximately $505,000. Approximately $96,000 of this unrecognized expense will be recognized over the average remaining vesting term of the stock options of 1.05 years. Approximately $409,000 of this unrecognized expense will vest upon achieving certain clinical and/or corporate milestones.

Note 13 – Agreements

License Agreement with Sanofi

On September 13, 2023, the Company entered into a License Agreement with Sanofi, pursuant to which the Company received a license to obtain certain exclusive worldwide rights to develop and commercialize Capeserod, a selective 5-HT4 receptor partial agonist which the Company intended to repurpose and develop for gastrointestinal indications.

The Company paid Sanofi an upfront payment of $500,000 in October 2023 and Sanofi was eligible to receive up to $46.0 million in potential development and regulatory milestone payments and up to $235.0 million in potential commercial milestone payments. Sanofi was also eligible to receive mid-to-high single-digit royalties on net sales, as well as a percentage of sublicense and transfer revenues with respect to Capeserod. Sanofi also had a right of first refusal with respect to Capeserod out-licensing transactions.

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

The License Agreement was to expire on a country-by-country basis upon the later of: (i) the expiration of the last to expire valid claim of an applicable patent in such country covering such licensed product, (ii) the expiration of the regulatory exclusivity for such licensed product in the applicable country and (iii) the tenth anniversary of the date of first commercial sale of a licensed product in such country. Each party may terminate the License Agreement if the other party materially breaches its obligations under the License Agreement and fails to cure such material breach within 60 days from the date of such notice of breach, except in the case of payment breach, as to which the breaching party will have only a ten-day cure period. Sanofi may terminate the License Agreement upon any bankruptcy proceedings by the Company. The Company may terminate the License Agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. On February 26, 2025, the Company provided notice to Sanofi to terminate the License Agreement. No payments are due to Sanofi and the Company expects the termination to be effective in April 2025.

Note 14 – Leases

The Company leases its office under an operating lease which is subject to various rent provisions and escalation clauses.

The Company is a party to one real property operating lease for the rental of office space. The Company has office space of 3,472 square feet in Boca Raton, Florida that is used for its corporate headquarters with a term through August 31, 2026. The Company previously had office space in Newport Beach, California with a term through April 30, 2025, which was terminated in November 2024. The Company also previously had office space in Brooklyn, New York on a month-to-month basis, which was terminated in June 2023.

The Company’s lease expires in 2026. The escalation clause is indeterminable and considered not material and has been excluded from minimum future annual rental payments.

Lease expense amounted to approximately $156,000 and $154,000 for the years ended December 31, 2024 and 2023, respectively.

The weighted-average remaining lease term and weighted-average discount rate under operating leases at December 31, 2024 were:

December 31,
2024
Lease term and discount rate
Weighted-average remaining lease term	1.7 years
Weighted-average discount rate	7.00%

Maturities of operating lease liabilities at December 31, 2024 were as follows:

2025	$88,788
2026	60,593
Total lease payments	149,381
Less imputed interest	(8,847)
Present value of lease liabilities	$140,534

Note 15 – Debt

Debt consists of the following:

		Related		Directors
		party		and Officer’s
	Revolving	promissory		Liability
	line of credit	notes	EIDL loan	Insurance	Total
Principal balance as of January 1, 2024	$—	$—	$—	$612,784	$612,784
Additions	5,359,860	1,000,000	500,000	31,798	6,891,658
Payments	—	—	—	(644,582)	(644,582)
Debt discount	—	—	(456,123)	—	(456,123)
Reclassification to liabilities held for sale	(5,359,860)	(1,000,000)	(43,877)	—	(6,403,737)
Total debt as of December 31, 2024	$—	$—	$—	$—	$—

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

Promissory notes

In connection with the IMGX acquisition, the Company assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $500,000, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of December 31, 2024, the promissory notes and all accrued interest has been reclassified to liabilities of disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, the Company assumed an Economic Injury Disaster Loan (“EIDL”) loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. The Company determined the loan has a fair value as of the assumption date of March 13, 2024 of $38,000, resulting in a discount of $462,000 which is amortized over the remaining life of the loan. All unpaid principal and interest are due at maturity on June 30, 2050. As of December 31, 2024, the EIDL loan and all accrued interest has been reclassified to liabilities of disposal group held for sale.

Directors and Officer’s Liability Insurance

On November 30, 2023, the Company entered into 9-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $683,000 that bears interest at an annual rate of 7.90%. In June 2024, approximately $32,000 was added to the financing agreement. The balance due under these financing agreements was $0 at December 31, 2024 and approximately $613,000 at December 31, 2023.

Note 16 - Income Taxes

The Company is subject to taxation at the federal and state levels in the United States. At December 31, 2024 and 2023, the Company had no tax provision.

At December 31, 2024 and 2023, the Company had gross deferred tax assets of approximately $23.7 million and $33.4 million, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $37.6 million and $33.4 million has been established at December 31, 2024 and 2023, respectively. The change in the valuation allowance was approximately $4.2 million and $4.0 million in 2024 and 2023, respectively.

The significant components of the Company’s net deferred tax assets and liabilities consisted of:

	December 31,
	2024	2023
Gross deferred tax assets:
Net operating loss carry-forwards	$29,616,000	$23,080,000
Stock compensation	280,000	234,000
Intangible assets	5,013,000	5,399,000
Capitalized research and development	2,299,000	2,586,000
Research and development credits	2,239,000	2,087,000
Other	105,000	87,000
Deferred tax assets before valuation allowance	$39,552,000	$33,473,000
Valuation allowance	(37,649,000)	(33,425,000)
Deferred tax assets net of valuation allowance	$1,903,000	$48,000
Gross deferred tax liabilities:
Right of use asset	(32,000)	(48,000)
Indefinite loved intangibles	(15,744,000)	—
Total deferred tax liability	$(15,776,000)	$(48,000)
Total deferred tax asset, net	$(13,873,000)	$—

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2024	2023
Income tax benefit at statutory rate	21.0%	21.0%
State income tax	5.8	2.8
Non-deductible expense	(0.3)	(0.6)
Change in valuation allowance	(23.6)	(25.2)
Prior year adjustments	—	(0.5)
Non-deductible transaction costs	(5.6)	—
Other	2.7	2.5
Total income tax benefit	0.0%	0.0%

As of December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $120.0 million and $97.8 million, respectively, to offset future federal and state taxable income. Of the approximately $120.0 million of federal net operating loss carryforwards, approximately $14.8 million will begin to expire starting in 2034. The remaining federal net operating loss carryforwards do not expire, but their utilization is limited to 80% of taxable income. The state net operating loss carryforwards of approximately $97.8 million will begin to expire in 2034. As of December 31, 2024, the Company also has federal research and development tax credit carryforwards of approximately $2.2 million to offset future income taxes, which expire beginning in 2040.

The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed a study to determine whether transactions that have occurred over the past three years may have triggered an ownership change limitation. Any 382 limitations on net operating loss carryforwards would not have an impact on the financial statements due to the full valuation allowance.

The Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes, at December 31, 2024 and 2023, respectively. None are expected in the next twelve months.

Note 17 - Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive. The dilutive effect of the outstanding stock options and warrants, if applicable, is computed using the treasury stock method.

All shares of Common Stock that may potentially be issued in the future are as follows:

	December 31, 2024	December 31, 2023
Series G convertible preferred stock	12,373,226	—
Common stock warrants	4,927,714	1,779,780
Stock options	89,849	426
RSUs not yet issued	5,000	52,271
Convertible preferred stock (1)	136	141
Restricted stock not yet issued	4	4
Total shares of common stock issuable	17,395,929	1,832,622

(1)Convertible preferred stock is assumed to be converted at the rate of $32,340 per common share, which is the conversion price as of December 31, 2024.

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

Employer contributions under this 401(k) plan amounted to approximately $95,000 and $87,000 for the years ended December 31, 2024 and 2023, respectively.

Note 19 – Segments

FASB ASC 280-10-50 requires use of the “management approach” model for segment reporting. The management approach is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other way management disaggregates a company.

The Company has historically determined that its reportable segment is drug development for the treatment of GI diseases. The Company identified its reporting segment based on the business activities of the Company and the financial information used by its chief operating decision maker, the CEO, to make decisions regarding the allocation of resources to and the financial performance of the reporting segment. During the years ended December 31, 2024, and 2023, the Company has only engaged in business activities in a single operating segment.

Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment. The reporting segment follows the same accounting policies used in the preparation of the Company’s financial statements.

The following represents selected information for the Company’s reportable segments:

	December 31, 2024	December 31, 2023
Operating loss by segment:
Drug development	$(2,114,643)	$(4,869,278)
Total operating loss by segment	$(2,114,643)	$(4,869,278)

The table below reconciles the Company’s operating income by segment to income before income taxes as reported in the Company’s condensed consolidated statements of operations:

	December 31, 2024	December 31, 2023
Operating loss by segment	$(2,114,643)	$(4,869,278)
Corporate unallocated costs	(8,849,233)	(9,831,803)
Depreciation expense	(14,565)	(29,274)
Stock-based compensation	(631,555)	(1,040,472)
Non-cash financial advisor fees	(4,011,274)	—
Interest income (expense), net	875	(19,932)
Other income (expense), net	1,374	(4,224)
Loss from discontinued operations	(2,440,315)	—
Net loss	$(18,059,336)	$(15,794,983)

Note 20 - Subsequent Events

Revolving Loan Agreement

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. The Company shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $550,000 to the Company on January 31, 2025.

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue daily commencing on January 31, 2025 until paid in full. The outstanding principal balance of all outstanding loans under the Financing, all accrued and unpaid interest and all other amounts, costs, expenses and/or liquidated damages are due in full on January 31, 2026. The Revolving Loan Agreement contains customary events of default. If an event of default occurs, the Lender may accelerate the indebtedness under the Revolving Loan Agreement, and an amount equal to 120% of the of the outstanding principal amount and accrued and unpaid interest plus liquidated damages and other amounts, costs, expenses and/or liquidated damages due under or in respect of the Loan Documents (as defined under the Revolving Loan Agreement) for the Financing, if any.

The Revolving Loan Agreement provides that it is a condition of the closing of the Financing that not less than three of the current members of our Board of Directors resign and that three nominees designated by the Lender (“Lender Board Member Candidates”) be appointed to the Board of Directors by the remaining members of the Board of Directors. The Revolving Loan Agreement also provides that we will use our reasonable best efforts to consummate an underwritten or “best efforts” public offering of not less than $5,000,000 by us of our common stock and/or any convertible security or warrant, option or other right to subscribe for or purchase any additional shares of our common stock (“Qualified Public Equity Offering”) as soon as practicable, and the Lender shall cooperate with us in connection therewith. If, despite the reasonable best efforts of the Borrower, (x) a registration statement with respect to securities to be offered in a Qualified Public Equity Offering (the “QPEO S-1”) is not filed within 45 days following the initial Closing Date, or (y) a Qualified Public Equity Offering is not consummated within the earlier of (A) 120 days from the initial filing of the QPEO S-1 and (B) 30 days of a QPEO S-1 being declared effective by the SEC, then the Lender Board Member Candidates shall, upon the written request of the remaining members of the Board of Directors, resign from all of their respective positions on the Board of Directors.

Rescission Agreement with ImmunogenX

In March 2025, the Company announced that it entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”).

Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding membership interests (the “Membership Interests”) of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants; and (iv) provide for such additional agreements as are set forth therein.

Pursuant to the terms of the Rescission Agreement (i) each Shareholder agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, as set forth in the Rescission Agreement, (ii) each Shareholder agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the Assumed Options and Assumed Warrants as set forth in the Rescission Agreement, including any Common Stock into which such Assumed Options and Assumed Warrants are not or ever have been converted or are convertible, (iii) the Company agreed to cancel, waive, relinquish and disclaim in all respects any and all claims and/or rights to record or beneficial ownership in and to the Membership Interests of IMGX, and (iv) the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt.

In addition, under the terms of the Rescission Agreement, the Company shall have no obligation and will released from any and all obligations with respect to the assets or business of IMGX incurred after the Closing Date, as defined in the Rescission Agreement, or prior to the Closing Date, except as provided in the Rescission Agreement, unless approved in writing by the Company.

The obligations of each party to the Rescission Agreement to consummate the transactions contemplated by the Rescission Agreement are subject to the fulfillment, at or prior to the Closing, as defined in the Rescission Agreement, of each of the conditions set forth in the Rescission Agreement, and among others, that (i) the Company shall have obtained approval of its shareholders for the transfer of the Membership Interests to the Shareholders, and the other consents, authorizations or approvals from the parties as set forth in the Rescission Agreement to consummate the transactions contemplated by this Agreement, (ii) the Shareholders shall have delivered a mutually satisfactory voting agreement agreeing to, including other things, vote the Shares held by them in favor of the transactions contemplated by the Rescission Agreement, and (iii) the Company shall have received a resignation letter from Jack Syage resigning from all positions with the Company.

The Rescission Agreement may be terminated and the transactions contemplated thereby may be abandoned by the Company or the Shareholder Representative, as defined in the Rescission Agreement, if the transactions contemplated thereby shall not have been consummated by June 30, 2025, unless the Company and Shareholder Representative shall have consented to a subsequent date.