Form 10-K/A
period 2024-12-31
Entero Therapeutics, Inc.
filed 2025-04-09
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Explanatory Note:

The only modification made to the previously filed Form 10-K is the addition of the date, ‘April 1, 2025’, at the bottom of the Report of Independent Registered Public Accounting Firm found on F-3. No other changes have been made to the content of the filing.

-i-

ENTERO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2024

-ii-

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

-iii-

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

-iv-

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

ENTERO THERAPEUTICS, INC.

April 9, 2025
	By:	/s/ Richard Paolone
Name: Richard Paolone
Title: Interim Chief Executive Officer

	By:	/s/ Anna Skowron
Name: Anna Skowron
Title: Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Richad Paolone	Interim Chief Executive Officer and Director	April 9, 2025
Richard Paolone	(principal executive officer)

/s/ Anna Skowron	Interim Chief Financial Officer	April 9, 2025
Anna Skowron	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Director	April 9, 2025
Edward J. Borkowski

/s/ Eric G. Corbett	Director	April 9, 2025
Eric G. Corbett

/s/ Manpreet Uppal	Director	April 9, 2025
Manpreet Uppal

/s/ Jack Syage	Director	April 9, 2025
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

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the business combination and subsequent determination of the acquired assets/liabilities meeting held for sale and discontinued operations criteria, included the following procedures, among others:

●	Validated the purchase price and the opening balance of the assets acquired and liabilities assumed.
●	Tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the data used in the calculation of IPR&D intangibles recognized through the business combination.
●	Evaluated the appropriateness of the valuation methodologies used, as well as auditing the key assumptions and inputs utilized by management in the valuation models, including anticipated future cash flows, discount rates, market multiples, risk-free rate, and other inputs, as applicable. To this effect, we utilized our valuation expert to help assist in independently replicating valuation models utilized in computing fair value and evaluating the reasonableness of underlying assumptions and estimates.
●	Evaluated management’s assessment of held for sale and discontinued operations criteria being satisfied as part of the planned disposition transactions. We obtained the agreements signed during the subsequent period to cancel equity/equity linked instruments issued as consideration for the business combination. These cancellations of non-cash equity consideration transferred would also become the estimated selling price of assets held for sale and directly impacts the carrying value of the held for sale assets and related impairments if any.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2024.

Melville, NY

April 1, 2025

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