Form 10-Q
period 2025-03-31
Entero Therapeutics, Inc.
filed 2025-05-15
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 4,765,729 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of May 15, 2025.

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024, included in our Annual Report filed on Form 10 – K/A, filed with the SEC on April 9, 2025.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025.

ENTERO THERAPEUTICS, INC.

Consolidated Balance Sheets (unaudited)

	March 31,
	2025	December 31,
	(unaudited)	2024
ASSETS

Current Assets:
Cash and cash equivalents	$59,352	$163,476
Prepaid expenses	233,869	145,319
Assets of disposal group held-for-sale	83,170,009	83,170,009
Total Current Assets	83,463,230	83,478,804

Other Assets:
Restricted cash	7,005	21,516
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	—	126,753
Deposits	49,122	98,251
Total Other Assets	1,740,309	1,930,702
Total Assets	$85,203,539	$85,409,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$2,849,928	$2,959,248
Accrued expenses	303,880	252,048
Accrued dividend payable	1,391,844	1,310,581
Line of credit	700,000	—
Operating lease liabilities - current	135,609	81,510
Liabilities held-for-sale	23,223,137	22,941,497
Other current liabilities	135,659	1,236
Total Current Liabilities	28,740,057	27,546,120

Operating lease liabilities – non-current	—	59,024
Total Liabilities	28,740,057	27,605,144

Mezzanine Equity:
Series G preferred stock- Par value $0.0001 per share; 13,000 shares designated; 0 and 12,373.226 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	61,681,100	61,681,100
Stockholders’ Equity (Deficit):
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 0 and 475.56 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 4,765,729 and 4,754,038 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	477	475
Additional paid-in capital	198,429,533	198,510,795
Accumulated deficit	(203,647,628)	(202,388,008)
Total Stockholders’ Equity (Deficit)	(5,217,618)	(3,876,738)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$85,203,539	$85,409,506

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development expenses	$15,827	$554,662
General and administrative expenses	805,559	8,544,386
Total operating expenses	821,386	9,099,048

Loss from operations	(821,386)	(9,099,048)

Other (expenses) income:
Interest expense	(17,902)	—
Interest income	—	228
Other expense	(108,817)	(653)
Total other expenses	(126,719)	(425)

Loss from continued operations	(948,105)	(9,099,473)

Income tax benefit	—	14,859,887

Loss from discontinued operations net of tax	(311,515)	(192,808)
Net income (loss)	$(1,259,620)	$5,567,606

Preferred stock dividends	(81,262)	(66,144)
Net income (loss) applicable to common shareholders	$(1,340,882)	$5,501,462

Basic weighted average shares outstanding	4,765,004	1,761,953
Diluted weighted average shares outstanding	—	14,511,461
Income (loss) per share - basic	$(0.28)	$3.12
Income (loss) per share - diluted	$(0.28)	$0.38

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	12,373.23	$61,681,100	476	$—	4,754,038	$475	$198,510,795	$(202,388,008)	$(3,876,738)
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(81,263)	—	(81,263)
Issuance of common stock from RSU vest	—	—	—	—	11,691	2	—	—	2
Net loss	—	—	—	—	—	—	—	(1,259,620)	(1,259,620)
Balance, March 31, 2025	12,373	$61,681,100	476	$—	4,765,729	$477	$198,429,532	$(203,647,628)	$(52,176,189)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	173,100	17	3,604,919	—	3,604,936
Issuance of Series G convertible preferred stock upon acquisition of IMGX	11,777	57,790,474	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of IMGX	—	—	—	—	36,830	4	2,300,496	—	2,300,500
Issuance of Series G convertible preferred stock to financial advisors	596	3,890,626	—	—	—	—	—	—	—
Issuance of common stock to financial advisors	—	—	—	—	18,475	2	120,646	—	120,648
Exercise of pre-funded warrants into common stock	—	—	—	—	83,525	9	—	—	9
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(66,144)	—	(66,144)
Conversion of Series B preferred shares into common stock	—	—	(10)	—	9	—	—	—	—
Common stock issued to consultants	—	—	—	—	100,000	10	780,990	—	781,000
Issuance of common stock from RSU vest	—	—	—	—	52,271	5	(5)	—	—
Stock-based compensation	—	—	—	—	—	—	271,360	—	271,360
Net income	—	—	—	—	—	—	—	5,567,606	5,567,606
Balance, March 31, 2024	12,373	$61,681,100	505	$—	2,025,208	$203	$194,943,707	$(178,761,066)	$16,182,844

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,259,620)	$5,567,606
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	12,293
Change in right-of-use assets	17,994	18,251
Impairment of right-of-use assets	108,759	—
Stock-based compensation	—	271,360
Common stock granted to consultants	—	781,000
Common stock issued to financial advisors at acquisition	—	120,648
Series G convertible preferred stock issued to financial advisors at acquisition	—	3,890,626
Deferred taxes	—	(14,859,887)
Changes in assets and liabilities:
Other receivables	—	—
Prepaid expenses	(88,550)	318,342
Lease liabilities	(4,925)	(18,863)
Deposits	49,129	—
Accounts payable	(109,320)	526,033
Accrued expenses	51,832	(398,672)
Other liabilities	416,066	24,307
Net cash used in operating activities	(818,635)	(3,746,956)

Cash flows from investing activities:
Cash acquired in acquisition of IMGX	—	88,169
Net cash provided by investing activities	—	88,169

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	—	3,604,936
Proceeds from exercise of warrants	—	9
Repayments of note payable	—	(226,015)
Proceeds from note payable	700,000	—
Net cash provided by financing activities	700,000	3,378,930

Net (decrease) in cash, cash equivalents and restricted cash	(118,635)	(279,857)

Cash, cash equivalents and restricted cash, beginning balance	184,992	3,733,292
Cash, cash equivalents and restricted cash, ending balance	$66,357	$3,453,435

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$21,969

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$—	$152,331
Fair value of the Series G preferred stock issued in the IMGX acquisition	$—	$57,790,474
Fair value of options assumed in the IMGX acquisition	$—	$1,271,000
Fair value of warrants assumed in the IMGX acquisition	$—	$789,000
Accrued dividends on preferred stock	$(81,262)	$(66,144)

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

In March 2024, the Company acquired ImmunogenX, Inc. (“ImmunogenX”) (the Company’s acquisition of ImmunogenX, the “Merger”), a private, clinical-stage biopharmaceutical company founded in 2013, which was developing the biologic, Latiglutenase, for celiac disease. ImmunogenX was also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”). The Company is seeking avenues to dispose of certain assets and liabilities of IMGX, including Latiglutenase and CypCel. As of December 31, 2024, these were classified as assets and liabilities held for sale and due to the short period of time since the close of the Merger are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company’s operations and financial statements. See Note 3 for additional details regarding the Merger and see Note 4 for additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations.

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

In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2024, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report Form 10-K for the year ended December 31, 2024, filed with the SEC on April 1, 2025.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On March 31, 2025, the Company had cash and cash equivalents of approximately $66,000 and an accumulated deficit of approximately $203.6 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company has classified approximately $7,000 and $22,000 respectively as restricted cash.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through March 31, 2025 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2025.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At March 31, 2025 and December 31, 2024, the Company does not have any significant uncertain tax positions.

Leases

Leases are recorded on the balance sheet as right of use assets and lease obligations. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed monthly over the lease term. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. The implicit interest rate or the incremental borrowing rate is used in determining the present value of future payments.

Income (Loss) Per Share

Basic income (loss) per share (“EPS”) is computed by dividing the loss attributable to common shareholders by the weighted average number of shares of Common Stock outstanding. Diluted EPS reflects the potential dilution that could occur from shares of Common Stock issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of options is excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase shares of Common Stock of the Company during 2024 and for the three months ended March 31, 2025 were not included in the computation of diluted EPS because the Company has incurred a loss for the three months ended March 31, 2025 and year ended December 31, 2024 and the effect would be anti-dilutive.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company has not recognized any impairment charges through March 31, 2025 related to IPR&D.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 and the adoption did not have a material effect on the Company’s financial statement disclosures.

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

The Merger was accounted for as a business combination under the acquisition method of accounting with First Wave as the accounting acquirer. Under the acquisition method, the total purchase price of the acquisition is allocated to the net identifiable tangible and intangible assets acquired and liabilities assumed based on the fair values as of the date of such acquisition. The fair value of the consideration totaled approximately $60.1 million, summarized as follows:

Amount
Common stock issued to ImmunogenX stockholders	$240,500
Replacement options	1,271,000
Replacement warrants	789,000
Preferred stock issued to ImmunogenX stockholders	57,790,474
Total consideration paid	$60,090,974

The Company has made an allocation of the purchase price of the Merger to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the purchase price allocations relating to the Merger:

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

Net loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 includes net losses of IMGX from the date of acquisition to March 31, 2025 of approximately $0.3 million, which is classified as discontinued operations.

The Merger is classified as held for sale as of March 31, 2025. Refer to Note 4 for further information.

Pro forma disclosure for the IMGX acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	Three Months	Twelve Months Ended
	Ended March 31, 2025	December 31, 2024
Operating expenses	$—	$15,621,274
Loss before income tax benefit	—	(15,619,022)
Loss from discontinued operations	(311,515)	(2,440,315)
Net loss applicable to common shareholders	(311,515)	(18,300,301)

Basic and diluted weighted average shares outstanding	4,765,004	1,761,953
Loss per share - basic and diluted	$(0.07)	$(10.38)

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

The following table summarizes the Company’s loss from discontinued operations for the three month ended March 31, 2025 and year ended 2024.

	Three Months Ended
	March 31,	December 31,
	2025	2024
Operating expenses:
Research and development expenses	$—	$1,238,786
General and administrative expenses	—	157,379
Total operating expenses	—	1,396,165
Interest expense	(311,515)	(979,002)
Other (expense) income	—	(65,148)
Loss from discontinued operations	$(311,515)	$(2,440,315)

The assets and liabilities associated with discontinued operations consist of the following as of March 31, 2025:

Assets held for sale:
Prepaid expenses and other current assets	$3,131,929
Property and equipment, net	16,180
Goodwill and intangible assets	80,021,900
Total assets held for sale	$83,170,009
Liabilities held for sale:
Accounts payable	$141,906
Accrued expenses and other current liabilities	2,804,810
Debt	6,403,737
Deferred tax liability	13,872,684
Total liabilities held for sale	$23,223,137

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2025 (unaudited):
Money market funds	$18	$18	$—	$—	$18
Note Payable	$700,000	—	$700,000	—	$700,000

December 31, 2024:
Money market funds	$12,723	$12,723	$—	$—	$12,723

At March 31, 2025 and December 31, 2024, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Depreciation expense for the three months ended March 31, 2025 and March 31, 2024 $0 and $7,779.

Note 6 –Goodwill

Goodwill is as follows:

Goodwill
Balance on January 1, 2023	$1,684,182
Balance on December 31, 2023	1,684,182
Goodwill associated with IMGX acquisition	18,354,326
Goodwill reclassified as held for sale	$(18,354,326)
Balance on March 31, 2025 (unaudited)	$1,684,182

Note 7 – Intangible Assets and In-Process R&D

Intangible assets consist of IPR&D, patents, tradenames and trademarks acquired from ImmunogenX. As of March 31, 2025, Intangible assets have been reclassified as held for sale. Intangible assets and IPR&D activity is as follows:

	Estimated	March 31,
	Useful Life	2025
Patents	2 years	$140,000
Trademarks and trade names	6 years	230,000
Less: accumulated amortization		(31,598)
Intangible assets, net		338,402
In-process R&D		63,000,000
Intangible assets and in-process R&D reclassified as held for sale		(63,338,402)
Total intangible assets and in-process R&D, net		$—

Note 8 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31,
	2025	December 31,
	(unaudited)	2024
Professional fees	129,316	186,173
Consulting fees	57,612	65,875
Total accrued expenses	$186,478	$252,048

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

Common Stock

The Company had 4,765,729 and 4,754,038 shares of its Common Stock issued and outstanding at March 31, 2025 and December 31, 2024, respectively.

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

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of March 31, 2025 and December 31, 2024, 475.56 shares of Series B Preferred Stock were issued and outstanding, respectively. Approximately 2,282.23 shares of Series B Preferred Stock remain authorized but undesignated and unissued.

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. As of March 31, 2025 and December 31, 2024, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,903 shares of Series C Preferred Stock remaining authorized but unissued.

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on as of March 31, 2025 and December 31, 2024.

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on March 31, 2025 and December 31, 2024.

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock and had 0 shares of Series F Preferred Stock issued and outstanding on March 31, 2025 and December 31, 2024.

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

Mezzanine Equity

Series G Preferred Stock

The Company had 12,373.226 and 0 shares of Series G stock issued and outstanding on March 31, 2025 and December 31, 2024, respectively.

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

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. The Company did not utilize the ATM Agreement during the three months ended March 31, 2025 or the year ended December 31, 2024.

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

Common Stock Issuances

Issuances for the Three Months Ended March 31, 2025

During the three months ended March 31, 2025, the Company issued an aggregate of 11,691 shares of Common Stock upon the vesting of RSUs (See Note 11).

Issuances for the Three Months Ended March 31, 2024

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

During the three months ended March 31, 2024, the Company issued an aggregate of 52,271 shares of Common Stock upon the vesting of RSUs (See Note 11).

Note 10 – Warrants

Warrant activity for the three months ended March 31, 2025 and March 31, 2024 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2025	4,927,714	$6.98	4.71
Issued during the period	—	—	—
Expired during the period	(23)	50,107.83	—
Exercised during the period	—	—	—
Warrants outstanding and exercisable on March 31, 2025	4,927,691	$6.75	4.46

Warrants outstanding and exercisable on January 1, 2024	1,779,780	$19.29	4.99
Issued during the period	878,150	4.48	4.93
Assumed from IMGX	127,680	3.48	8.97
Exercised during the period	(83,525)	—	4.93
Warrants outstanding and exercisable on March 31, 2024	2,702,085	$14.32	5.00

As of March 31, 2025, the outstanding warrants expire from 2025 through 2033.

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

As of March 31, 2025, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 9 are issued and outstanding, and 4 shares are reserved subject to issuance of restricted stock and RSUs.

As of March 31, 2025, 969,356 total shares were authorized under the 2020 Plan, of which 150,823 were issued and outstanding and 818,533 shares were available for potential issuances.

As of January 1, 2025, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 969,356 under the 2020 Plan’s evergreen provision.

During the three months ended March 31, 2025 and 2024, stock option activity under the 2014 Plan, 2020 Plan, and IMGX 2021 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2025	89,849	$2,727.22	—	$—
Expired	(81,572)	74.60	—	—
Assumed from IMGX	—	—	—	—
Outstanding at March 31, 2025	8,277	$12,625.07	5.67	$—
Exercisable at March 31, 2025	8,277	$12,625.07	5.67	$—

Outstanding at January 1, 2024	426	$6,103.81	8.53	$—
Assumed from IMGX	200,652	0.81	7.56	716,328
Outstanding at March 31, 2024	201,078	$13.74	7.56	$716,350
Exercisable at March 31, 2024	201,054	$11.99	7.56	$716,341

There were no grant of options during the three months ended March 31, 2025 by the Company. During the three months ended March 31, 2024, the Company assumed fully vested options to purchase 200,652 shares of the Company’s Common Stock issued under the IMGX 2021 Plan.

For the three months ended March 31, 2025 and 2024, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2025	2024
Contractual term (in years)	—	7.6
Expected Volatility	—%	110.35%
Risk-free interest rate	—%	4.20%
Expected Dividend yield	—%	0%

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

As of each March 31, 2025 and March 31, 2024, under the 2014 Plan, the Company had 1 share of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $157,500, which will be recognized when vesting of certain milestones become probable.

During the three months ended March 31, 2025 and 2024, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2025	5,000	$3.96	2.24
Awarded	—	—	—
Vested	—	—	—
Cancelled	(5,000)	3.96	—
Non-vested Outstanding at March 31, 2025	—	$—	—

Non-vested Outstanding at January 1, 2024	52,271	$4.31	9.96
Awarded	120,532	3.80	—
Vested	(52,271)	4.31	—
Non-vested Outstanding at March 31, 2024	120,532	$3.82	9.76

During the three months ended March 31, 2025 and March 31, 2024, the Board approved the grant of 0 and 120,532 RSUs, respectively. All grants of RSUs were pursuant to the 2020 Plan and vest quarterly over a one-year period.

Stock - based Compensation Expense

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$—	$42,378
General and administrative	—	228,982
Total stock-based compensation expense	$—	$271,360

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

The License Agreement was to expire on a country-by-country basis upon the later of: (i) the expiration of the last to expire valid claim of an applicable patent in such country covering such licensed product, (ii) the expiration of the regulatory exclusivity for such licensed product in the applicable country and (iii) the tenth anniversary of the date of first commercial sale of a licensed product in such country. Each party may terminate the License Agreement if the other party materially breaches its obligations under the License Agreement and fails to cure such material breach within 60 days from the date of such notice of breach, except in the case of payment breach, as to which the breaching party will have only a ten-day cure period. Sanofi may terminate the License Agreement upon any bankruptcy proceedings by the Company. The Company may terminate the License Agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. On February 26, 2025, the Company provided notice to Sanofi to terminate the License Agreement. No payments are due to Sanofi and the Company terminated it’s lease effective in April 2025.

Note 13 – Leases

On March 20, 2025, the Company received notice that it’s lease for the office space of 3,472 square feet in Boca Raton, Florida that was used for its corporate headquarters with a term through August 31, 2026, was in default. The Company no longer has rights to the premises. Lease expenses amounted to approximately $35,000 for the three months ended March 31, 2024

The weighted-average remaining lease term and weighted-average discount rate under operating leases are:

	March 31,	March 31,
	2025	2024
Lease term and discount rate
Weighted-average remaining lease term (years)	1.2	2.4
Weighted-average discount rate	7.00%	7.00%

As a result of the default, the Company fully impaired the related the Right-of-Use (ROU) asset. The carrying amounts of lease liability, which was moved to current as of March 31, 2025 were as follows:

Lease Liability	135,609

The impairment of the right of use asset was $108,759, which is included in the income statement under “Other Expenses.” Additionally, an accrual of $100,902 has been made to cover outstanding payments and penalties.

The default was accounted for in accordance with ASC 842, resulting in the following impact on the financial statements:

Impairment of ROU Asset	$108,759
Increase in general and administrative expenses	100,902

Note 14 – Debt

Debt consists of the following:

		Related		Directors
		party		and Officer’s
	Revolving	promissory		Liability
	line of credit	notes	EIDL loan	Insurance	Total
Principal balance as of January 1, 2025	$—	$—	$—	$—	$—
Additions	700,000	—	—	—	700,000
Payments	—	—	—	—	—
Debt discount	—	—	—	—	—
Reclassification to liabilities held for sale	—	—	—	—	—
Total debt as of March 31, 2025	$700,000	$—	$—	$—	$700,000

Revolving line of credit

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed a loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of March 31, 2025 was approximately $17,000.

In connection with the IMGX acquisition, the Company assumed a revolving line of credit. In October 2022, ImmunogenX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6.0 million, initially maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7.5 million. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include an extended maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024. As of March 31, 2025, the Revolver and accrued interest has been reclassified to liabilities of disposal group held for sale (see Note 4).

Promissory notes

In connection with the IMGX acquisition, the Company assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of March 31, 2025, the promissory notes and all accrued interest has been reclassified to liabilities of disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, the Company assumed an Economic Injury Disaster Loan (“EIDL”) loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. The Company determined the loan has a fair value as of the assumption date of March 13, 2024 of $38,000, resulting in a discount of $462,000 which is amortized over the remaining life of the loan. All unpaid principal and interest are due at maturity on June 30, 2050. As of March 31, 2025, the EIDL loan and all accrued interest has been reclassified to liabilities of disposal group held for sale.

Directors and Officer’s Liability Insurance

On February 5, 2025, the Company entered into 10-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $0.1 million that bears interest at an annual rate of 10.75%. Monthly payments going forward, including principal and interest, are approximately $15,000 per month. The balance due under these financing agreements was $0.1 million at March 31, 2025 and $0 at December 31, 2024.

Note 15 – Net (Loss) Income per Common Share

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

For the three months ended March 31, 2025 stock options in the amount of 201,063 and warrants in the amount of 4,927,691 were excluded from the calculation of diluted net loss per share as they did not have a dilutive effect.

All shares of Common Stock that may potentially be issued in the future are as follows:

	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Series G convertible preferred stock	12,373,226	12,373,226
Common stock warrants	4,927,691	2,702,085
Stock options	8,277	201,078
RSUs not yet issued	1	120,537
Series B convertible preferred stock (1)	138	139
Restricted stock not yet issued	4	4
Total shares of common stock issuable	17,309,337	15,397,069
(1)	Series B convertible preferred stock is assumed to be converted at the rate of $32,340 per common share, which is the conversion price as of March 31, 2025.

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

Employer contributions under this 401(k) plan amounted to approximately $1,000 and $37,000 for the three months ended March 31, 2025 and 2024, respectively, and approximately $95,000 for year ended December 31, 2024.

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740 - 270 and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the first quarter of 2025 and 2024 are neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets generated during the three months ended March 31, 2025 and 2024 is zero.

The Company’s effective income tax rate was approximately 0% and 160% for the three months ended March 31, 2025 and 2024, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the three months ended March 31, 2025 differs from the applicable statutory tax rate primarily due to the impact of the accounting for the IMGX Merger during the period, which resulted in the release of a portion of the valuation allowance that had previously been recorded against the deferred tax assets of the Company, resulting in a $14.9 million income tax benefit for the three months ended March 31, 2024. The change in valuation allowance was determined based on the weight of available evidence as of the present reporting period and accounted for by the Company pursuant to ASC 805 - 740 - 30 - 3 in the Statement of Operations. The Company’s effective tax rate for the three months ended March 31, 2024 differs from the applicable statutory tax rate primarily due to the full valuation allowance recorded against its deferred tax assets during the year ended December 31, 2024.

Note 18 - Contingencies

On December 31, 2024, Mattress Liquidators, Inc. filed a Complaint in the District Court, Boulder County, State of Colorado against Defendants IMGX, Jack A. Syage and Elizabeth T. Syage Revocable Trust, Case No. 2024CV31070.

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

On May 8, 2025 the Company’s subsidiary ImmunogenX, LLC entered into a settlement agreement effective April 9, 2025 with Mattress Liquidators Inc. (the “Plaintiff”), Jack A. Syage and The Jack A. Syage and Elizabeth T. Syage Revocable Trust (the “Trust”, and Trust collectively with Jack, the “Guarantors”) (such agreement, the “Settlement Agreement”). Under the Settlement Agreement, the Guarantors agreed to pay the Plaintiff (a) $5,500,000.00 to be applied to the obligations amounting to approximately $7.9 million owed to the Plaintiff (which amount was paid to the Plaintiff on April 9, 2025) with the Guarantors being solely responsible for payment of all obligations due to be paid to the Plaintiff. In addition, ImmunogenX, LLC agreed to pay all of Plaintiff’s attorneys’ fees and costs incurred to date amounting to approximately $62,000.

The parties to the Settlement Agreement also agreed to enter into amended and restated loan documents dated April 9, 2025 which provide for, among others, a revolving loan of $2,436,338.30 (the “Commitment”) to ImmunogenX, LLC, to be repaid and the principal amount thereof reborrowed before the earliest of: (i) April 9, 2028; (ii) the date ImmunogenX, LLC prepays the revolving loan in full in accordance with amended and restated credit agreement; or (iii) the date on which the Commitment is terminated in whole pursuant to amended and restated credit agreement. Under amended and restated guarantees, the Guarantors unconditionally guaranteed the prompt payment of all monies owed by ImmunogenX, LLC to Plaintiff under the terms and conditions as stated herein. Under the Settlement Agreement, the Plaintiff agreed to release its security interest in ImmunogenX, LLC, and the parties agreed to execute a Stipulation of Dismissal with Prejudice to be filed in the action before the District Court, Boulder County, State of Colorado.

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) initiated an action against the Company by filing a summons and complaint in the Supreme Court of the State of New York, New York County.  The complaint alleges that the Company owes to EGS $749,301.00 in fees for legal services EGS allegedly provided to the Company between September 2023 to January 2025, a period of time prior to the appointment of certain new directors to the Board and of Mr. Paolone as Interim Chief Executive Officer.  EGS’s lawsuit alleges breach of contract, account stated, and quantum meruit claims.  The Company is in the process of investigating the allegations of the complaint and plans to defend the action.

Note 19 - Subsequent Events

The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except for the items noted below.

On May 8, 2025 the Company’s subsidiary ImmunogenX, LLC entered into a settlement agreement effective April 9, 2025 with Mattress Liquidators Inc. (the “Plaintiff”), Jack A. Syage and The Jack A. Syage and Elizabeth T. Syage Revocable Trust (the “Trust”, and Trust collectively with Jack, the “Guarantors”) (such agreement, the “Settlement Agreement”). Under the Settlement Agreement, the Guarantors agreed to pay the Plaintiff (a) $5,500,000.00 to be applied to the obligations amounting to approximately $7.9 million owed to the Plaintiff (which amount was paid to the Plaintiff on April 9, 2025) with the Guarantors being solely responsible for payment of all obligations due to be paid to the Plaintiff. In addition, ImmunogenX, LLC agreed to pay all of Plaintiff’s attorneys’ fees and costs incurred to date amounting to approximately $62,000.

The parties to the Settlement Agreement also agreed to enter into amended and restated loan documents dated April 9, 2025 which provide for, among others, a revolving loan of $2,436,338.30 (the “Commitment”) to ImmunogenX, LLC, to be repaid and the principal amount thereof reborrowed before the earliest of: (i) April 9, 2028; (ii) the date ImmunogenX, LLC prepays the revolving loan in full in accordance with amended and restated credit agreement; or (iii) the date on which the Commitment is terminated in whole pursuant to amended and restated credit agreement. Under amended and restated guarantees, the Guarantors unconditionally guaranteed the prompt payment of all monies owed by ImmunogenX, LLC to Plaintiff under the terms and conditions as stated herein. Under the Settlement Agreement, the Plaintiff agreed to release its security interest in ImmunogenX, LLC, and the parties agreed to execute a Stipulation of Dismissal with Prejudice to be filed in the action before the District Court, Boulder County, State of Colorado.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. As discussed in the section titled “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” The following discussion and analysis contains forward-looking statements including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in this Report and in our Annual Report filed on Form 10-K/A for the year ended December 31, 2024 filed with the SEC on April 9, 2025.

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

On February 26, 2025, we gave notice to terminate our license agreement with Sanofi for the development of Capeserod, a selective 5 - HT4 receptor partial agonist. We anticipate that this termination will be effective in April 2025. We may terminate the license agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. No payments are due to Sanofi.

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

Revolving Loan Agreement

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of March 31, 2025 was approximately $17,000.The Revolving Loan Agreement provides that it is a condition of the closing of the Financing that not less than three of the current members of our Board of Directors resign and that three nominees designated by the Lender (“Lender Board Member Candidates”) be appointed to the Board of Directors by the remaining members of the Board of Directors. The Revolving Loan Agreement also provides that we will use our reasonable best efforts to consummate an underwritten or “best efforts” public offering of not less than $5,000,000 by us of our Common Stock and/or any convertible security or warrant, option or other right to subscribe for or purchase any additional shares of our Common Stock (“Qualified Public Equity Offering”) as soon as practicable, and the Lender shall cooperate with us in connection therewith. If, despite the reasonable best efforts of the Borrower, (x) a registration statement with respect to securities to be offered in a Qualified Public Equity Offering (the “QPEO S-1”) is not filed within 45 days following the initial Closing Date, or (y) a Qualified Public Equity Offering is not consummated within the earlier of (A) 120 days from the initial filing of the QPEO S-1 and (B) 30 days of a QPEO S-1 being declared effective by the SEC, then the Lender Board Member Candidates shall, upon the written request of the remaining members of the Board of Directors, resign from all of their respective positions on the Board of Directors.

Rescission Agreement with ImmunogenX

In March 2024, we announced the closing of a merger with IMGX. As a result of the Merger, IMGX became a limited liability company and our wholly owned subsidiary. As consideration for the Merger we issued the former shareholders of IMGX (A) 36,830 shares of Common Stock of the Company and (B) 11,777.418 shares of Series G Preferred Stock. In addition, we assumed (i) all ImmunogenX stock options immediately outstanding prior to the Merger, each becoming an option to purchase Common Stock subject to adjustment pursuant to the terms of the merger agreement (the “Assumed Options”) and (ii) all ImmunogenX warrants immediately outstanding prior to the Merger, each becoming a warrant to purchase Common Stock subject to adjustment pursuant to the terms of the merger agreement (the “Assumed Warrants”). The Assumed Options are exercisable for an aggregate of 200,652 shares of Common Stock, have an exercise price of $0.81 and expire between February 1, 2031 and June 6, 2033. The Assumed Warrants are exercisable for an aggregate of 127,682 shares of Common Stock, have exercise prices ranging from $3.02 to $3.92 and expire between September 30, 2032 and September 6, 2033.

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

As of March 31, 2025, we had cash and cash equivalents of approximately $66,000, and had sustained cumulative losses attributable to common stockholders of approximately $1.2 million. We have closed on a revolving loan agreement in the principal amount of $2.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity come from capital raises through additional equity and/or debt financings. This may be impacted by geopolitical events, including war in Ukraine and in the Middle East, which are evolving and could negatively impact our ability to raise additional capital in the future.

We have funded our operations to date primarily through the issuance of debt, convertible debt securities, preferred stock, as well as the issuance of Common Stock in various public offerings and private placement transactions. We expect to incur substantial expenditures in the foreseeable future for the development of Adrulipase. We will require additional financing to develop our product candidate, run clinical trials, prepare regulatory filings and obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish manufacturing, sales and marketing capabilities. Our current financial condition raises substantial doubt about our ability to continue as a going concern. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet our obligations, and our ability to pursue our business strategies. We will seek funds through additional equity and/or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

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

Debt Obligations

Revolving line of credit

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of March 31, 2025 was approximately $17,000.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development expenses	$15,827	$554,662	$(538,835)
General and administrative expenses	805,559	8,544,386	(7,738,827)
Total operating expenses	821,386	9,099,048	(8,277,662)
Other expenses	(126,719)	(425)	(126,294)
Loss from continued operations	$(948,105)	$(9,099,473)	$8,151,368
Loss from discontinued operations	(311,515)	(192,808)	(118,707)
Income tax benefit	—	14,859,887	(14,859,887)
Net income (loss)	$(1,259,620)	$5,567,606	$(6,827,226)

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidates, including Adrulipase, Niclosamide, Capeserod and Latiglutenase. As a result, we did not have any revenue during the three months ended March 31, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2025 totaled approximately $16,000, a decrease of approximately $0.6 million, or 97%, over the approximately $0.6 million recorded for the three months ended March 31, 2025.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2025 totaled approximately $0.8 million, a decrease of approximately $7.7 million, or 91% over the approximately $8.7 million recorded for the three months ended March 31, 2024.

The decrease of approximately $7.7 million in total general and administrative expenses was primarily attributable to a decrease of $4.2 million of non-cash expense recorded for the Tungsten financial advisor fees related to IMGX merger, decrease of legal fees of $1M, $0.8 million in share-based compensation for consultants and $0.2 million decrease for employees, and $0.6 million in public company fees, $0.5 million in personnel related costs and $0.2 million in professional fees and reduction in D&O coverage $0.1 million.

Other Expenses

Other expenses for the three months ended March 31, 2025 related to the write down of the right of use asset see note 13 and the interest expense on the revolving loan of $16,500.

Loss from discontinued operations

Loss from discontinued operations for the three months ended March 31, 2025 of $0.3million and $0.2 million for March 31, 2024 represents expenses related to the disposal group that was classified as held for sale.

Income Tax Benefit

There was no income tax benefit for the three months ended March 31, 2025.

As of March 31, 2024 a tax benefit of approximately $14.9 million was recorded due to the release of a portion of our valuation allowance that had previously been recorded against our deferred tax assets in connection with the IMGX Merger. The income tax benefit was reversed on December 31, 2024.

Net income (loss)

As a result of the factors above, our net loss for the three months ended March 31, 2025 totaled approximately $1 million, a decrease of approximately $6.8 million, or 122%, over the income of approximately $5.6 million recorded for the three months ended March 31, 2024.

Cash Flows for the three months Ended March 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(818,638)	$(3,746,956)
Investing activities	—	88,169
Financing activities	700,000	3,378,930
Net (decrease) in cash, cash equivalents and restricted cash	$(118,636)	$(279,857)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $0.8 million, primarily attributable to our net loss of approximately $1.3 million. This was partially offset by a net increase in other assets and liabilities of approximately $0.4 million and the impairment of right-of-use assets of $0.1 million. These offsets were partially reduced by a decrease in accounts payable of approximately $0.1 million, and an increase in prepaid expenses of approximately $0.1 million.

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

Investing Activities

There was no cash provided by investing activities during the three months ended March 31, 2025 and approximately $0.1 million was due to the net cash acquired in the acquisition of IMGX.

Financing Activities

Net cash provided by financing activities of approximately $0.7 million for the three months ended March 31, 2025 was due to net proceeds of approximately $0.7million from the draw from the revolver loan.

Net cash provided by financing activities of approximately $3.4 million for the three months ended March 31, 2024 was primarily due to net proceeds of approximately $3.6 million from the March 2024 registered direct offering, partially offset by approximately $0.2 million of cash repayments of the note payable financing for corporate insurances.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of our consolidated financial statements are summarized in Note 2 to the consolidated financial statements and notes thereto found in our Annual Report on Form 10-K/A for the year ended December 31, 2024. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024.

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

On May 8, 2025 the Company’s subsidiary  ImmunogenX, LLC entered into a settlement agreement effective April 9, 2025 with Mattress Liquidators Inc. (the “Plaintiff”), Jack A. Syage and The Jack A. Syage and Elizabeth T. Syage Revocable Trust (the “Trust”, and Trust collectively with Jack, the “Guarantors”) (such agreement, the “Settlement Agreement”). Under the Settlement Agreement, the Guarantors agreed to pay the Plaintiff (a) $5,500,000.00 to be applied to the obligations amounting to approximately $7.9 million owed to the Plaintiff (which amount was paid to the Plaintiff on April 9, 2025) with the Guarantors being solely responsible for payment of all obligations due to be paid to the Plaintiff. In addition, ImmunogenX, LLC agreed to pay all of Plaintiff’s attorneys’ fees and costs incurred to date amounting to approximately $62,000.

The parties to the Settlement Agreement also agreed to enter into amended and restated loan documents dated April 9, 2025 which provide for, among others, a revolving loan of $2,436,338.30 (the “Commitment”) to ImmunogenX, LLC, to be repaid and the principal amount thereof reborrowed before the earliest of: (i) April 9, 2028; (ii) the date ImmunogenX, LLC prepays the revolving loan in full in accordance with amended and restated credit agreement; or (iii) the date on which the Commitment is terminated in whole pursuant to amended and restated credit agreement. Under amended and restated guarantees, the Guarantors unconditionally guaranteed the prompt payment of all monies owed by ImmunogenX, LLC to Plaintiff under the terms and conditions as stated herein. Under the Settlement Agreement, the Plaintiff agreed to release its security interest in ImmunogenX, LLC, and the parties agreed to execute a Stipulation of Dismissal with Prejudice to be filed in the action before the District Court, Boulder County, State of Colorado.

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) initiated an action against the Company by filing a summons and complaint in the Supreme Court of the State of New York, New York County.  The complaint alleges that the Company owes to EGS $749,301.00 in fees for legal services EGS allegedly provided to the Company between September 2023 to January 2025, a period of time prior to the appointment of certain new directors to the Board and of Mr. Paolone as Interim Chief Executive Officer. EGS’s lawsuit alleges breach of contract, account stated, and quantum meruit claims. The Company is in the process of investigating the allegations of the complaint and plans to defend the action.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2024. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ENTERO THERAPEUTICS, INC.

By	/s/ Richard Paolone
Richard Paolone
Interim Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Anna Skowron
Anna Skowron
Interim Chief Financial Officer
Date: May 15, 2025		(Principal Financial and Accounting Officer)