Form 10-Q
period 2025-06-30
Entero Therapeutics, Inc.
filed 2025-08-14
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                   to

Commission File Number 001-37853

ENTERO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-4993860
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

79014th St N # 21135
St. Petersburg, Florida	33702
(Address of principal executive offices)	(Zip Code)

(561) 589-7020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	ENTO	The Nasdaq Capital Market

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

There were 4,765,729 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of August 14, 2025.

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with the applicable listing requirements of The Nasdaq Capital Market;
●	our ability to satisfy our existing payment obligations and other payment obligations as they become due, including those related to the acquisition of First Wave Bio, Inc.
●	statements regarding the impact of geopolitical events, including the war in Ukraine and the Middle East, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	our ability to consummate our disposal of our IMGX subsidiary and related liabilities;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Adrulipase,
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;
●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, limited internal staff or from one of our third-party collaborators; and
●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K/A.

Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025.

ENTERO THERAPEUTICS, INC.

Consolidated Balance Sheets (unaudited)

	June 30,
	2025	December 31,
	(unaudited)	2024
ASSETS

Current Assets:
Cash and cash equivalents	$4,474	$163,476
Prepaid expenses	144,159	145,319
Assets of disposal group held-for-sale	83,170,009	83,170,009
Total Current Assets	83,318,642	83,478,804

Other Assets:
Restricted cash	7,005	21,516
Goodwill	1,684,182	1,684,182
Operating lease right-of-use assets	—	126,753
Deposits	49,122	98,251
Total Other Assets	1,740,309	1,930,702

Total Assets	$85,058,951	$85,409,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$3,298,447	$2,959,248
Accrued expenses	415,444	252,048
Accrued dividend payable	1,474,009	1,310,581
Line of credit	700,000	—
Operating lease liabilities - current	135,609	81,510
Liabilities held-for-sale	23,546,478	22,941,497
Other current liabilities	105,918	1,236
Total Current Liabilities	29,675,905	27,546,120

Operating lease liabilities – non-current	—	59,024
Total Liabilities	29,675,905	27,605,144

Mezzanine Equity:
Series G preferred stock- Par value $0.0001 per share; 13,000 shares designated; 0 and 12,373.226 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	61,681,100	61,681,100
Stockholders’ Equity (Deficit):
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 0 and 475.56 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 4,765,729 and 4,754,038 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	477	475
Additional paid-in capital	198,347,367	198,510,795
Accumulated deficit	(204,645,898)	(202,388,008)
Total Stockholders’ Equity (Deficit)	(6,298,054)	(3,876,738)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$85,058,951	$85,409,506

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$10,631	$219,591	$26,458	$675,523
General and administrative expenses	628,233	3,206,517	1,433,791	11,849,633
Total operating expenses	638,864	3,426,108	1,460,249	12,525,156

Loss from operations	(638,864)	(3,426,108)	(1,460,249)	(12,525,156)

Other expenses:
Interest income (expense), net	(36,067)	218	(53,968)	446
Other expense, net	—	(4,332)	(108,818)	(4,985)
Total other expenses	(36,067)	(4,114)	(162,786)	(4,539)

Loss from continued operations	$(674,931)	$(3,430,222)	$(1,623,035)	$(12,529,695)

Income tax benefit	—	(4,255,247)	—	10,604,640
Net loss from continued operations	$(674,931)	$(7,685,469)	$(1,623,035)	$1,925,055

Loss from discontinued operations net of tax	(323,340)	(1,122,233)	(634,855)	(1,315,041)
Net loss	$(998,271)	$(8,807,702)	$(2,257,890)	$(3,240,096)

Preferred stock dividends	(82,165)	(38,058)	(163,428)	(104,202)
Net loss applicable to common shareholders	$(1,080,436)	$(8,845,760)	$(2,421,318)	$(3,344,298)

Weighted average shares outstanding, basic and diluted	4,765,004	2,294,208	4,765,004	2,028,080
Loss per share, basic and diluted	$(0.21)	$(3.86)	$(0.51)	$(1.65)
Loss per share from discontinued operations, basic and diluted	$(0.07)	$(0.49)	$(0.13)	$(0.65)

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2025	12,373.23	$61,681,100	476	$—	4,765,729	$477	$198,429,532	$(203,647,628)	$(5,217,619)
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(82,165)	—	(82,165)
Net loss	—	—	—	—	—	—	—	(998,270)	(998,270)
Balance, June 30, 2025	12,373	$61,681,100	476	$—	4,765,729	$477	$198,347,367	$(204,645,898)	$(6,298,054)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2024	12,373	$61,681,100	505	$—	2,025,208	$203	$194,943,707	$(178,761,066)	$16,182,844
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	275,000	27	890,563	—	890,590
Exercise of pre-funded warrants into common stock	—	—	—	—	360,000	36	—	—	36
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(38,058)	—	(38,058)
Conversion of Series B preferred shares into common stock	—	—	(20)	—	18	—	—	—	—
Common stock issued to consultants	—	—	—	—	250,000	25	760,970	—	760,995
Issuance of common stock from RSU vest	—	—	—	—	30,882	3	(3)	—	—
Stock-based compensation	—	—	—	—	—	—	131,890	—	131,890
Net loss	—	—	—	—	—	—	—	(8,807,702)	(8,807,702)
Balance, June 30, 2024	12,373	$61,681,100	485	$—	2,941,108	$294	$196,689,069	$(187,568,768)	$9,120,595

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	12,373.23	$61,681,100	476	$—	4,754,038	$475	$198,510,795	$(202,388,008)	$(3,876,738)
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(163,428)	—	(163,428)
Issuance of common stock from RSU vest	—	—	—	—	11,691	2	—	—	2
Net loss	—	—	—	—	—	—	—	(998,270)	(998,270)
Balance, June 30, 2025	12,373	$61,681,100	476	$—	4,765,729	$477	$198,347,367	$(204,645,898)	$(6,298,054)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	1,560,998	$156	$187,931,445	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offerings, net of issuance costs	—	—	—	—	448,100	44	4,495,482	—	4,495,526
Issuance of Series G convertible preferred stock upon acquisition of IMGX	11,777	57,790,474	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of IMGX	—	—	—	—	36,830	4	2,300,496	—	2,300,500
Issuance of Series G convertible preferred stock to financial advisors	596	3,890,626	—	—	—	—	—	—	—
Issuance of common stock to financial advisors	—	—	—	—	18,475	2	120,646	—	120,648
Exercise of pre-funded warrants into common stock	—	—	—	—	443,525	45	—	—	45
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(104,202)	—	(104,202)
Conversion of Series B preferred shares into common stock	—	—	(30)	—	27	—	—	—	—
Common stock issued to consultants	—	—	—	—	350,000	35	1,541,960	—	1,541,995
Issuance of common stock from RSU vest	—	—	—	—	83,153	8	(8)	—	—
Stock-based compensation	—	—	—	—	—	—	403,250	—	403,250
Net loss	—	—	—	—	—	—	—	(3,240,096)	(3,240,096)
Balance, June 30, 2024	12,373	$61,681,100	485	$—	2,941,108	$294	$196,689,069	$(187,568,768)	$9,120,595

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,257,890)	$(3,240,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	47,610
Amortization of debt discount	—	5,847
Change in right-of-use assets	17,994	37,935
Impairment of right-of-use assets	108,759	—
Stock-based compensation	—	403,250
Common stock granted to consultants	—	1,541,995
Common stock issued to financial advisors at acquisition	—	120,648
Series G convertible preferred stock issued to financial advisors at acquisition	—	3,890,626
Deferred taxes	—	(10,604,640)
Changes in assets and liabilities:
Prepaid expenses	1,160	690,021
Lease liabilities	(4,925)	(39,204)
Deposits	49,129	(20,500)
Accounts payable	339,199	744,594
Accrued expenses	163,396	(780,637)
Other liabilities	709,665	4,735
Net cash used in operating activities	(873,513)	(7,197,816)

Cash flows from investing activities:
Cash acquired in acquisition of IMGX	—	88,169
Net cash provided by investing activities	—	88,169

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	—	4,495,526
Proceeds from exercise of warrants	—	45
Repayments of note payable	—	(467,019)
Proceeds from note payable	700,000	31,798
Net cash provided by financing activities	700,000	4,060,350

Net (decrease) in cash, cash equivalents and restricted cash	(173,513)	(3,049,297)

Cash, cash equivalents and restricted cash, beginning balance	184,992	3,733,292
Cash, cash equivalents and restricted cash, ending balance	$11,479	$683,995

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$22,464

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$—	$152,331
Fair value of the Series G preferred stock issued in the IMGX acquisition	$—	$57,790,474
Fair value of options assumed in the IMGX acquisition	$—	$1,271,000
Fair value of warrants assumed in the IMGX acquisition	$—	$789,000
Accrued dividends on preferred stock	$(163,428)	$(104,202)

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

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

In March 2024, the Company acquired ImmunogenX, Inc. (“ImmunogenX”) (the Company’s acquisition of ImmunogenX, the “Merger”), a private, clinical-stage biopharmaceutical company founded in 2013, which was developing the biologic, Latiglutenase, for celiac disease. ImmunogenX was also developing CypCel, a metabolic marker compound that can measure the state of small-intestinal recovery of celiac patients undergoing gluten-free diets (“GFDs”). The Company is seeking avenues to dispose of certain assets and liabilities of IMGX, including Latiglutenase and CypCel. As of December 31, 2024, these were classified as assets and liabilities held for sale and are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company’s operations and financial statements. See Note 3 for additional details regarding the Merger and see Note 4 for additional details surrounding the Company’s assets and liabilities held for sale and discontinued operations.

The Company terminated its license agreement with Sanofi on Feb 26, 2025 and no payments have been made since for its Capeserod program, a selective 5-HT4 receptor partial agonist. The Company is also exploring strategic alternatives for its Niclosamide program, an oral small molecule with anti-viral and anti-inflammatory properties.

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

In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2024, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in the Company’s Annual Report Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 9, 2025.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On June 30, 2025, the Company had cash and cash equivalents of approximately $3,427 and an accumulated deficit of approximately $204.6 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company has classified approximately $4,474 and $163,476 respectively as restricted cash.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through June 30, 2025 related to goodwill.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2025.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At June 30, 2025 and December 31, 2024, the Company does not have any significant uncertain tax positions.

Leases

Leases are recorded on the balance sheet as right of use assets and lease obligations. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed monthly over the lease term. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. The implicit interest rate or the incremental borrowing rate is used in determining the present value of future payments. The company has not entered into any new leases in the six months ended June 30.2025.

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

The dilutive effect of stock options is determined using the treasury stock method. Stock options to purchase shares of Common Stock of the Company during 2024 and for the three and six months ended June 30, 2025 were not included in the computation of diluted EPS because the Company has incurred a loss for the three and six months ended June 30, 2025 and year ended December 31, 2024 and the effect would be anti-dilutive.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses, except for goodwill related to patents. Research and development costs consist principally of compensation of consultants that perform the Company’s research activities, payments to third parties for preclinical and non-clinical activities, expenses with clinical research organizations (“CROs”), investigative sites, consultants and contractors that conduct or provide other services relating to clinical trials, costs to acquire drug product, drug supply and clinical trial materials from contract development and manufacturing organization (“CDMOs”) and third-party contractors relating to chemistry, manufacturing and controls (“CMC”) efforts, the fees paid for and to maintain the Company’s licenses and research and development costs related to Adrulipase, Capeserod and Niclosamide. Depending upon the timing of payments to the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These accrued or prepaid expenses are based on management’s estimates of the work performed under service agreements, milestones achieved and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company has not recognized any impairment charges through June 30, 2025 related to IPR&D.

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

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, introducing a practical expedient and an accounting policy election for certain entities in estimating expected credit losses for current accounts receivable and current contract assets arising from transactions within the scope of ASC 606, Revenue from Contracts with Customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing forecasts. ASU 2025-05 is effective for the Company beginning in the first quarter of 2026, with early adoption permitted, and should be applied prospectively. The Company is currently evaluating the potential impact of the new guidance on its consolidated financial statements; however, no material effect is expected based on the current nature of the Company’s receivables and contract assets.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). ASU 2025-04 revises the definition of “performance condition” for share-based consideration payable to a customer, removes the policy election to account for forfeitures as they occur for awards with service conditions, and clarifies that ASC 606 variable consideration guidance does not apply to such awards. This guidance is effective for the Company beginning in the first quarter of 2027, with early adoption permitted, and may be applied on a modified retrospective or retrospective basis. The Company does not currently issue share-based consideration to customers and does not expect the adoption of ASU 2025-04 to have a material impact, but will continue to monitor for applicability.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 clarifies the determination of the accounting acquirer in certain equity-based acquisitions when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. This guidance is effective for the Company beginning in the first quarter of 2027, with early adoption permitted, and must be applied prospectively to relevant transactions. The Company has not entered into such transactions to date and does not expect a material impact upon adoption.

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt should be accounted for as induced conversions. The guidance is effective for the Company beginning in the first quarter of 2026, with early adoption permitted, and may be applied prospectively or retrospectively. While the Company has outstanding convertible debt, no induced conversions have been undertaken. Management does not expect the adoption of ASU 2024-04 to have a material impact unless future inducement transactions occur.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures of specified expense categories, qualitative descriptions of remaining amounts in expense captions, and disclosure of selling expenses and the Company’s definition thereof. This guidance is effective for the Company beginning with the 2027 annual report, with early adoption permitted. The Company is evaluating its reporting processes to ensure compliance with the new disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires expanded disclosures of rate reconciliation categories, significant reconciling items, and disaggregated income taxes paid, net of refunds. The guidance is effective for the Company beginning with the 2025 annual report, with early adoption permitted, and should be applied prospectively, with retrospective adoption also permitted. The Company is evaluating enhancements to its income tax disclosures in preparation for adoption.

Management has reviewed the above standards and, based on the Company’s current operations and transactions, does not expect their adoption to have a material impact on the Company’s consolidated financial statements.

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

Net loss in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2025 includes net losses of IMGX from the date of acquisition to June 30, 2025 of approximately $0.6 million, which is classified as discontinued operations.

The Merger is classified as held for sale as of June 30, 2025. Refer to Note 4 for further information.

Pro forma disclosure for the IMGX acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	Six Months	Twelve Months Ended
	Ended June, 2025	December 31, 2024
Operating expenses	$—	$15,621,274
Loss before income tax benefit	—	(15,619,022)
Loss from discontinued operations	(634,855)	(2,440,315)
Net loss applicable to common shareholders	(634,855)	(18,300,301)

Basic and diluted weighted average shares outstanding	4,765,004	45,657
Loss per share - basic and diluted	$(0.13)	$(400.82)

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

In March 2025, the Company announced that it entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”). Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding membership interests (the “Membership Interests”) of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants, and (iv) provide for such additional agreements as are set forth in the Rescission Agreement. Also as set forth in the Rescission Agreement, following the closing, the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt. On June 30, 2025, the Company and the IMGX Shareholders representative mutually agreed that the transactions contemplated by the Rescission Agreement may be consummated on or prior to September 30, 2025.The Company expects that the closing of the Rescission Agreement will occur on or prior to September 30, 2025, subject to satisfaction of all conditions for closing, including obtaining shareholder approval by the Company for the transfer of the Membership Interests to the IMGX Shareholders. After the transactions contemplated by the Rescission Agreement have been consummated, IMGX will no longer be a subsidiary of the Company, and the Company will no longer be holding any interest in IMGX. In July  2025, the Company announced the it entered into an amendment to the Rescission Agreement, by and among the Company, IMGX and the IMGX Shareholders (“Rescission Agreement Amendment”), whereby the parties to the Rescission Agreement Amendment agreed to add additional shareholder representations and warranties, including providing for an accredited investor representation by each of the IMGX Shareholders.

The following table summarizes the Company’s loss from discontinued operations for the six months ended June 30, 2025 and six months ended June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$—	$802,470	$—	$923,872
General and administrative expenses	—	70,012	—	75,216
Total operating expenses	—	872,482	—	999,088
Interest expense	(323,340)	(298,480)	(634,855)	(364,682)
Other (expense) income	—	48,729	—	48,729
Loss from discontinued operations	$(323,340)	$(1,122,233)	$(634,855)	$(1,315,041)

The assets and liabilities associated with discontinued operations consist of the following as of June 30, 2025:

Assets held for sale:
Prepaid expenses and other current assets	$3,131,929
Property and equipment, net	16,180
Goodwill and intangible assets	80,021,900
Total assets held for sale	$83,170,009
Liabilities held for sale:
Accounts payable	$141,906
Accrued expenses and other current liabilities	3,128,151
Debt	6,403,737
Deferred tax liability	13,872,684
Total liabilities held for sale	$23,546,478

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
June 30, 2025 (unaudited):
Money market funds	$18	$18	$—	$—	$18
Note Payable	$700,000	—	$700,000	—	$700,000

December 31, 2024:
Money market funds	$12,723	$12,723	$—	$—	$12,723

At June 30, 2025 and December 31, 2024, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 6 –Goodwill

Goodwill is as follows:

Goodwill
Balance on Dec 31, 2024	$1,684,182
Balance on March 31, 2025	1,684,182
Goodwill associated with IMGX acquisition	18,354,326
Goodwill reclassified as held for sale	$(18,354,326)
Balance on June 30, 2025 (unaudited)	$1,684,182

Note 7 – Intangible Assets and In-Process R&D

Intangible assets consist of IPR&D, patents, tradenames and trademarks acquired from ImmunogenX. As of June 30, 2025, Intangible assets have been reclassified as held for sale. Intangible assets and IPR&D activity is as follows:

	Estimated	June 30,
	Useful Life	2025
Patents	2 years	$140,000
Trademarks and trade names	6 years	230,000
Less: accumulated amortization		(31,598)
Intangible assets, net		338,402
In-process R&D		63,000,000
Intangible assets and in-process R&D reclassified as held for sale		(63,338,402)
Total intangible assets and in-process R&D, net		$—

Note 8 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30,
	2025	December 31,
	(unaudited)	2024
Professional fees	103,530	186,173
Consulting fees	129,262	65,875
Total accrued expenses	$232,792	$252,048

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

Common Stock

The Company had 4,765,729 and 4,754,038 shares of its Common Stock issued and outstanding at June 30, 2025 and December 31, 2024, respectively.

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

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of June 30, 2025 and December 31, 2024, 475.56 shares of Series B Preferred Stock were issued and outstanding, respectively. Approximately 2,282.23 shares of Series B Preferred Stock remain authorized but undesignated and unissued.

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. As of June 30, 2025 and December 31, 2024, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,903 shares of Series C Preferred Stock remaining authorized but unissued.

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on as of June 30, 2025 and December 31, 2024.

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on June 30, 2025 and December 31, 2024.

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock and had 0 shares of Series F Preferred Stock issued and outstanding on June 30, 2025 and December 31, 2024.

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

Mezzanine Equity

Series G Preferred Stock

The Company had 12,373.226 and 0 shares of Series G stock issued and outstanding on June 30, 2025 and December 31, 2024, respectively.

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

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. The Company did not utilize the ATM Agreement during the six months ended June 30, 2025 or the year ended December 31, 2024.

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

Common Stock Issuances

Issuances for the Three Months Ended June 30, 2025

There were no issuances of common stock during the three months ended June 30, 2025

Issuances for the Six Months Ended June 30, 2025

During the six months ended June 30, 2025, the Company issued an aggregate of 11,691 shares of Common Stock upon the vesting of RSUs (See Note 11).

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

During the three months ended June 30, 2024, the Company issued an aggregate of 30,882 shares of Common Stock upon the vesting of RSUs (See Note 11).

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

During the six months ended June 30, 2024, the Company issued an aggregate of 83,153 shares of Common Stock upon the vesting of RSUs (See Note 11).

Note 10 – Warrants

Warrant activity for the six months ended June 30, 2025 and June 30, 2024 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2025	4,927,714	$6.98	4.71
Issued during the period	—	—	—
Expired during the period	(23)	50,107.83	—
Exercised during the period	—	—	—
Warrants outstanding and exercisable on June 30, 2025	4,927,691	$6.75	4.21

Warrants outstanding and exercisable on January 1, 2024	1,779,780	$19.29	4.99
Issued during the period	1,701,150	3.47	5.26
Assumed from IMGX	127,680	3.48	8.72
Exercised during the period	(443,525)	—	4.93
Warrants outstanding and exercisable on June 30, 2024	3,165,085	$12.85	5.01

As of June 30, 2025, the outstanding warrants expire from 2025 through 2033.

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

As of June 30, 2025, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 9 are issued and outstanding, and 4 shares are reserved subject to issuance of restricted stock and RSUs.

As of June 30, 2025, 969,356 total shares were authorized under the 2020 Plan, of which 150,823 were issued and outstanding and 818,533 shares were available for potential issuances.

As of January 1, 2025, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 969,356 under the 2020 Plan’s evergreen provision.

During the six months ended June 30, 2025 and 2024, stock option activity under the 2014 Plan, 2020 Plan, and IMGX 2021 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2025	89,849	$2,727.22	7.06	$—
Expired	(81,581)	$75.69	—	—
Assumed from IMGX	—	—	—	—
Outstanding at June 30, 2025	8,268	$13,041.72	6.29	$—
Exercisable at June 30, 2025	8,268	$13,041.72	6.29	$—

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	426	$6,103.81	8.53	$—
Expired	(1)	—	—	—
Assumed from ImmunogenX	200,652	0.81	7.31	84,274
Outstanding at June 30, 2024	201,077	$13.37	7.31	$84,274
Exercisable at June 30, 2024	201,053	$11.62	7.31	$84,278

There were no grant of options during the six months ended June 30, 2025 by the Company. During the six months ended June 30, 2024, the Company assumed fully vested options to purchase 200,652 shares of the Company’s Common Stock issued under the IMGX 2021 Plan.

For the six months ended June 30, 2025 and 2024, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2025	2024
Contractual term (in years)	—	7.6
Expected Volatility	—%	110.35%
Risk-free interest rate	—%	4.20%
Expected Dividend yield	—%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock assumed during the three months ended June 30, 2024 was $6.32.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units (“RSUs”) refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of each June 30, 2025 and June 30, 2024, under the 2014 Plan, the Company had 5 shares of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $269,500, which will be recognized when vesting of certain milestones become probable.

During the six months ended June 30, 2025 and 2024, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2025	5,000	$3.96	2.24
Awarded	—	—	—
Vested	—	—	—
Cancelled	(5,000)	3.96	—
Non-vested Outstanding at June 30, 2025	—	$—	—

Non-vested Outstanding at January 1, 2024	52,271	$4.31	9.96
Awarded	150,421	3.57	—
Vested	(83,153)	4.13	—
Non-vested Outstanding at June 30, 2024	119,539	$3.50	0.65

During the six months ended June 30, 2025 and June 30, 2024, the Board approved the grant of 0 and 150,421 RSUs, respectively. All grants of RSUs were pursuant to the 2020 Plan and vest quarterly over a one-year period.

Stock - based Compensation Expense

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$—	$2,622	$—	$37,694
General and administrative	—	123,772	—	352,755
Total stock-based compensation expense	$—	$126,394	$—	$390,449

As of June 30, 2024, the Company had $0.4 million in unrecognized stock-based compensation expense. The Company will recognize the expense related to these milestones when the milestones become probable. Stock-based compensation related to IMGX for the three and six months ended June 30, 2024 of approximately $13,000 and $5,000,respectively, is included in discontinued operations on the statement of operations. There was none for 2025.

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

Each party may terminate the License Agreement if the other party materially breaches its obligations under the License Agreement and fails to cure such material breach within 60 days from the date of such notice of breach, except in the case of payment breach, as to which the breaching party will have only a ten-day cure period. Sanofi may terminate the License Agreement upon any bankruptcy proceedings by the Company. The Company may terminate the License Agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. On February 26, 2025, the Company provided notice to Sanofi to terminate the License Agreement. No payments are due to Sanofi and the Company terminated it’s agreement effective in February 2025.

Note 13 – Leases

On March 20, 2025, the Company received notice that it’s lease for the office space of 3,472 square feet in Boca Raton, Florida that was used for its corporate headquarters with a term through August 31, 2026, was in default. The Company no longer has rights to the premises. Lease expenses amounted to approximately $35,000 for the six months ended June 30, 2025.

The weighted-average remaining lease term and weighted-average discount rate under operating leases are:

	June 30,	June 30,
	2025	2024
Lease term and discount rate
Weighted-average remaining lease term (years)	1.2	2.2
Weighted-average discount rate	7.00%	7.00%

As a result of the default, the Company fully impaired the related the Right-of-Use (ROU) asset. The carrying amounts of lease liability, which was moved to current as of June 30, 2025 were as follows:

Lease Liability	$135,609

The impairment of the right of use asset was $108,759, which is included in the income statement under “Other Expenses.” Additionally, an accrual of $100,902 has been made to cover outstanding payments and penalties.

The default was accounted for in accordance with ASC 842, resulting in the following impact on the financial statements:

Impairment of ROU Asset	$108,759
Increase in general and administrative expenses	$100,902

Note 14 – Debt

Debt consists of the following:

Revolving
line of credit
Principal balance as of January 1, 2025	$—
Additions	700,000
Payments	—
Debt discount	—
Reclassification to liabilities held for sale	—
Total debt as of June 30, 2025	$700,000

Revolving line of credit

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed a loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of June 30, 2025 was approximately $48,000.

In connection with the IMGX acquisition, the Company assumed a revolving line of credit. In October 2022, ImmunogenX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6.0 million, initially maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7.5 million. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include an extended maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024. As of June 30, 2025, the Revolver and accrued interest has been reclassified to liabilities of disposal group held for sale (see Note 4).

Promissory notes

In connection with the IMGX acquisition, the Company assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of June 30, 2025, the promissory notes and all accrued interest has been reclassified to liabilities of disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, the Company assumed an Economic Injury Disaster Loan (“EIDL”) loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. The Company determined the loan has a fair value as of the assumption date of March 13, 2024 of $38,000, resulting in a discount of $462,000 which is amortized over the remaining life of the loan. All unpaid principal and interest are due at maturity on June 30, 2050. As of June 30, 2025, the EIDL loan and all accrued interest has been reclassified to liabilities of disposal group held for sale.

Directors and Officer’s Liability Insurance

On February 5, 2025, the Company entered into 10-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $0.1 million that bears interest at an annual rate of 10.75%. Monthly payments going forward, including principal and interest, are approximately $15,000 per month. The balance due under these financing agreements was $0.1 million at June 30, 2025 and $0 at December 31, 2024.

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

For the six months ended June 30, 2025 stock options in the amount of 8,268 and warrants in the amount of 4,927,691 were excluded from the calculation of diluted net loss per share as they did not have a dilutive effect.

All shares of Common Stock that may potentially be issued in the future are as follows:

	June 30, 2025	June 30, 2024
	(unaudited)	(unaudited)
Series G convertible preferred stock	12,373,226	12,373,226
Common stock warrants	4,927,691	3,165,085
Stock options	8,268	201,077
RSUs not yet issued	1	119,539
Series B convertible preferred stock (1)	138	135
Restricted stock not yet issued	4	4
Total shares of common stock issuable	17,309,328	15,859,066
(1)	Series B convertible preferred stock is assumed to be converted at the rate of $32,340 per common share, which is the conversion price as of June 30, 2025.

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

Employer contributions under this 401(k) plan amounted to approximately $1,000 and $30,000 for the six months ended June 30, 2025 and 2024, respectively, and approximately $95,000 for year ended December 31, 2024.

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740 - 270 and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the first quarter of 2025 and 2024 are neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets generated during the three months ended June 30, 2025 and 2024 is zero.

The Company’s effective income tax rate was approximately 0% and 160% for the six months ended June 30, 2025 and 2024, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the six months ended June 30, 2025 differs from the applicable statutory tax rate primarily due to the valuation allowance recorded against its deferred tax assets.  The Company’s effective tax rate for the six months ended June 30, 2024 differs from the applicable statutory tax rate primarily due to the impact of the accounting for the IMGX Merger during the period, which resulted in the release of a portion of the valuation allowance that had previously been recorded against the deferred tax assets of the Company.

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

On July 15, 2025, the Company, ImmunogenX, LLC (“Immuno LLC”) and each of the individuals or entities (each a “Shareholder” and collectively, the “Shareholders”) who are the former shareholders of ImmunogenX, Inc.,  entered into an Amendment to the Rescission Agreement (“Rescission Agreement Amendment”), originally entered into by the parties on March 25, 2025, whereby the parties agreed to add additional shareholder representations and warranties, including providing for an accredited investor representation by each Shareholder.

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) initiated an action against the Company by filing a summons and complaint in the Supreme Court of the State of New York, New York County.  The complaint alleges that the Company owes to EGS $749,301.00 in fees for legal services EGS allegedly provided to the Company between September 2023 to January 2025, a period of time prior to the appointment of certain new directors to the Board and of Mr. Paolone as Interim Chief Executive Officer.  EGS’s lawsuit alleges breach of contract, account stated, and quantum meruit claims. The Company is in the process of investigating the allegations of the complaint and plans to defend the action. On July 28, 2025, the parties filed a Stipulation Extending the Company's Time to Answer, Move, or Otherwise Respond to the Complaint until September 30, 2025.

Note 19 - Subsequent Events

On July 2, 2025, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as a result of actions taken at the Company’s annual meeting of stockholders held on June 30, 2025, the Company had regained compliance with Nasdaq Listing Rule 5620(a), which requires that a listed company hold an annual meeting of stockholders within twelve months of the end of its fiscal year.

On June 30, 2025, the Company received a separate written notice from Nasdaq granting the Company an extension until October 8, 2025 to regain compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1).

On August 9, 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue and sell pre-funded warrants to purchase shares of common stock and common warrants to purchase shares of common stock, for aggregate gross proceeds of approximately $3.0 million. The agreement provided for $1.0 million in proceeds at closing and an additional $2.0 million upon the satisfaction of certain conditions, including the effectiveness of a resale registration statement covering the securities issued in the offering.

In connection with the August 9, 2025 transaction, on August 11, 2025, the Board of Directors appointed Geordan G. Pursglove and Jason D. Sawyer as directors of the Company. Each of Messrs. Pursglove and Sawyer will receive cash compensation of $2,500 per month for their service on the Board.

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

In March 2025, we announced that we entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”). Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding membership interests (the “Membership Interests”) of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants, and (iv) provide for such additional agreements as are set forth in the Rescission Agreement. Also as set forth in the Rescission Agreement, following the closing, the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt. On June 30, 2025, the Company and the IMGX Shareholders representative mutually agreed that the transactions contemplated by the Rescission Agreement may be consummated on or prior to September 30, 2025.The Company expects that the closing of the Rescission Agreement will occur on or prior to September 30, 2025, subject to satisfaction of all conditions for closing, including obtaining shareholder approval by the Company for the transfer of the Membership Interests to the IMGX Shareholders. After the transactions contemplated by the Rescission Agreement have been consummated, IMGX will no longer be a subsidiary of the Company, and the Company will no longer be holding any interest in IMGX.

In July 2025, we announced that we entered into an amendment to the Rescission Agreement, by and among the Company, IMGX and the IMGX Shareholders (“Rescission Agreement Amendment”), whereby the parties to the Rescission Agreement Amendment agreed to add additional shareholder representations and warranties, including providing for an accredited investor representation by each of the IMGX Shareholders.

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

Our Latiglutenase program was focused on the development of an orally administered, minimally-absorbed, biologic for improving multiple gluten-induced symptoms and consequent quality of life (“QOL”) due to inadvertent gluten consumption in patients with celiac disease (“CeD”) by breaking down the gluten into non-immunogenic peptides. We are no longer working on this program and have initiated a plan for its disposition as part of the Recission Agreement.

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

On March 6, 2025, we received a letter from Nasdaq advising that we had been granted a 180-day extension, or until September 1, 2025, to regain compliance with the minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). If at any time prior to September 1, 2025, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will regain compliance with the minimum bid price requirement. On July 3, 2025, Entero Therapeutics, Inc. (the “Company”) received a letter from the Listing Qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as the Company held its Annual Meeting on June 30, 2025, as disclosed in the Current Report on Form 8-K filed by the

Company with the Securities and Exchange Commission on July 2, 2025, Nasdaq had determined that the Company has regained compliance with Nasdaq Listing Rule 5620(a) (the “Annual Meeting Rule”), and that the matter is now closed.

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

On January 7, 2025, we received a written notice from the Listing Qualifications department of Nasdaq indicating that were not in compliance with Nasdaq Listing Rule 5620(a), due to us not holding an annual meeting of stockholders in 2024 within one year of our 2023 fiscal year end. On February 21, 2025, we submitted a plan to regain compliance. On March 3, 2025, Nasdaq informed us that it has determined to grant us an extension until June 30, 2025 to regain compliance for continued listing. On June 30, 2025, we held our Annual Meeting and on July 3, 2025, we received a letter from the Listing Qualifications department of Nasdaq notifying the Company that, as the Company held its Annual Meeting on June 30, 2025, Nasdaq had determined that the Company has regained compliance with Nasdaq Listing Rule 5620(a), and that the matter is now closed.

Revolving Loan Agreement

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of June 30, 2025 was approximately $48,000.The Revolving Loan Agreement provides that it is a condition of the closing of the Financing that not less than three of the current members of our Board of Directors resign and that three nominees designated by the Lender (“Lender Board Member Candidates”) be appointed to the Board of Directors by the remaining members of the Board of Directors. The Revolving Loan Agreement also provides that we will use our reasonable best efforts to consummate an underwritten or “best efforts” public offering of not less than $5,000,000 by us of our Common Stock and/or any convertible security or warrant, option or other right to subscribe for or purchase any additional shares of our Common Stock (“Qualified Public Equity Offering”) as soon as practicable, and the Lender shall cooperate with us in connection therewith. If, despite the reasonable best efforts of the Borrower, (x) a registration statement with respect to securities to be offered in a Qualified Public Equity Offering (the “QPEO S-1”) is not filed within 45 days following the initial Closing Date, or (y) a Qualified Public Equity Offering is not consummated within the earlier of (A) 120 days from the initial filing of the QPEO S-1 and (B) 30 days of a QPEO S-1 being declared effective by the SEC, then the Lender Board Member Candidates shall, upon the written request of the remaining members of the Board of Directors, resign from all of their respective positions on the Board of Directors.

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

The Rescission Agreement may be terminated and the transactions contemplated thereby may be abandoned by the Company or the Shareholder Representative, as defined in the Rescission Agreement, if the transactions contemplated thereby shall not have been consummated by June 30, 2025, unless the Company and Shareholder Representative shall have consented to a subsequent date. On June 30, 2025, the Company and the IMGX Shareholders representative mutually agreed that the transactions contemplated by the Rescission Agreement may be consummated on or prior to September 30, 2025.

In July 2025, we announced the we entered into an amendment to the Rescission Agreement, by and among the Company, IMGX and the IMGX Shareholders (“Rescission Agreement Amendment”), whereby the parties to the Rescission Agreement Amendment agreed to add additional shareholder representations and warranties, including providing for an accredited investor representation by each Shareholder.

Liquidity and Capital Resources

To date, we have not generated any revenues and have experienced net losses and negative cash flows from our activities.

As of June 30, 2025, we had cash and cash equivalents of approximately $4,474, and had sustained cumulative losses attributable to common stockholders of approximately $2.3 million. We have closed on a revolving loan agreement in the principal amount of $2.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

Debt Obligations

Revolving line of credit

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of June 30, 2025 was approximately $48,000.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	June 30,		Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development expenses	$10,631	$219,591	$(208,960)
General and administrative expenses	628,233	3,206,517	(2,578,284)
Total operating expenses	638,864	3,426,108	(2,787,244)
Other expenses	(36,067)	(4,114)	(31,953)
Loss before Income tax expense	(674,931)	(3,430,222)	2,755,291
Income Tax Expense	—	(4,255,247)	4,255,247
Loss from continued operations	$(674,931)	$(7,685,469)	$7,010,538
Loss from discontinued operations	(323,344)	(1,122,233)	798,893
Net income (loss)	$(998,271)	$(8,807,702)	$7,809,431

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidates, including Adrulipase, Niclosamide, Capeserod and Latiglutenase. As a result, we did not have any revenue during the three months ended June 30, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the three months ended June 30, 2025 totaled approximately $10,631, a decrease of approximately $0.2 million, over the approximately $0.2 million recorded for the three months ended June 30, 2024.

We expect research and development expenses to increase during the remainder of this fiscal year.

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

General and administrative expenses for the three months ended June 30, 2025 totaled approximately $0.6 million, a decrease of approximately $2.6 million, or 80% over the approximately $2.6 million recorded for the three months ended June 30, 2024.

The decrease of approximately $2.6 million in total general and administrative expenses was primarily attributable to a decrease of $0.9 million in compensation for consultants, $0.7 million related to a decrease in overall headcount, approximately, a decrease of $0.4 million in public company costs, $0.2 million related to the IMGX merger costs, reduction in D&O insurance of $0.2 million and a decrease of $0.1 million in board fees.

Other Expenses

Other expenses for the three months ended June 30, 2025 related to the write down of the right of use asset see note 13 and the interest expense on the revolving loan of $32,000.

Loss from discontinued operations

Loss from discontinued operations for the three months ended June 30, 2025 of $0.3 million and $1.1 million for June 30, 2024 represents expenses related to the disposal group that was classified as held for sale.

Net income (loss)

As a result of the factors above, our net loss for the three months ended June 30, 2025 totaled approximately $1 million, a decrease of approximately $7.8 million, or 89%, over the net loss of approximately $8.8 million recorded for the three months ended June 30, 2024.

Consolidated Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Six Months Ended
	June 30,		Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development expenses	$26,458	$675,523	$(649,065)
General and administrative expenses	1,433,791	11,849,633	(10,415,842)
Total operating expenses	1,460,249	12,525,156	(11,064,907)
Total other income (expense)	(162,786)	(4,539)	(158,247)
Loss before Income tax expense	(1,623,035)	(12,529,695)	10,906,660
Income Tax Expense	—	10,604,640	10,604,640
Loss from continued operations	$(1,623,035)	$(1,925,055)	$302,020
Loss from discontinued operations	(634,855)	(1,315,041)	680,186
Net income (loss)	$(2,257,890)	$(3,240,096)	$982,206

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidate, Adrulipase. As a result, we did not have any revenue during the six months ended June 30, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the six months ended June 30, 2025 totaled approximately $26,458, a decrease of approximately $0.7 million, over the approximately $0.7 million recorded for the six months ended June 30, 2025.

The decrease in research and development expenses of $0.7 due to primarily attributable to a decrease in clinical related expenses.

We expect research and development expenses to increase during the remainder of this fiscal year.

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

General and administrative expenses for the six months ended June 30, 2025 totaled approximately $1.4 million, a decrease of approximately $10.4 million, or 88% over the approximately $11.9 million recorded for the six months ended June 30, 2024.

The decrease of approximately $10.4 million in total general and administrative expenses was primarily attributable to a decrease of $4.2 million of non-cash expense recorded for the Tungsten financial advisor fees related to IMGX merger, decrease of legal fees of $1.1 million, $1.1 million related to a decrease in overall headcount, $0.8 million in share-based compensation for consultants and $0.2 million decrease for employees, and $0.6 million in public company fees, $0.5 million in personnel related costs and $0.2 million in professional fees and reduction in D&O coverage $0.1 million.

Other Expenses

Other expenses for the six months ended June 30, 2025 related to the write down of the right of use asset see note 13 and the interest expense on the revolving loan of $48,000.

Loss from discontinued operations

Loss from discontinued operations for the six months ended June 30, 2025 of $0.6million and $1.3 million for June 30, 2024 represents expenses related to the disposal group that was classified as held for sale.

Net income (loss)

As a result of the factors above, our net loss for the six months ended June 30, 2025 totaled approximately $2.3 million, a decrease of approximately $1 million, or 28%, over the income of approximately $3.2 million recorded for the six months ended June 30, 2024.

Cash Flows for the six months Ended June 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(873,513)	$(7,197,816)
Investing activities	—	88,169
Financing activities	700,000	4,060,350
Net (decrease) in cash, cash equivalents and restricted cash	$(173,513)	$(3,049,297)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $0.9 million, primarily attributable to our net loss of approximately $2.3 million. This was partially offset by a net increase in other assets and liabilities of approximately $0.7 million, an increase in accounts payable of approximately $0.3 million, and the loss on termination of lease of approximately $0.1 million. These offsets were partially reduced by increases in accrued expenses of approximately $0.2 million and deposits of approximately $0.1 million.

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

Investing Activities

There was no cash provided by investing activities during the six months ended June 30, 2025 and 2024.

Financing Activities

Net cash provided by financing activities of approximately $0.7 million for the six months ended June 30, 2025 was due to net proceeds of approximately $0.7 million from the draw from the revolver loan.

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

During the three months ended June 30, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024.

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

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking to recover unpaid legal fees, costs, and disbursements. EGS alleges that the Company failed to pay for legal services rendered to the Company from September 2023 through January 2025, and is claiming breach of contract, account stated, and quantum meruit. EGS seeks monetary damages in the amount of $749,301.00, with applicable interest, and costs and disbursements for the lawsuit. On May 21, 2025, the court issued a stipulation to extend the time to answer, move or otherwise respond to the complaint to June 30, 2025, and a subsequent stipulation dated June 24, 2025 further extending such time to July 31, 2025. The Company is currently evaluating the claims and defenses and is in negotiations with EGS to settle the lawsuit. On July 28, 2025, the parties filed a Stipulation Extending the Company’s Time to Answer, Move, or Otherwise Respond to the Complaint until September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ENTERO THERAPEUTICS, INC.

By	/s/ Richard Paolone
Richard Paolone
Interim Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Anna Skowron
Anna Skowron
Interim Chief Financial Officer
Date: August 14, 2025		(Principal Financial and Accounting Officer)