Form 10-Q
period 2025-09-30
Entero Therapeutics, Inc.
filed 2025-11-19
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 3,361,903 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of November 18, 2025.

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with the applicable listing requirements of The Nasdaq Capital Market;
●	our ability to satisfy our existing payment obligations and other payment obligations as they become due, including those related to the acquisition of First Wave Bio, Inc. and the Grid AI acquisition, as well as risks and uncertainties associated with integrating Grid AI’s operations and meeting related financial commitments;
●	statements regarding the impact of geopolitical events, including the war in Ukraine and the Middle East, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	our ability to consummate our disposal of our IMGX subsidiary and related liabilities;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Adrulipase,
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;
●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;

●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, limited internal staff or from one of our third-party collaborators; and
●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K/A.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “Entero,” the “Company,” “we,” “us,” “our” and similar references refer to Entero Therapeutics, Inc. and its subsidiaries on a consolidated basis. References to “FWB” refer to First Wave Bio, Inc., Entero’s wholly-owned subsidiary. References to “IMGX” refer to ImmunogenX, LLC (formerly ImmunogenX, Inc.), which has been Entero’s wholly-owned subsidiary since March 13, 2024. References to “Grid AI” refer to Grid AI Corp. and its operating subsidiary, AmpX, which became Entero’s wholly-owned subsidiary upon the closing of the Grid AI acquisition on September 30, 2025.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025.

ENTERO THERAPEUTICS, INC.

Consolidated Balance Sheets (unaudited)

	September 30,
	2025	December 31,
	(unaudited and consolidated)	2024
ASSETS

Current Assets:
Cash and cash equivalents	$2,517,218	$163,476
Accounts receivable	37,490	—
Prepaid expenses	451,879	145,319
Assets of disposal group held-for-sale	83,170,009	83,170,009
Other current assets	1,521,939	—
Total Current Assets	87,698,535	83,478,804

Other Assets:
Restricted cash	—	21,516
Property and equipment, net	27,520	—
Developed technology, net	18,387,000	—
Customer relationships	2,630,000	—
Trade name	782,000	—
Goodwill	25,796,163	1,684,182
Operating lease right-of-use assets	—	126,753
Deposits	49,122	98,251
Total Other Assets	47,671,805	1,930,702

Total Assets	$135,370,340	$85,409,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$4,973,285	$2,959,248
Accrued expenses	410,324	252,048
Deferred consideration- short term	2,000,000	—
Accrued dividend payable	1,564,753	1,310,581
Line of credit	700,000	—
Operating lease liabilities - current	135,609	81,510
Liabilities held-for-sale	23,672,708	22,941,497
Other current liabilities	59,482	1,236
Total Current Liabilities	33,516,161	27,546,120

Deferred consideration- long term	5,000,000	—
Due to related party	7,292,101	—
Operating lease liabilities – non-current	—	59,024
Total Liabilities	45,808,262	27,605,144

Mezzanine Equity:
Series G preferred stock- Par value $0.0001 per share; 13,000 shares designated; 12,373.226 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	61,681,100	61,681,100
Stockholders’ Equity (Deficit):
Series B preferred stock- Par value $0.0001 per share; 1,731.6 shares authorized; 475.56 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 25,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Series D preferred stock- Par value $0.0001 per share; 50 shares designated; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Series E preferred stock- Par value $0.0001 per share; 50 shares designated; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Series F preferred stock- Par value $0.0001 per share; 2,333 shares designated; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Series H preferred stock-Par value $0.0001 per share, 38,801.546 shares designated and 28,604.5 shares issued and outstanding at September 30, 2025 and 0 at December 31, 2024	4	—
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 2,547,147 and 1,584,650 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	255	159
Additional paid-in capital	228,392,426	198,511,111
Accumulated deficit	(205,798,707)	(202,388,008)
Non-controlling interest	5,287,000	—
Total Stockholders’ Equity (Deficit)	27,880,978	(3,876,738)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$135,370,340	$85,409,506

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$6,673	$206,999	$32,080	$882,522
General and administrative expenses	928,114	1,685,608	2,362,957	13,535,241
Total operating expenses	934,787	1,892,607	2,395,037	14,417,763

Loss from operations	(934,787)	(1,892,607)	(2,395,037)	(14,417,763)

Other expenses:
Interest income (expense), net	(36,069)	229	(90,037)	675
Other expense, net	—	(2,874)	(108,818)	(7,859)
Total other expenses	(36,069)	(2,645)	(198,855)	(7,184)

Loss from continued operations	$(970,856)	$(1,895,252)	$(2,593,892)	$(14,424,947)

Income tax benefit	—	—	—	10,604,640
Net loss from continued operations	$(970,856)	$(1,895,252)	$(2,593,892)	$(3,820,307)

Loss from discontinued operations net of tax	(181,953)	(685,719)	(816,808)	(2,000,760)
Net loss	$(1,152,809)	$(2,580,971)	$(3,410,700)	$(5,821,067)

Preferred stock dividends	(90,745)	(84,632)	(254,172)	(150,776)
Net loss applicable to common shareholders	$(1,243,554)	$(2,665,603)	$(3,664,872)	$(5,971,843)

Weighted average shares outstanding, basic and diluted	1,652,679	1,517,340	1,609,863	1,001,685
Loss per share, basic and diluted	$(0.75)	$(1.76)	$(2.28)	$(5.96)
Loss per share from discontinued operations, basic and diluted	$(0.11)	$(0.45)	$(0.51)	$(2.00)

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series G Convertible		Series B Convertible		Series H Convertible				Additional		Non	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, July 1, 2025	12,373.23	$61,681,100	476	$—	—	—	1,588,576	$161	$198,347,683	$(204,645,898)	—	$(6,298,054)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	—	—	534,252	52	3,024,948	—	—	3,025,000
Issuance of Series H upon acquisition of Grid AI	—	—	—	—	38,802	4	—	—	24,988,842	—	—	24,988,846
Issuance of common stock to Grid AI shareholders	—	—	—	—	—		424,348	42	2,121,698	—	—	2,121,740
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(90,745)	—	—	(90,745)
Non-controlling interest Grid AI	—	—	—	—	—	—	—	—	—	—	5,287,000	5,287,000
Net loss	—	—	—	—	—	—	—	—	—	(1,152,809)	—	(1,152,809)
Balance, September 30, 2025	12,373	$61,681,100	476	$—	38,802	$4	2,547,147	$255	$228,392,426	$(205,798,707)	$5,287,000	$27,880,978

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2024	12,373	$61,681,100	476	$—	980,369	$98	$196,689,069	$(187,568,768)	$9,120,595
Issuance of common stock in connection with the exercise of warrants in July 2024 Inducement Offering, net of offering costs	—	—	—	—	587,558	59	1,730,306	—	1,730,365
Exercise of pre-funded warrants into common stock	—	—	—	—	—	—	—	—	—
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(84,632)	—	(84,632)
Conversion of Series B preferred shares into common stock	—	—	—	—	—	—	—	—	—
Common stock issued to consultants	—	—	—	—	—	—	—	—	—
Issuance of common stock from RSU vest	—	—	—	—	12,727	2	(4)	—	—
Stock-based compensation	—	—	—	—	—	—	183,646	—	183,646
Net loss	—	—	—	—	—	—	—	(2,580,971)	(2,580,971)
Balance, September 30, 2024	12,373	$61,681,100	476	$—	1,580,655	$159	$195,518,385	$(190,149,739)	$8,369,003

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series G Convertible		Series B Convertible		Series H Convertible				Additional		Non	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, January 1, 2025	12,373.23	$61,681,100	476	$—	—	—	1,584,650	$159	$198,511,110	$(202,388,007)	—	$(3,876,738)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	—	—	534,252	52	3,024,948	—	—	3,025,000
Issuance of Series H upon acquisition of Grid AI	—	—	—	—	38,802	4	—	—	24,988,842	—	—	24,988,846
Issuance of common stock to Grid AI shareholders	—	—	—	—	—	—	424,348	42	2,121,698	—	—	2,121,740
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(254,172)	—	—	(254,172)
Issuance of common stock from RSU vest	—	—	—	—	—	—	3,897	2	—	—	—	2
Non-controlling interest Grid AI	—	—	—	—	—	—	—	—	—	—	5,287,000	5,287,000
Net loss	—	—	—	—	—	—	—	—	—	(3,410,700)	—	(3,410,700)
Balance, September 30, 2025	12,373	$61,681,100	476	$—	38,802	$4	2,547,147	$255	$228,392,426	$(205,798,707)	$5,287,000	$27,880,978

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	520,333	$52	$187,931,445	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offerings, net of issuance costs	—	—	—	—	149,367	15	4,495,482	—	4,495,526
Issuance of common stock in connection with the exercise of warrants in July 2024 Inducement Offering, net of offering costs	—	—	—	—	587,558	59	1,730,306	—	1,730,365
Issuance of Series G convertible preferred stock upon acquisition of IMGX	11,777	57,790,474	—	—	—	—	—	—	—
Issuance of common stock upon acquisition of IMGX	—	—	—	—	12,277	1	2,300,496	—	2,300,500
Issuance of Series G convertible preferred stock to financial advisors	596	3,890,626	—	—	—	—	—	—	—
Issuance of common stock to financial advisors	—	—	—	—	6,158	1	120,646	—	120,648
Exercise of pre-funded warrants into common stock	—	—	—	—	147,842	15	—	—	45
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(188,834)	—	(188,834)
Conversion of Series B preferred shares into common stock	—	—	(30)	—	9	—	—	—	—
Common stock issued to consultants	—	—	—	—	116,667	12	1,541,960	—	1,541,995
Issuance of common stock from RSU vest	—	—	—	—	40,445	4	(12)	—	—
Stock-based compensation	—	—	—	—	—	—	586,896	—	586,896
Net loss	—	—	—	—	—	—	—	(5,821,067)	(5,821,067)
Balance, September 30, 2024	12,373	$61,681,100	485	$—	1,580,655	$159	$195,518,385	$(190,149,739)	$8,369,003

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,410,700)	$(5,821,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	48,946
Amortization of debt discount	—	5,848
Change in right-of-use assets	17,994	55,262
Impairment of right-of-use assets	108,759	—
Stock-based compensation	—	586,896
Common stock granted to consultants	—	1,541,995
Common stock issued to financial advisors at acquisition	—	120,648
Series G convertible preferred stock issued to financial advisors at acquisition	—	3,890,626
Deferred taxes	—	(10,604,640)
Changes in assets and liabilities:
Prepaid expenses	47,144	939,005
Lease liabilities	(4,925)	(58,004)
Deposits	49,130	(117,000)
Accounts payable	515,662	900,546
Accrued expenses	158,276	(531,127)
Other liabilities	789,460	(4,239)
Net cash used in operating activities	(1,729,201)	(9,046,305)

Cash flows from investing activities:
Cash acquired in acquisition of IMGX	—	88,169
Cash acquired in acquisition of Grid AI	336,427	—
Net cash provided by investing activities	336,427	88,169

Cash flows from financing activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	3,025,000	4,495,526
Proceeds from the issuance of common stock in connection with the exercise of warrants in the July 2024 Inducement Offering, net	—	1,730,365
Proceeds from exercise of warrants	—	45
Repayments of note payable	—	(644,582)
Proceeds from line of credit	700,000	31,798
Net cash provided by financing activities	3,725,000	5,613,152

Net (decrease) in cash, cash equivalents and restricted cash	2,332,226	(3,344,984)

Cash, cash equivalents and restricted cash, beginning balance	184,992	3,733,292
Cash, cash equivalents and restricted cash, ending balance	$2,517,218	$388,308

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$30,468

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$—	$152,331
Fair value of the Series G preferred stock issued in the IMGX acquisition	$—	$57,790,474
Fair value of options assumed in the IMGX acquisition	$—	$1,271,000
Fair value of warrants assumed in the IMGX acquisition	$—	$789,000
Fair value of common shares issued in the Grid AI acquisition	$2,121,740	—
Fair value of the Series H preferred stock issued in the Grid AI acquisition	$24,988,846	—
Accrued dividends on preferred stock	$(254,172)	$(188,834)

See accompanying notes to unaudited condensed consolidated financial statements

ENTERO THERAPEUTICS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

Note 1 - The Company and Basis of Presentation

The Company

Entero Therapeutics, Inc. (“Entero”) and its wholly-owned subsidiaries, First Wave Bio, Inc. (“FWB”) and ImmunogenX, LLC (“IMGX”), are collectively referred to as the “Company”. The Company is engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. In addition, through the acquisition of Grid AI on September 30, 2025, the Company expanded its operations to include an artificial intelligence–driven energy technology platform focused on distributed energy resource optimization and grid-edge applications.

In May 2024, the Company changed its name from First Wave Biopharma, Inc. to Entero Therapeutics, Inc.

The Company’s development pipeline consists of gut-restricted GI clinical drug candidates, including the biologic Adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients. The Company plans to continue development of its Adrulipase program in 2026.

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

On September 30, 2025, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with GridAI Corp, a Nevada corporation (“GridAI”), and the stockholders of all of the issued and outstanding shares of GridAI (such shares, the “Shares,” and the stockholders, collectively, the “Sellers,”). GridAI is a grid - edge, AI - driven software and device platform that enables utilities, retailers, and large power users to dynamically manage load and distributed energy resources. Pursuant to the Share Exchange Agreement, the Company purchased the Shares from the Sellers for a purchase price consisting of (i) an aggregate of 424,348 shares of the Company’s common stock, which represents 19.99% of the issued and outstanding shares of common stock as of the date of entry into the Share Exchange Agreement, and (ii) 38,801.546 shares of the Company’s Series H Non - Voting Convertible Preferred Stock, having such rights and preferences as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series H Non - Voting Convertible Preferred Stock filed with the Delaware Secretary of State on October 1, 2025. The shares of Series H Non - Voting Convertible Preferred Stock can be convertible into an aggregate of 38,801,546 shares of Common Stock, subject to shareholder approval and certain conditions and adjustments as set forth in the Certificate of Designation. See Note 3 - Business Combination - Grid AI Acquisition for additional discussion of segment evaluation.

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

In addition, the Company is subject to other challenges and risks specific to its business, its ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market and its ability to execute on its strategy, as well as risks and uncertainties common to companies in the biotechnology and pharmaceutical industries with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of its drug candidates; delays or problems in the manufacture and supply of its drug candidates, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or drug candidates; pharmaceutical product development and the inherent uncertainty of clinical success; and the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements and, beginning in 2025, risks and uncertainties associated with the acquisition and integration of Grid AI, including the Company’s ability to successfully integrate Grid AI’s operations, retain key Grid AI personnel, manage operational and financial controls for a non - biotechnology business, and realize anticipated benefits from the acquisition.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Entero and its wholly owned subsidiaries, FWB and IMGX as well as Grid AI Corp. (“Grid AI”) and which in turn holds a 75% ownership interest in AMPX Ltd. (“AMPX”). Intercompany transactions and balances have been eliminated upon consolidation. The Company recognizes a non-controlling interest for the 25% ownership in AMPX not owned directly or indirectly by the Company.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. On September 30, 2025, the Company had cash and cash equivalents of approximately $2.5 million and an accumulated deficit of approximately $205.8 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations.

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

Segment Information

The Company operates as one operating segment with a focus on research and development. The Chief Executive Officer (“CEO”), as the Company’s chief operating decision maker, manages and allocates resources to the operations of the Company on an aggregated basis. This enables the CEO to assess the Company’s overall level of available resources and determine how best to deploy these resources across functions, product and service lines, and strategic opportunities in line with the long-term Company-wide strategic goals. Following the acquisition of Grid AI Corp. (see Note 3), management evaluated the Company’s operating and reportable segments in accordance with ASC 280, Segment Reporting. Grid AI represents a distinct operating component of the business; however, as of September 30, 2025, it does not meet the quantitative or qualitative thresholds for separate reportable segment presentation. The Company’s operations are therefore presented as a single operating and reportable segment.

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

On August 18, 2025, the Company effected a reverse stock split, whereby every three shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

All share and per share amounts have been retroactively restated to reflect the reverse stock splits referenced above.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company has classified approximately zero and $22,000 respectively as restricted cash.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through September 30, 2025 related to goodwill.

The Company is evaluating the planned acceptance of stable-coins as a form of consideration in future transactions. Under U.S. GAAP, digital assets similar to stable-coins are potentially classified within the scope of ASU 2023-08 (ASC 350-60, Crypto Assets) and would be measured at fair value with changes recognized in earnings. Digital assets that do not meet the scope criteria would continue to be accounted for as indefinite-lived intangible assets under ASC 350 and measured at cost, less impairment. The Company is currently assessing the appropriate classification and measurement for any such digital assets based on their specific characteristics. As of September 30, 2025, the Company did not hold any stable-coins or other in-scope crypto assets.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through September 30, 2025.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At September 30, 2025 and December 31, 2024, the Company does not have any significant uncertain tax positions.

Leases

Leases are recorded on the balance sheet as right of use assets and lease obligations. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a term of 12 months or less at inception are expensed monthly over the lease term. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. The implicit interest rate or the incremental borrowing rate is used in determining the present value of future payments. The company has not entered into any new leases in the nine months ended September 30, 2025.

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

The dilutive effect of stock options and warrants is determined using the treasury stock method. Stock options and warrants to purchase shares of Common Stock of the Company during 2024 and for the three and nine months ended September 30, 2025 were not included in the computation of diluted EPS because the Company has incurred a loss for the three and nine months ended September 30, 2025 and year ended December 31, 2024 and the effect would be anti-dilutive. Prefunded warrants were also evaluated for inclusion in earnings per share; however, they were determined to be anti-dilutive for the three and nine months ended September 30, 2025 and the year ended December 31, 2024.

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

Intangible assets related to IPR&D are considered definite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company has not recognized any impairment charges through September 30, 2025 related to IPR&D.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) (“ASU 2025-03”), which clarifies the requirements for determining the accounting acquirer in the acquisition of a variable interest entity. ASU 2025-03 is effective beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of ASU 2025-03, however, does not expect it to have a material impact on its financial statements.

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

IMGX Acquisition

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

Net loss in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025 includes net losses of IMGX from the date of acquisition to September 30, 2025 of approximately $0.8 million, which is classified as discontinued operations.

The Merger is classified as held for sale as of September 30, 2025. Refer to Note 4 for further information.

Pro forma disclosure for the IMGX acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Acquisition had taken place on January 1, 2024. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date:

	Nine Months	Twelve Months Ended
	Ended September, 2025	December 31, 2024
Operating expenses	$—	$15,621,274
Loss before income tax benefit	—	(15,619,022)
Loss from discontinued operations	(816,808)	(2,440,315)
Net loss applicable to common shareholders	(816,808)	(18,300,301)

Basic and diluted weighted average shares outstanding	1,609,863	45,657
Loss per share - basic and diluted	$(0.51)	$(400.82)

Acquisition of Grid AI Corp.

On September 30, 2025, the Company completed the acquisition of Grid AI Corp. (“Grid AI”), a Nevada corporation, pursuant to the terms of a Share Exchange Agreement (the “Grid AI Agreement”) dated September 30, 2025, by and among the Company and the shareholders of Grid AI (the “Sellers”). Under the terms of the Grid AI Agreement, each Seller transferred to Entero all of the issued and outstanding shares of Grid AI in exchange for equity interests of the Company as described below. The Share Exchange Agreement establishes the terms governing consideration allocation, post-closing ownership structure, milestone-based conversion features, and certain rescission mechanics that may impact the ultimate fully-diluted ownership of the Company.

Additional Terms of the Share Exchange Agreement

In connection with the Share Exchange Agreement, the equity consideration issued to the Sellers includes adjustment provisions intended to ensure that the relative ownership levels of the parties remain consistent with the economic intent of the agreement, subject to the achievement of specified milestones and receipt of required shareholder approvals. The agreement also contains rescission and reallocation provisions under which certain elements of the consideration issued may be adjusted if those conditions are not met. These provisions do not affect the preliminary purchase accounting conclusions reached as of the acquisition date.

Consideration Transferred

At closing, the Company issued to the Sellers:

●	424,348 shares of the Company’s common stock, par value $0.0001 per share, representing approximately 19.99% of the Company’s issued and outstanding common stock as of the closing date; and
●	38,801.546 shares of Series H Non-Voting Convertible Preferred Stock, par value $0.0001 per share, each share having a liquidation value of $618.53 and convertible into an aggregate of not less than 38,801,546 shares of common stock upon achievement of specified milestones and shareholder approval. The Series H Preferred Stock includes milestone-based conversion features that require specified operational and corporate events to be satisfied before conversion into common stock. Conversion is also subject to shareholder approval of the related conversion proposal.

The combined fair value of the equity consideration issued to the Sellers was estimated at $27.1 million, consisting of $2.1 million attributable to the common stock issued and $25.0 million attributable to the Series H Preferred Stock. The Company recognized a non-controlling interest of approximately $5.3 million, representing the estimated fair value of the 25% ownership interest in AMPX, a subsidiary of Grid AI, not owned directly or indirectly by the Company.

No cash consideration was paid. Transaction costs related to the acquisition were not material and were expensed as incurred.

Purchase Price Allocation

The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 with Entero identified as the accounting acquirer based on the evaluation of control, governance rights, and the legal form of the transaction. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Assets acquired:
Cash and cash equivalents	$336,429
Accounts receivable	37,490
Other current assets	1,521,939
Prepaid	353,704
Property plant and equipment, net	27,520
Developed technology, net	18,387,000
Customer relationship	2,630,000
Trade name	782,000
Total assets	$24,076,082
Liabilities assumed:
Accounts payable	1,498,376
Deferred consideration- short term	2,000,000
Other non-current liabilities	7,292,101
Deferred consideration- long term	5,000,000
Total liabilities	$15,790,477
Goodwill recorded:
Goodwill	$24,111,981
Net assets acquired	$32,397,586

The excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill of $24.1 million. None of the goodwill is expected to be deductible for tax purposes.

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Asset	Useful Life	Fair Value
Developed technology, net	10 years	$18,387,000
Customer relationships	8 years	2,630,000
Trade names	10 years	782,000

Supplemental Pro Forma Financial Information

The acquired business did not contribute any revenue or net income / (loss) for the nine months ended September 30, 2025, because the acquisition closed on September 30, 2025.

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it had occurred as of January 1, 2025. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time.

Nine Months Ended
September 30, 2025
Revenue	$394,833
Net Loss	$5,860,858

There was no activity in Grid AI in 2024 as entity was dormant in 2024.

Segment Consideration

Following the acquisition of Grid AI Corp., management evaluated the Company’s operating and reportable segments in accordance with ASC 280, Segment Reporting. Grid AI represents a distinct operating component of the business due to its differentiated technology platform and customer base. However, as of September 30, 2025, Grid AI does not meet the quantitative or qualitative thresholds for separate reportable-segment presentation. The Company’s operations are therefore presented as a single operating and reportable segment. Management will continue to monitor the financial significance of Grid AI’s operations in future periods and will reassess segment presentation if warranted.

Note 4 – Discontinued Operations and Assets and Liabilities Held for Sale

The Company has initiated a plan to dispose of certain assets and liabilities of IMGX. These are classified as assets and liabilities held for sale and, due to the short period of time since the close of the Merger, are reported at their fair value less cost to sell. The Company determined that the discontinued operations of IMGX represents a strategic shift that will have a major effect on the Company’s operations and financial statements.

In March 2025, the Company announced that it entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”). Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding membership interests (the “Membership Interests”) of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants, and (iv) provide for such additional agreements as are set forth in the Rescission Agreement. Also as set forth in the Rescission Agreement, following the closing, the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt. On June 30, 2025, the Company and the IMGX Shareholders representative mutually agreed that the transactions contemplated by the Rescission Agreement may be consummated on or prior to December 31, 2025. The Company expects that the closing of the Rescission Agreement will occur on or prior to November 30, 2025, subject to satisfaction or waiver of all conditions for closing. After the transactions contemplated by the Rescission Agreement have been consummated, IMGX will no longer be a subsidiary of the Company, and the Company will no longer be holding any interest in IMGX. In July 2025, the Company announced the it entered into an amendment to the Rescission Agreement, by and among the Company, IMGX and the IMGX Shareholders (“Rescission Agreement Amendment”), whereby the parties to the Rescission Agreement Amendment agreed to add additional shareholder representations and warranties, including providing for an accredited investor representation by each of the IMGX Shareholders.

The following table summarizes the Company’s loss from discontinued operations for the three months ended September 30, 2025 and nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$—	$301,661	$—	$1,225,533
General and administrative expenses	—	76,971	—	152,187
Total operating expenses	—	378,632	—	1,377,720
Interest expense	(337,259)	(305,614)	(972,114)	(670,298)
Other (expense) income	155,306	(1,473)	155,306	47,256
Loss from discontinued operations	$(181,953)	$(685,719)	$(816,808)	$(2,000,760)

The assets and liabilities associated with discontinued operations consist of the following as of September 30, 2025:

Assets held for sale:
Prepaid expenses and other current assets	$3,131,929
Property and equipment, net	16,180
Goodwill and intangible assets	80,021,900
Total assets held for sale	$83,170,009
Liabilities held for sale:
Accounts payable	$141,906
Accrued expenses and other current liabilities	3,254,381
Debt	6,403,737
Deferred tax liability	13,872,684
Total liabilities held for sale	$23,672,708

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting Date
		Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2025 (unaudited):
Money market funds	$18	$18	$—	$—	$18
Note Payable (carried at amortized cost)	$700,000	—	$700,000	—	$700,000

December 31, 2024:
Money market funds	$12,723	$12,723	$—	$—	$12,723
Note Payable	$612,784	—	$612,784	—	$612,784

The note payable is carried at amortized cost; its fair value is disclosed above for informational purposes only, as its stated interest rate approximates a market rate for similar instruments. The Company has not elected the fair value option for any of its financial liabilities.

At September 30, 2025 and December 31, 2024, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP. The note payable is carried at amortized cost and is not subject to recurring fair value measurement.

Note 6 –Goodwill

Goodwill is as follows:

Goodwill
Balance on Dec 31, 2024	$1,684,182
Balance on March 31, 2025	1,684,182
Goodwill associated with IMGX acquisition	18,354,326
Goodwill reclassified as held for sale	(18,354,326)
Goodwill associated with Grid AI acquisition	24,111,981
Balance on Sept 30, 2025 (unaudited)	$25,796,163

Note 7 – Intangible Assets and In-Process R&D

The Company’s intangible assets consist of (i) intangible assets acquired from ImmunogenX, LLC (“IMGX”), including patents, tradenames and trademarks, and (ii) identifiable intangible assets acquired in the Grid AI acquisition, including developed technology, customer relationships, and trade names. As of September 30, 2025, all IMGX intangible assets and in-process R&D (“IPR&D”) have been reclassified as held for sale in connection with the Company’s plans to divest the IMGX business. The activity related to IMGX intangible assets is presented separately below.

IMGX Intangible Assets (held for sale)	Estimated	September 30,
	Useful Life	2025
Patents	2 years	$140,000
Trademarks and trade names	6 years	230,000
Less: accumulated amortization		(31,598)
Intangible assets, net		338,402
In-process R&D		63,000,000
Intangible assets and in-process R&D reclassified as held for sale		(63,338,402)
Total intangible assets and in-process R&D, net		$—

The following identifiable intangible assets were recognized as part of the Grid AI acquisition and are not classified as held for sale. These assets are amortized on a straight-line basis over their estimated useful lives:

	Estimated	September 30,
	Useful Life	2025
Developed Technology, net	10 years	$18,387,000
Customer Relations	8 years	2,630,000
Trade Name	10 years	782,000
Total intangible assets, net		$21,799,000

Estimated
Year ending December 31,	Amortization Expense
2025 (remaining 3 months)	$561,412
2026	2,245,650
2027	2,245,650
2028	2,245,650
2029	2,245,650
2030 and thereafter	12,254,988
Total	$21,799,000

Note 8 - Accrued Expenses

Accrued expenses consisted of the following:

	September 30,
	2025	December 31,
	(unaudited)	2024
Lease write-off	$236,511	$—
Professional fees	142,313	186,173
Consulting fees	31,500	65,875
Total accrued expenses	$410,324	$252,048

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

On August 18, 2025, the Company effected a reverse stock split, whereby every three shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock, but without any change in the number of authorized shares of common stock and the par value per share.

All share and per share amounts have been retroactively restated to reflect the reverse stock splits referenced above.

Common Stock

The Company had 2,547,147 and 1,584,650 shares of its Common Stock issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

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

On July 16, 2020, the Company designated 1,731.6 shares as Series B Preferred Stock. As of September 30, 2025 and December 31, 2024, 475.56 shares of Series B Preferred Stock were issued and outstanding, respectively. There are 760.74 shares of Series B Preferred Stock remain authorized but undesignated and unissued.

On January 5, 2021, the Company designated 25,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. As of September 30, 2025 and December 31, 2024, 0 shares of Series C Preferred Stock were issued and outstanding, with 13,967.67 shares of Series C Preferred Stock remaining authorized but unissued.

On July 15, 2022, the Company designated 50 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on as of September 30, 2025 and December 31, 2024.

On July 15, 2022, the Company designated 50 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on September 30, 2025 and December 31, 2024.

On November 28, 2022, the Company designated 2,333 shares as Series F Preferred Stock and had 0 shares of Series F Preferred Stock issued and outstanding on September 30, 2025 and December 31, 2024.

On September 30, 2025, the Company designated 38,801.546 shares of Series H Non-Voting Convertible Preferred Stock. As of September 30, 2025 and December 31, 2024, 28,604.5 and 0 shares of Series H Preferred Stock were issued and outstanding, respectively. Each share of Series H Preferred Stock has a liquidation preference of $618.53 per share, resulting in an aggregate liquidation preference of approximately $24.0 million as of September 30, 2025. The Series H Preferred Stock was issued to the shareholders of Grid AI Corp. as part of the consideration for the acquisition of Grid AI Corp. (See Note 3).

As of September 30, 2025, the aggregate liquidation preference of the Company’s outstanding preferred stock consisted of approximately $61.7 million for Series G Preferred Stock and $24.0 million for Series H Preferred Stock.

Mezzanine Equity

Series G Preferred Stock

The Company had 12,373.226 and 12,373.226 shares of Series G stock issued and outstanding on September 30, 2025 and December 31, 2024, respectively.

On March 13, 2024, the Company issued 12,373.226 shares of Series G Preferred stock in connection with the IMGX Merger. The following is a summary of the principal terms of the Series G Preferred Stock as set forth in the Certificate of Designation of the Series G Preferred Stock:

General; Transferability. Share of Series G Preferred Stock was issued in book-entry form at the time of designation and initial issuance in 2022. The Series G Preferred Stock is uncertificated, meaning no physical certificates are issued and ownership is recorded electronically on the Company’s books and records. Shares of Series G Preferred Stock may be transferred by the holders thereof without the consent of the Company, subject to applicable securities law restrictions and compliance with the Company’s transfer agent procedures.

Conversion. Following stockholder approval of the conversion of the Series G Preferred Stock into Common Stock in accordance with the listing rules of the Nasdaq Stock Market (the “Conversion”), each share of Series G Preferred Stock will automatically convert into 333.33 shares of Common Stock, subject to certain limitations, including that a holder of Series G Preferred Stock is prohibited from converting shares of Series G Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

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

Redemption. The Series G Preferred Stock is redeemable for cash at the option of the holder any time beginning six months after issuance, at a price per share equal to the then-current fair value and is not redeemable at the option of the Company.

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

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. The Company has not made any sales of common stock under the ATM Agreement to date. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. The Company did not utilize the ATM Agreement during the nine months ended September 30, 2025 or the year ended December 31, 2024.

July 2024 Inducement Offering

On July 10, 2024, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder (the “Holder”) of warrants to purchase shares of the Company’s common stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase 587,558 shares of the Company’s common stock (the “Existing Warrant Shares”), in the aggregate, at a reduced exercised price of $1.09 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 1,175,116 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Inducement Warrants will be exercisable upon the receipt of stockholder approval and may be exercised until the fifth anniversary of the date on which such stockholder approval is obtained. The Company received aggregate gross proceeds of approximately $1.9 million from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth approximately $0.1 million for its services, in addition to reimbursement for certain expenses.

May 2024 Registered Direct Offering

On May 14, 2024, the Company completed a Registered Direct Offering (the “May 2024 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) 91,667 shares of Common Stock, (ii) pre-funded warrants (the “May 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 30,033 shares of Common Stock and (iii) common warrants (the “May 2024 Warrants”) to purchase up to an aggregate of 244,000 shares of Common Stock. The public offering price for each share of Common Stock and accompanying May 2024 Warrant to purchase one share of Common Stock was $8.85 per share. The May 2024 Pre-Funded Warrants have an exercise price of $0.0003 per share, are exercisable immediately and will expire when exercised in full. The May 2024 Warrants have an exercise price of $8.10 per share, are exercisable immediately and will expire six years from the initial exercise date.

The Company received gross proceeds of approximately $1.1 million less placement agent’s fees and other offering expenses of approximately $0.2 million.

March 2024 Registered Direct Offering

On March 6, 2024, the Company completed a Registered Direct Offering (the “March 2024 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) 57,700 shares of Common Stock, (ii) pre-funded warrants (the “March 2024 Pre-Funded Warrants”) to purchase up to an aggregate of 117,508 shares of Common Stock and (iii) common warrants (the “March 2024 Warrants”) to purchase up to an aggregate of 175,208 shares of Common Stock. The public offering price for each share of Common Stock and accompanying March 2024 Warrant to purchase one share of Common Stock was $22.83 per share. The March 2024 Pre-Funded Warrants have an exercise price of $0.0003 per share, are exercisable immediately and will expire when exercised in full. The March 2024 Warrants have an exercise price of $22.44 per share, are exercisable immediately and will expire five years from the initial exercise date. The Company received gross proceeds of approximately $4.0 million less placement agent’s fees and other offering expenses of approximately $0.4 million.

Common Stock Issuances

Issuances for the Three Months Ended September 30, 2025

During the three months ended September 30, 2025, the Company issued an aggregate of 534,223 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001 (See Note 11).

During the three months ended September 30, 2025, the Company issued an aggregate of 424,348 shares of Common Stock to the shareholders of Grid AI Corp. as consideration for the acquisition of Grid AI Corp. (See Note 3).

Issuances for the Nine Months Ended September 30, 2025

During the nine months ended September 30, 2025, the Company issued an aggregate of 3,897 shares of Common Stock upon the vesting of RSUs (See Note 11).

During the nine months ended September 30, 2025, the Company issued an aggregate of 534,223 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001 (See Note 10).

Issuances for the Three Months Ended September 30, 2024

During the three months ended September 30, 2024, the Company issued 587,558 shares of Common Stock under the July 2024 Inducement Offering for which the Company received net proceeds of approximately $1.7 million.

During the three months ended September 30, 2024, the Company issued an aggregate of 12,727 shares of Common Stock upon the vesting of RSUs (See Note 11).

Issuances for the Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, the Company issued 57,700 and 91,667 shares of Common Stock under the March 2024 Offering and May 2024 Offering, respectively, for which the Company received net proceeds of approximately $4.5 million.

During the nine months ended September 30, 2024, the Company issued 587,558 shares of Common Stock under the July 2024 Inducement Offering for which the Company received net proceeds of approximately $1.7 million.

During the nine months ended September 30, 2024, the Company issued an aggregate of 12,277 shares of Common Stock with a value of $2.3 million in connection with the IMGX acquisition.

During the nine months ended September 30, 2024, the Company issued an aggregate of 6,158 shares of Common Stock with a value of $0.1 million to its financial advisors in connection with the IMGX acquisition.

During the nine months ended September 30, 2024, the Company issued an aggregate of 147,842 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0003 (See Note 10).

During the nine months ended September 30, 2024, the Company issued an aggregate of 9 shares of Common Stock upon the exchange of an aggregate of 10 shares of Series B Preferred Stock with a stated value of approximately $234,376 plus accrued dividends of approximately $70,429.

During the nine months ended September 30, 2024, the Company issued an aggregate of 116,667 shares of its Common Stock to consultants with a grant date fair value of approximately $1,541,995 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the nine months ended September 30, 2024, the Company issued an aggregate of 40,445 shares of Common Stock upon the vesting of RSUs (See Note 11).

Note 10 – Warrants

Warrant activity for the nine months ended September 30, 2025 and September 30, 2024 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2025	1,642,544	$20.94	4.71
Issued during the period	4,945,340	0.81	4.86
Expired during the period	(52)	96,627.31	—
Exercised during the period	(534,223)	0.81	4.86
Warrants outstanding and exercisable on September 30, 2025	6,053,609	$4.28	4.62

Warrants outstanding and exercisable on January 1, 2024	593,260	$57.87	4.99
Issued during the period	1,742,166	5.61	4.85
Assumed from IMGX	42,560	10.44	8.47
Expired during the period	(1)	157,500.00	—
Exercised during the period	(735,400)	11.97	8.58
Warrants outstanding and exercisable on September 30, 2024	1,642,585	$21.63	4.96

As of September 30, 2025, the outstanding warrants expire from 2025 through 2033.

During the nine months ended September 30, 2025, investors exercised pre-funded warrants to purchase 534,223 shares of the Company’s Common Stock and common stock warrants to purchase 534,252 shares of the Company’s Common Stock in connection with previous offerings.

During the nine months ended September 30, 2024, the Company issued warrants to purchase 525,625 shares of the Company’s Common Stock and pre-funded warrants to purchase 352,525 shares of the Company’s Common Stock in connection with the March 2024 Offering, warrants to purchase 732,000 shares of the Company’s Common Stock and pre-funded warrants to purchase 91,000 shares of the Company’s Common Stock in connection with the May 2024 Offering, and warrants to purchase 3,525,348 shares of the Company’s Common Stock in connection with the July Inducement Offering (See Note 9). Additionally, the Company assumed warrants to purchase 127,680 shares of the Company’s Common Stock in connection with the IMGX acquisition.

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

As of September 30, 2025, there were an aggregate of 73 total shares available (but un-issuable) under the 2014 Plan, of which 9 are issued and outstanding, and 4 shares are reserved subject to issuance of restricted stock and RSUs.

As of September 30, 2025, 817,644 total shares were authorized under the 2020 Plan, of which 50,274 were issued and outstanding and 767,370 shares were available for potential issuances.

As of January 1, 2025, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 969,356 under the 2020 Plan’s evergreen provision.

During the nine months ended September 30, 2025 and 2024, stock option activity under the 2014 Plan, 2020 Plan, and IMGX 2021 Plan was as follows:

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2025	29,950	$8,181.66	7.06	$—
Expired	(27,194)	$227.07	—	—
Assumed from IMGX	—	—	—	—
Outstanding at September 30, 2025	2,756	$39,125.16	7.01	$—
Exercisable at September 30, 2025	2,756	$39,125.16	7.01	$—

		Average	Remaining
	Number	Exercise	Contract	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at January 1, 2024	142	$18,311.43	8.53	$—
Expired	(5)	56,162.40	—	—
Assumed from ImmunogenX	66,884	2.43	7.05	—
Outstanding at September 30, 2024	67,021	$36.03	7.05	$—
Exercisable at September 30, 2024	67,021	$35.22	7.05	$—

There were no grant of options during the nine months ended September 30, 2025 by the Company. During the nine months ended September 30, 2024, the Company assumed fully vested options to purchase 66,884 shares of the Company’s Common Stock issued under the IMGX 2021 Plan.

For the nine months ended September 30, 2025 and 2024, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2025	2024
Contractual term (in years)	—	7.6
Expected Volatility	—%	110.35%
Risk-free interest rate	—%	4.20%
Expected Dividend yield	—%	0%

Using the Black-Scholes Option Pricing Model, the estimated weighted average fair value of an option to purchase one share of common stock assumed during the nine months ended September 30, 2024 was $18.96.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock units (“RSUs”) refer to an award which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

As of each September 30, 2025 and September 30, 2024, under the 2014 Plan, the Company had 1 shares of restricted stock outstanding and an aggregate unrecognized restricted Common Stock expense of approximately $269,500, which will be recognized when vesting of certain milestones become probable.

During the nine months ended September 30, 2025 and 2024, RSU activity under the 2020 Plan was as follows:

		Weighted-Average	Weighted-Average
	Number	Grant Date	Remaining Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2025	1,667	$11.88	2.24
Awarded	—	—	—
Vested	—	—	—
Cancelled	(1,667)	11.88	—
Non-vested Outstanding at September 30, 2025	—	$—	—

Non-vested Outstanding at January 1, 2024	17,424	$12.93	9.96
Awarded	50,140	10.71	—
Vested	(44,467)	11.73	—
Cancelled	(17,408)	9.96
Non-vested Outstanding at September 30, 2024	5,689	$11.58	0.85

During the nine months ended September 30, 2025 and September 30, 2024, the Board approved the grant of 0 and 50,140 RSUs, respectively. All grants of RSUs were pursuant to the 2020 Plan and vest quarterly over a one-year period. During the nine months ended September 30, 2024, 44,467 RSUs vested, of which 4,022 were issued in October 2024.

Stock - based Compensation Expense

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$—	$9,550	$—	$60,045
General and administrative	—	174,096	—	526,851
Total stock-based compensation expense	$—	$183,646	$—	$586,896

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

Note 13 – Leases

On March 20, 2025, the Company received notice that it’s lease for the office space of 3,472 square feet in Boca Raton, Florida that was used for its corporate headquarters with a term through August 31, 2026, was in default. The Company no longer has rights to the premises. Lease expenses amounted to approximately $35,000 for the nine months ended September 30, 2025.

The weighted-average remaining lease term and weighted-average discount rate under operating leases are:

	September 30,	September 30,
	2025	2024
Lease term and discount rate
Weighted-average remaining lease term (years)	0.9	1.9
Weighted-average discount rate	7.00%	7.00%

As a result of the default, the Company fully impaired the related the Right-of-Use (ROU) asset. The carrying amounts of lease liability, which was moved to current as of September 30, 2025 were as follows:

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

Note 14 – Debt

Debt consists of the following:

Revolving
line of credit
Principal balance as of January 1, 2025	$—
Additions	700,000
Payments	—
Debt discount	—
Reclassification to liabilities held for sale	—
Total debt as of September 30, 2025	$700,000

Revolving line of credit

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to financing the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. As of September 30, 2025, approximately $1.3 million remained available for future borrowings under the Revolving Loan Agreement, subject to the satisfaction of customary draw - down conditions. Out of the Total Outstanding Amount, the Lender disbursed a loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum, and interest accumulated as of September 30, 2025 was approximately $79,500.

In connection with the IMGX acquisition, the Company assumed a revolving line of credit. In October 2022, ImmunogenX entered into a credit agreement, which allowed for a revolving line of credit (the “Revolver”) for borrowings up to $6.0 million, initially maturing on October 1, 2024, and bearing interest per annum of the prime rate plus 4.5%. The credit agreement was amended in September 2023 (the “First Amendment”) to increase the maximum borrowings of the Revolver to $7.5 million. The credit agreement was amended and restated on March 13, 2024 (the “Second Amendment”). Terms under the Second Amendment include an extended maturity date of September 13, 2025, interest per annum of the prime rate plus 6.0%, and no further draws on the line of credit after March 13, 2024. As of September 30, 2025, the Revolver and accrued interest have been reclassified to liabilities of the disposal group held for sale (see Note 4).

As of September 30, 2025, the Company was in compliance with all covenants under the Revolving Loan Agreement. The Company has not taken any action that would constitute a breach of the negative covenants, and no event has occurred that, with the passage of time or the giving of notice, would constitute an event of default under the Revolving Loan Agreement. Additionally, the Company has not incurred any indebtedness requiring lender consent, made any prohibited equity repurchases or payments, or engaged in any affiliate transactions or corporate actions restricted by the Revolving Loan Agreement.

Management continues to monitor compliance with the Revolving Loan Agreement on an ongoing basis and currently believes the Company will remain in compliance with all covenants for at least the next twelve months.

Promissory notes

In connection with the IMGX acquisition, the Company assumed two promissory notes, one of which is with a related party. The notes are each in the amount of $0.5 million, accrue interest at a rate of the prime rate plus 4.5% per annum, and have a maturity date of September 30, 2025. As of September 30, 2025, the promissory notes and all accrued interest has been reclassified to liabilities of disposal group held for sale.

EIDL loan

In connection with the IMGX acquisition, the Company assumed an Economic Injury Disaster Loan (“EIDL”) loan with a principal balance of $0.5 million bearing interest of 3.75% per annum, with interest payable monthly in arrears. The Company determined the loan has a fair value as of the assumption date of March 13, 2024 of $38,000, resulting in a discount of $462,000 which is amortized over the remaining life of the loan. All unpaid principal and interest are due at maturity on June 30, 2050. As of September 30, 2025, the EIDL loan and all accrued interest has been reclassified to liabilities of disposal group held for sale.

Directors and Officer’s Liability Insurance

On February 5, 2025, the Company entered into 10-month financing agreements for its directors and officer’s liability insurance, as well as other corporate insurances, in the amount of approximately $0.1 million that bears interest at an annual rate of 10.75%. Monthly payments going forward, including principal and interest, are approximately $15,000 per month. The balance due under these financing agreements was $0.06 million at September 30, 2025 and $0 at December 31, 2024.

Note 15 - Related Party Balances

The Company has related party transactions with AMP Solar Group Ltd. (“AMP Solar Group”), the holder of a 25% non-controlling interest in AMP UK Holdings, a Grid AI subsidiary. As a result of the acquisition of Grid AI on September 30, 2025, the Company assumed Grid AI’s deferred consideration liability totaling $7.0 million, consisting of $2.0 million classified as current and $5.0 million classified as non-current, representing amounts payable to AMP Solar Group for acquisition of equity interest in AMP UK Holdings.

The Company also recorded other non-current liabilities of approximately $7.3 million classified as “Other Non-Current Liabilities” in the consolidated balance sheet. These amounts likewise represent balances payable to AMP Solar Group for the services provided under arrangements predating the Grid AI acquisition. The obligations are non-interest-bearing and are expected to be settled through future cash payments or other negotiated arrangements.

No cash settlements were made between these entities during the nine months ended September 30, 2025.

Note 16 – Net (Loss) Income per Common Share

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

For the nine months ended September 30, 2025 stock options in the amount of 2,759 and warrants in the amount of 6,053,557 were excluded from the calculation of diluted net loss per share as they did not have a dilutive effect.

All shares of Common Stock that may potentially be issued in the future are as follows:

	September 30, 2025	September 30, 2024
	(unaudited)	(unaudited)
Series G convertible preferred stock	4,124,409	4,124,409
Common stock warrants	6,053,557	1,642,585
Stock options	2,759	67,021
RSUs not yet issued	—	5,689
Series B convertible preferred stock (1)	140	45
Restricted stock not yet issued	1	1
Total shares of common stock issuable	10,180,866	5,839,750
(1)	Series B convertible preferred stock is assumed to be converted at the rate of $97,020 per common share, which is the conversion price as of September 30, 2025.

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

Employer contributions under this 401(k) plan amounted to approximately $1,000 and $84,000 for the nine months ended September 30, 2025 and 2024, respectively, and approximately $95,000 for year ended December 31, 2024.

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740 - 270 and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the first quarter of 2025 and 2024 are neither more likely than not to be realized in the current year nor realizable as a deferred tax asset at the end of the year. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets generated during the three months ended September 30, 2025 and 2024 is zero.

The Company’s effective income tax rate was approximately 0% and 160% for the nine months ended September 30, 2025 and 2024, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the nine months ended September 30, 2025 differs from the applicable statutory tax rate primarily due to the valuation allowance recorded against its deferred tax assets. The Company’s effective tax rate for the nine months ended September 30, 2024 differs from the applicable statutory tax rate primarily due to the impact of the accounting for the IMGX Merger during the period, which resulted in the release of a portion of the valuation allowance that had previously been recorded against the deferred tax assets of the Company.

Note 19 - Contingencies

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

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) initiated an action against the Company by filing a summons and complaint in the Supreme Court of the State of New York, New York County. The complaint alleges that the Company owes to EGS $749,301.00 in fees for legal services EGS allegedly provided to the Company between September 2023 to January 2025, a period of time prior to the appointment of certain new directors to the Board and of Mr. Paolone as Interim Chief Executive Officer. EGS’s lawsuit alleges breach of contract, account stated, and quantum meruit claims. The Company is in the process of investigating the allegations of the complaint and plans to defend the action. The full amount claimed has been accrued as of September 30, 2025. On July 28, 2025, the parties filed a Stipulation Extending the Company’s Time to Answer, Move, or Otherwise Respond to the Complaint until January 13, 2026.

On January 8, 2025, Asymchem, Inc. (“Asymchem”) commenced an action against the Company by filing a complaint in the Supreme Court of the State of New York, New York County. The complaint alleges that the Company failed to pay $171,219 for services allegedly rendered under an Agreement dated May 25, 2023, which amended, restated, and superseded a Master Services Agreement dated December 3, 2020. Asymchem asserts causes of action for breach of contract and account stated in connection with services purportedly provided in the development and manufacture of the Company’s products. The Company filed its Answer on April 4, 2025, and the parties are currently engaged in discovery. On September 5, 2025, Asymchem filed a motion for summary judgment on the claims asserted in the complaint, and the Company submitted its opposition on September 29, 2025. The motion is presently pending before the Court.

Note 20 - Subsequent Events

Subsequent to September 30, 2025, the Company completed additional equity activities and financing events.

On October 17, 2025, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company may sell up to $5.0 million in gross proceeds consisting of (i) Promissory Notes (“Notes”) and (ii) common stock purchase warrants (“Warrants”) to purchase up to 1,520,000 shares of common stock. The initial closing occurred on October 17, 2025, for gross proceeds of $500,000 and included the issuance of a Note in the principal amount of $500,000 and a Warrant to purchase 200,000 shares of common stock.

Between October 14 and November 10, 2025, multiple holders of warrants issued in the October 2025 private placement exercised their warrants for shares of common stock pursuant to the terms of the agreements. The exercises occurred in several tranches and included both cash and cashless exercises. In aggregate, approximately 0.8 million warrants were exercised, resulting in the issuance of approximately 0.8 million shares of common stock. Following these exercises, approximately 25 thousand warrants remain outstanding under the October 2025 issuance.

As a result of these warrant exercises, the Company’s total common shares outstanding increased from approximately 2.5 million as of September 30, 2025 to approximately 3.3 million as of November 12, 2025.

On October 28, 2025, the Company received a letter from Nasdaq confirming that based on the Form 8-K filed by the Company on October 6, 2025, the Company is in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1). The letter also noted that if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to delisting. At that time, Nasdaq will provide written notification to the Company, which may then appeal Nasdaq’s determination to a Hearings Panel.

On November 5, 2025, the Company received a Staff Determination Letter from Nasdaq Listing Qualifications stating that the Company’s proposed share exchange transaction with GridAI Corp. constitutes a “Change of Control” under Nasdaq Listing Rule 5110(a). The letter indicates that, as a result of this determination, the post-transaction entity will be required to satisfy all initial listing requirements and complete Nasdaq’s initial listing process prior to obtaining shareholder approval for the second step of the transaction. The letter further states that if the Company does not meet these requirements, Nasdaq may issue a delisting determination, at which time the Company would have the opportunity to request a hearing to appeal such determination. The Company is evaluating the Staff’s determination and its available options.

The Company evaluated all subsequent events through the date these condensed consolidated financial statements were issued and determined that no other material subsequent events occurred that would require recognition or additional disclosure in the accompanying financial statements.

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

Overview

We are engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. In addition to our biotechnology programs, we also conduct operations through Grid AI, an artificial intelligence - driven energy technology platform acquired on September 30, 2025, which offers software designed to optimize and coordinate distributed energy resources.

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

On September 30, 2025, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with GridAI Corp, a Nevada corporation (“GridAI”), and the stockholders of all of the issued and outstanding shares of GridAI (such shares, the “Shares,” and the stockholders, collectively, the “Sellers,”). GridAI is a grid-edge, AI-driven software and device platform that enables utilities, retailers, and large power users to dynamically manage load and distributed energy resources. Pursuant to the Share Exchange Agreement, the Company purchased the Shares from the Sellers for a purchase price consisting of (i) an aggregate of 424,348 shares of the Company’s common stock, which represents 19.99% of the issued and outstanding shares of common stock as of the date of entry into the Share Exchange Agreement, and (ii) 38,801,546 shares of the Company’s Series H Non-Voting Convertible Preferred Stock, having such rights and preferences as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series H Non-Voting Convertible Preferred Stock filed with the Delaware Secretary of State on October 1, 2025. The shares of Series H Non-Voting Convertible Preferred Stock can be convertible into an aggregate of 38,801,546 shares of Common Stock, subject to shareholder approval and certain conditions and adjustments as set forth in the Certificate of Designation.

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

In March 2025, we announced that we entered into a rescission agreement (the “Rescission Agreement”), by and among the Company, IMGX and the former shareholders of IMGX (the “IMGX Shareholders”). Under the terms of the Rescission Agreement, the parties have amicably determined that it is in their collective best interest to: (i) rescind the issuances of the shares of Common Stock and Series G Preferred Stock that the Company has issued to the IMGX Shareholders as part of the Merger, (ii) convey to the IMGX Shareholders all of the issued and outstanding membership interests (the “Membership Interests”) of IMGX currently held by the Company, (iii) cancel the Assumed Options and Assumed Warrants, and (iv) provide for such additional agreements as are set forth in the Rescission Agreement. Also as set forth in the Rescission Agreement, following the closing, the Company will retain up to approximately $695,000 of IMGX’s accounts payable, and IMGX will remain responsible for approximately $9,278,400 of IMGX’s secured debt. On June 30, 2025, the Company and the IMGX Shareholders representative mutually agreed that the transactions contemplated by the Rescission Agreement may be consummated on or prior to December 31, 2025. The Company expects that the closing of the Rescission Agreement will occur on or prior to November 30, 2025, subject to satisfaction or waiver of all conditions for closing. After the transactions contemplated by the Rescission Agreement have been consummated, IMGX will no longer be a subsidiary of the Company, and the Company will no longer be holding any interest in IMGX.

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

On February 26, 2025, we gave notice to terminate our license agreement with Sanofi for the development of Capeserod, a selective 5 - HT4 receptor partial agonist. This termination was effective in April 2025. No payments are due to Sanofi.

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

Our Product Candidates

Our Adrulipase programs are focused on the development of an oral, non-systemic, biologic capsule for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Our goal is to provide CF and CP patients with a safe and effective therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. In July 2023, we announced topline results from our Phase 2b monotherapy bridging study using a new enteric microgranule formulation of Adrulipase. Although the primary efficacy endpoint was not achieved, data from the study indicated that the enhanced Adrulipase formulation was safe, well tolerated and demonstrated an improvement over prior formulations of Adrulipase. We are planning to move this program forward in 2026.

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

Our Capeserod program was in-licensed from Sanofi in September 2023. Sanofi conducted Phase 1 and Phase 2 Central Nervous System (“CNS”) trials with over 600 patients. In Sanofi’s CNS trials, Capeserod appeared safe and well-tolerated. Research on Capeserod and subsequent artificial intelligence (“AI”) empowered analyses suggest that the drug possesses a unique mechanism of action that is applicable to several GI indications underserved by currently available therapeutics. We are no longer working on this program and on February 26, 2025, notified Sanofi of our intent to terminate the license agreement. As of September 30, 2025 the agreement with Sanofi has been terminated.

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

Grid AI and AMPX Initiatives

On September 30, 2025, the Company completed the acquisition of Grid AI Corp., a grid-edge, AI-driven software and device platform that enables utilities, energy retailers, and large commercial and industrial customers to manage distributed energy resources and optimize power usage. Grid AI, through its operating subsidiary AmpX, provides an artificial intelligence–based orchestration platform that integrates with existing grid and on-site infrastructure to support automated load management, distributed generation optimization, and real-time energy system coordination. The platform applies machine-learning models to analyze grid conditions and adjust asset performance to improve reliability, reduce operating costs, and support the increasing adoption of renewable and decentralized energy resources.

The operations of Grid AI, together with related technology initiatives including the AMPX platform, represent a new operating component of the business. Because the acquisition occurred at the end of the reporting period, Grid AI’s operations are not separately discussed or presented in this Form 10-Q. Management will begin providing expanded discussion of Grid AI and AMPX activities in subsequent filings as integration progresses and operational data becomes available. See Note 3 – Business Combination (Grid AI Acquisition) for further information.

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

On October 28, 2025, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that, based on the Form 8-K filed by the Company on October 6, 2025, the Company is in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Listing Rule 5550(b)(1). The letter also noted that if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to delisting and would have the opportunity to appeal any such determination to a Nasdaq Hearings Panel.

Revolving Loan Agreement

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of September 30, 2025 was approximately $79,500. The Revolving Loan Agreement provides that it is a condition of the closing of the Financing that not less than three of the current members of our Board of Directors resign and that three nominees designated by the Lender (“Lender Board Member Candidates”) be appointed to the Board of Directors by the remaining members of the Board of Directors. The Revolving Loan Agreement also provides that we will use our reasonable best efforts to consummate an underwritten or “best efforts” public offering of not less than $5,000,000 by us of our Common Stock and/or any convertible security or warrant, option or other right to subscribe for or purchase any additional shares of our Common Stock (“Qualified Public Equity Offering”) as soon as practicable, and the Lender shall cooperate with us in connection therewith. If, despite the reasonable best efforts of the Borrower, (x) a registration statement with respect to securities to be offered in a Qualified Public Equity Offering (the “QPEO S-1”) is not filed within 45 days following the initial Closing Date, or (y) a Qualified Public Equity Offering is not consummated within the earlier of (A) 120 days from the initial filing of the QPEO S-1 and (B) 30 days of a QPEO S-1 being declared effective by the SEC, then the Lender Board Member Candidates shall, upon the written request of the remaining members of the Board of Directors, resign from all of their respective positions on the Board of Directors.

As of September 30, 2025, the Company was in compliance with all covenants under the Revolving Loan Agreement. The agreement includes customary conditions and covenants, including requirements related to board composition and the Company’s reasonable best efforts to complete a Qualified Public Equity Offering (“QPEO”) within specified timeframes. Management is actively pursuing such offering and does not currently anticipate any default or acceleration under the terms of the facility.

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

The Rescission Agreement may be terminated and the transactions contemplated thereby may be abandoned by the Company or the Shareholder Representative, as defined in the Rescission Agreement, if the transactions contemplated thereby shall not have been consummated by June 30, 2025, unless the Company and Shareholder Representative shall have consented to a subsequent date. On June 30, 2025, the Company and the IMGX Shareholders representative mutually agreed that the transactions contemplated by the Rescission Agreement may be consummated on or prior to December 31, 2025.

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

As of September 30, 2025, we had cash and cash equivalents of approximately $2.5 million, and had sustained cumulative losses attributable to common stockholders of approximately $3.7 million. We have closed on a revolving loan agreement in the principal amount of $2.0 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our expenses will continue to grow and, as a result, we will need to generate significant product revenues to achieve profitability. We may never achieve profitability. As such, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. We believe these conditions may raise substantial doubt about our ability to continue as a going concern.

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

Debt Obligations

Revolving line of credit

Effective January 31, 2025, we entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), with a Lender pursuant to which the Lender agreed to make loans to us. Pursuant to and under the terms of the Revolving Loan Agreement, we issued to the Lender a revolving note dated January 27, 2025 in the principal amount of $2,000,000 (the “Revolving Note” and such amount, the “Total Outstanding Amount”). This transaction is referred to as the “Financing”. We shall use the proceeds from the Financing for general corporate purposes, including but not limited to finance the expense of a Qualified Public Equity Offering (as defined below) and payment of certain items. Out of the Total Outstanding Amount, the Lender disbursed an initial loan amount of $700,000. The Revolving Note bears interest at the rate of 18% per annum interest accumulated as of September 30, 2025 was approximately $79,500.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	September 30,		Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development expenses	$6,673	$206,999	$(200,326)
General and administrative expenses	928,114	1,685,608	(757,494)
Total operating expenses	934,787	1,892,607	(957,820)
Other expenses	(36,069)	2,645	33,424
Loss before Income tax expense	(970,856)	(1,895,252)	924,396
Income Tax Expense	—	—	—
Loss from continued operations	$(970,856)	$(1,895,252)	$924,396
Loss from discontinued operations	(181,953)	(685,719)	503,766
Net income (loss)	$(1,152,809)	$(2,580,971)	$1,428,162

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidates, including Adrulipase, Niclosamide, Capeserod and Latiglutenase. As a result, we did not have any revenue during the three months ended September 30, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the three months ended September 30, 2025 totaled approximately $6,673, a decrease of approximately $0.2 million, over the approximately $0.2 million recorded for the three months ended September 30, 2024.

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

General and administrative expenses for the three months ended September 30, 2025 totaled approximately $0.9 million, a decrease of approximately $0.8 million, or 46% over the approximately $1.7 million recorded for the three months ended September 30, 2024.

The decrease of approximately $0.8 million in total general and administrative expenses was primarily attributable to a decrease of $0.6 million related to a decrease in overall headcount, and reduction in D&O insurance of $0.2 million, approximately.

Other Expenses

Other expenses for the three months ended September 30, 2025 related to the write down of the right of use asset see note 13 and the interest expense on the revolving loan of $31,500.

Loss from discontinued operations

Loss from discontinued operations for the three months ended September 30, 2025 of $0.2 million and $0.7 million for September 30, 2024 represents expenses related to the disposal group that was classified as held for sale.

Net income (loss)

As a result of the factors above, our net loss for the three months ended September 30, 2025 totaled approximately $1.2 million, a decrease of approximately $1.4 million, or 54%, over the net loss of approximately $2.6 million recorded for the three months ended September 30, 2024.

Consolidated Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Nine Months Ended
	September 30,		Increase
	2025	2024	(Decrease)
Operating expenses:
Research and development expenses	$32,080	$882,522	$(850,442)
General and administrative expenses	2,362,957	13,535,241	(11,172,284)
Total operating expenses	2,395,037	14,417,763	(12,022,726)
Total other income (expense)	(198,855)	7,184	191,671
Loss before Income tax expense	(2,593,892)	(14,424,947)	11,831,055
Income Tax Expense	—	10,604,640	10,604,640
Loss from continued operations	$(2,593,892)	$(3,820,307)	$1,226,415
Loss from discontinued operations	(816,808)	(2,000,760)	1,183,952
Net income (loss)	$(3,410,700)	$(5,821,067)	$2,410,367

Revenues

We have not yet achieved revenue-generating status from any of our product candidates. Since inception, we have devoted substantially all of our time and efforts to acquiring and developing our product candidate, Adrulipase. As a result, we did not have any revenue during the nine months ended September 30, 2025 and 2024, respectively.

Research and Development Expense

Research and development expenses for the nine months ended September 30, 2025 totaled approximately $32,080, a decrease of approximately $0.9 million, over the approximately $0.9 million recorded for the nine months ended September 30, 2025.

The decrease in research and development expenses of $0.9 due to primarily attributable to a decrease in clinical related expenses.

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

General and administrative expenses for the nine months ended September 30, 2025 totaled approximately $2.4 million, a decrease of approximately $11.2 million, or 83% over the approximately $13.5 million recorded for the nine months ended September 30, 2024.

The decrease of approximately $11.2 million in total general and administrative expenses was primarily attributable to a decrease of $4.2 million of non-cash expense recorded for the Tungsten financial advisor fees related to IMGX merger, decrease of legal fees of $1.0 million, $1.5 million related to a decrease in overall headcount, $1.7 million in share-based compensation for consultants and $0.3 million decrease for employees, and $1.2 million in public company fees, $0.3 million in personnel related costs and $0.5 million in professional fees and reduction in D&O coverage $0.5 million.

Other Expenses

Other expenses for the nine months ended September 30, 2025 related to the write down of the right of use asset (see note 13) and the interest expense on the revolving loan of $79,500.

Loss from discontinued operations

Loss from discontinued operations for the nine months ended September 30, 2025 of $0.8 million and $2.0 million for September 30, 2024 represents expenses related to the disposal group that was classified as held for sale.

Net income (loss)

As a result of the factors above, our net loss for the nine months ended September 30, 2025 totaled approximately $3.4 million, a decrease of approximately $2.4 million, or 41%, over the income of approximately $5.8 million recorded for the nine months ended September 30, 2024.

Cash Flows for the nine months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(1,729,201)	$(9,046,305)
Investing activities	336,427	88,169
Financing activities	3,725,000	5,613,152
Net (decrease) in cash, cash equivalents and restricted cash	$2,332,226	$(3,344,984)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $1.7 million, primarily attributable to our net loss of approximately $3.4 million. This was partially offset by a net increase in other assets and liabilities of approximately $0.8 million, an increase in accounts payable of approximately $0.5 million, and the loss on termination of lease of approximately $0.1 million. These offsets were partially reduced by increases in accrued expenses of approximately $0.2 million and deposits of approximately $0.1 million.

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

Investing Activities

There was $336,427 cash provided by investing activities as a result of the Grid AI acquisition during the nine months ended September 30, 2025 and $0 in 2024.

Net cash provided by investing activities during the nine months ended September 30, 2024 of approximately $0.1 million was due to the net cash acquired in the acquisition of IMGX.

Financing Activities

Net cash provided by financing activities of approximately $3.7 million for the nine months ended September 30, 2025 was due to net proceeds of approximately $0.7 million from the draw from the revolver loan and approximately $3.0 million from proceeds from pre-funded warrants.

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

During the three months ended September 30, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking to recover unpaid legal fees, costs, and disbursements. EGS alleges that the Company failed to pay for legal services rendered to the Company from September 2023 through January 2025, and is claiming breach of contract, account stated, and quantum meruit. EGS seeks monetary damages in the amount of $749,301.00, with applicable interest, and costs and disbursements for the lawsuit. On May 21, 2025, the court issued a stipulation to extend the time to answer, move or otherwise respond to the complaint to June 30, 2025, and a subsequent stipulation dated June 24, 2025 further extending such time to July 31, 2025. The Company is currently evaluating the claims and defenses and is in negotiations with EGS to settle the lawsuit. On July 28, 2025, the parties filed a Stipulation Extending the Company’s Time to Answer, Move, or Otherwise Respond to the Complaint until January 13, 2026.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information called by this item. However, for a discussion of the material risks uncertainties and other factors that could have material effect on us, please refer to Part I, Item 1A. “Risk Factor” in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

ENTERO THERAPEUTICS, INC.

By	/s/ Jason Sawyer
Jason Sawyer
Interim Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Anna Skowron
Anna Skowron
Interim Chief Financial Officer
Date: November 19, 2025		(Principal Financial and Accounting Officer)