Form 10-K
period 2025-12-31
GridAI Technologies Corp.
filed 2026-05-01
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file Number 001-37853

GRIDAI TECHNOLOGIES CORP
(Exact name of registrant as specified in its charter)

Delaware	46-4993860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Plaza Real, Suite 275,
Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 589-7020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GRDX	The Nasdaq Capital Market

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The Nasdaq Capital Market on such date, was approximately $14.9 million.

There were 6,200,051 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of May 1, 2026.

GRIDAI TECHNOLOGIES CORP

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2025

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market opportunities or growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements regarding:

●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market
●	our ability to satisfy our existing payment obligations and other obligations as they become due
●	the impact of geopolitical events, including the war in Ukraine and conflicts in the Middle East, on our operations, access to capital, supply chain, third-party relationships and broader market conditions
●	the availability of capital to satisfy our working capital requirements
●	our current and future capital requirements and our ability to raise additional funds to satisfy those requirements
●	the impact of the completed rescission transaction involving our former IMGX subsidiary, including any retained or assumed liabilities and related accounting and operational effects
●	the accuracy of our estimates regarding expenses, future revenue and capital requirements
●	our ability to continue operating as a going concern
●	our ability to operate, develop and expand the Grid AI and AMPX business
●	our plans to preserve, develop or commercialize our retained legacy biopharmaceutical assets, including Adrulipase
●	our ability to initiate, continue and complete clinical trials and other development activities for Adrulipase
●	regulatory developments in the United States and foreign jurisdictions
●	the performance of our third-party vendors, service providers, consultants, collaborators, contract research organizations, contract development and manufacturing organizations and other third parties with whom we conduct business
●	our ability to obtain and maintain intellectual property protection for our core assets and technologies
●	the size of the potential markets for our products, technologies and product candidates and our ability to serve those markets
●	the rate and degree of market acceptance of our products, technologies and product candidates
●	the success of competing products, technologies and product candidates developed or commercialized by others
●	our ability to attract and retain key management, technical, operational, scientific and development personnel

-ii-

●	other risks and uncertainties, including those described under Part I, Item 1A, “Risk Factors,” of this Annual Report.

Factors that may cause actual results to differ materially from current expectations include, among other things, the risks and uncertainties described under Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report. Any forward-looking statement in this Annual Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, industry and growth strategy. Given these uncertainties, you should not place undue reliance on these forward-looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update or revise any forward-looking statements contained in this Annual Report to reflect new information, future events or circumstances, or otherwise.

This Annual Report also contains estimates, projections and other information concerning our industry, our business and the markets for certain products, technologies and product candidates, including data regarding estimated market size, projected growth rates and the prevalence of certain conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from those reflected in such information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. We have not independently verified the data obtained from third-party sources, and in some cases we do not expressly identify the sources from which such data are derived.

In this Annual Report, unless otherwise stated or the context otherwise requires, references to “GridAI,” the “Company,” “we,” “us,” “our” and similar references are to GridAI Technologies Corp. and its subsidiaries on a consolidated basis. References to “FWB” refer to First Wave Bio, Inc., a wholly owned subsidiary of the Company. Reference to “Grid AI Corp.” refer to Grid AI Corp., a Nevada corporation and our wholly owned subsidiary. Reference to “AMPX” refer to AMPX UK Holdings, a Cayman Islands company of which Grid AI holds 75% ownership interest. References to “IMGX” refer to ImmunogenX, LLC (formerly ImmunogenX, Inc.), which was previously a wholly owned subsidiary of the Company and was disposed of on December 31, 2025 in connection with the rescission transaction.

-iii-

PART I

ITEM 1.BUSINESS

Overview

GridAI Technologies Corp., formerly known as Entero Therapeutics, Inc., is a diversified technology and life sciences company operating through two principal areas: (i) energy orchestration and grid optimization software solutions through our subsidiary Grid AI Corp. and (ii) legacy biopharmaceutical development activities centered on Adrulipase for the treatment of exocrine pancreatic insufficiency. Effective December 1, 2025, the Company changed its name from “Entero Therapeutics, Inc.” to “GridAI Technologies Corp.” and changed its Nasdaq trading symbol from “ENTO” to “GRDX.”

On September 30, 2025, the Company completed a share exchange transaction pursuant to which it acquired 100% of the outstanding equity interests of Grid AI Corp., a Nevada corporation. At the time of the acquisition, Grid AI Corp. owned 75% of the issued and outstanding equity interests of AMPX UK Holdings, a Cayman Islands company, which holds the operating subsidiary AMPX Limited. Following the transaction, Grid AI Corp. and its subsidiaries, including AMPX, became consolidated subsidiaries of the Company.

Grid AI Corp. develops software and services designed to accelerate power availability and optimize energy infrastructure for artificial intelligence (AI) data centers and other large energy users. Grid Ai Corp. is currently in the development stage of an AI data center platform. This platform aims to use and optimize distributed energy resources, including battery energy storage systems, on-site generation, and grid interconnections. Currently, there is no revenue generated from this AI data center platform. Grid Ai Corp.’s commercial pipeline has recently been re-established and is continuing to develop through consulting-led engagements and targeted business development initiatives.

For the year ended December 31, 2025, the Company’s consolidated financial statements include the post-acquisition results of Grid AI Corp. and AMPX beginning on September 30, 2025. Prior to the Grid AI Corp. acquisition, the Company operated primarily as a clinical-stage biopharmaceutical company focused on targeted, non-systemic therapies for gastrointestinal diseases. Non-systemic therapies are non-absorbable drugs that act locally, such as in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. In May 2024, the Company changed its name from First Wave BioPharma, Inc. to Entero Therapeutics, Inc.

The Company’s continuing legacy biopharmaceutical focus is Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in patients with exocrine pancreatic insufficiency, including patients with cystic fibrosis and chronic pancreatitis. The Company plans to continue development activities relating to Adrulipase. The Company’s former Latiglutenase and CypCel programs were part of the ImmunogenX business, which was disposed of on December 31, 2025 in connection with the rescission transaction described below. The Company has also discontinued its Capeserod and Niclosamide programs. The Company terminated its license agreement with Sanofi relating to Capeserod on February 26, 2025 and no further payments were due thereunder.

In March 2025, the Company entered into a rescission agreement with ImmunogenX, LLC, formerly a wholly owned subsidiary of the Company, and the former shareholders of ImmunogenX. Under the rescission transaction, the parties agreed to unwind the Company’s prior acquisition of ImmunogenX by rescinding the previously issued Common Stock and Series G Preferred Stock issued in the transaction, conveying the equity interests of ImmunogenX back to the former ImmunogenX shareholders, and canceling the assumed ImmunogenX options and warrants. The Company retained approximately $695,814 of ImmunogenX accounts payable, while ImmunogenX remained responsible for approximately $9.3 million of secured debt and certain other obligations. The rescission transaction closed on December 31, 2025. Following the closing, ImmunogenX ceased to be a subsidiary of the Company, and the Company no longer held any ownership interest in that business.

As a result, as of December 31, 2025, the Company’s operations consist of (i) its newly acquired subsidiary, Grid AI Corp., and (ii) its continuing Adrulipase development program, which is conducted through its wholly owned subsidiary, First Wave Bio, Inc., together with related corporate activities.

Our Grid Optimization Software Solutions

Grid AI Corp. develops software and services designed to accelerate power availability and optimize energy infrastructure for artificial intelligence (AI) data centers and other large energy users. Grid Ai Corp. is currently in the development stage of an AI data center platform. This platform aims to use and optimize distributed energy resources, including battery energy storage systems, on-site generation, and grid interconnections. Currently, there is no revenue generated from this AI data center platform. Grid Ai Corp.’s commercial pipeline has recently been re-established and is continuing to develop through consulting-led engagements and targeted business development initiatives. Current discussions are primarily with battery energy storage system (BESS) providers and energy infrastructure participants, including companies such as Mango Power and Nomad Transportable Power Systems. While prior trial deployments, including in Australia, have not yet resulted in significant commercial revenue, these efforts have informed management’s strategy to focus on lower-friction, near-term opportunities that can be pursued with limited incremental cost. Market conditions vary significantly by geography, and the Company is prioritizing regions and use cases where its platform can be more readily adopted. Grid Ai Corp. does not have any major customers at the present time and in the future aims to primarily serve AI data center developers, hyperscalers (large-scale cloud service providers that operate extensive computing, storage, and networking infrastructure to support enterprise applications and AI workloads), and energy infrastructure developers in North America and Australia.

Notwithstanding the early-stage nature of commercialization, Grid AI Corp. continues to prioritize development of its data center energy orchestration platform, which remains its core strategic focus and is expected to serve as the foundation for future revenue generation.

Legacy Technologies

Prior to Grid AI Corp.’s acquisition of AMPX in February 2025, AMPX had developed and operated two principal technology platforms focused on residential and distributed energy management: DLS developed technology and ALICE Home Energy Management Systems (“HEMS”). While Grid Ai Corp. currently supports these technologies, there is very minimal revenue and Grid Ai Corp.’s current focus is on data centers. DLS (Dynamic Load Shaping) is Grid Ai Corp.’s front-of-meter optimization platform designed to manage and optimize large-scale distributed energy resources, such as utility-scale battery energy storage systems and solar arrays, by determining when to charge, hold, or discharge energy based on market and grid conditions. ALICE is Grid AI Corp.’s HEMS platform, which enables residential users to optimize energy usage across devices such as batteries, solar systems, and household appliances through data-driven orchestration.

While historical deployments and trial activity, including in Australia, have not yet resulted in significant commercial revenue, management believes these efforts have provided valuable operational insight and market feedback that inform Grid Ai Corp.’s current strategy. Grid Ai Corp. is actively evaluating lower-friction, near-term commercial opportunities related to these technologies, which may be pursued on a limited, low-cost basis as part of its broader development efforts.

Management has not assumed that all previously contemplated pipeline opportunities related to these legacy platforms will be realized; however, based on current market dynamics and increasing demand for energy optimization solutions, management believes it is reasonable that certain opportunities, including those that may be delayed, could be achieved. Accordingly, management continues to monitor the commercial viability of these platforms and incorporate such assessments into its broader strategic planning and impairment analyses.

Strategic Pivot and Operational Restructuring

Following its acquisition of AMPX, Grid AI Corp. assessed the commercial viability of the above platform offerings, in particular the potential for ALICE. This assessment was informed through discussions with potential customers, investors active in the sector (including venture capital and private equity firms), and executives of adjacent companies and competitors, as well as feedback from trial deployments. Based on this outreach and market feedback, Grid AI Corp.’s management determined that, while customers recognized the technical capabilities of the platform, many were unwilling to replace existing deployed systems that were viewed as sufficiently effective. The Company, together with Grid AI Corp., is currently re-evaluating these opportunities across different geographic markets, including the United States, United Kingdom, and Australia, where market conditions, customer needs, and adoption dynamics may differ from prior deployments.

Following the above assessment, Grid AI Corp.’s management initiated a strategic pivot in 2025:

●Reduced headcount to lower cash burn
●Scaled back DLS and ALICE to minimum support levels
●Focused on new technology in a fundamentally new market: energy orchestration for hyperscale AI data center campuses

This pivot represents a significant shift in both market focus and technological architecture.

AI Data Center Developed Technology

Following Grid AI Corp’s acquisition of AMPX in February 2025, Grid AI Corp. commenced development of a new technology platform focused on AI-optimized energy orchestration for large-scale data center campuses.

Grid AI Corp. plans to generate revenue from its AI data center platform through:

●	Base platform fees for operational visibility and orchestration
●	Performance-based fees tied to power cost optimization

The platform is designed to deliver AI-optimized infrastructure by integrating data center operations with advanced energy systems. Core functionality includes data integration across site-level assets (including engines, battery systems, substations, and building systems), real-time monitoring through a centralized “single pane of glass” dashboard, historical data access, and reporting capabilities.

The platform also incorporates a proprietary digital twin model of each site, enabling simulation of energy usage, asset behavior, and grid interactions under various scenarios. This is supported by forecasting models for load, generation, and market conditions, which inform optimization decisions.

Based on Grid AI Corp. management’s experience to date, including discussions with data center operators, energy infrastructure participants, and industry consultants, the Company has not identified a direct competitor offering an equivalent fully integrated solution combining data center orchestration and energy optimization at scale; however, Gris Ai Corp. operates in a broader competitive landscape that includes partial or adjacent solutions.

In addition, the platform includes a co-optimization engine that participates in energy markets (including day-ahead, real-time, and reserve markets, where applicable) while prioritizing uninterrupted data center operations. An orchestration control layer ensures that energy assets operate in accordance with both market commitments and the operational requirements of the data center.

Target customers include enterprise and government entities operating large data center campuses.

Based on current projections:

●	A majority of Gris AI Corp.’s projected 2026 revenues are expected to be derived from the AI data center technology.
●	The contribution from this platform is expected to increase substantially in subsequent years.

Gris Ai Corp. markets its legacy technologies and intends to pursue commercial deployment of its AI data center platform through direct sales and strategic partnerships with energy developers, system integrators, engineering firms, and other industry participants. Gris Ai Corp. has commenced early-stage development activities related to its data center orchestration platform in connection with a potential future deployment at a customer site. As of the date of this Current Report on Form 8-K, the platform has not yet been commercially deployed. Initial development and integration activities are ongoing, and any future commercial deployment will depend on the progress of customer projects, including construction and operational readiness milestones, as well as the availability of customer funding.

Sources and Availability of Raw Materials

Grid AI Corp.’s business is primarily software-based and does not rely on raw materials. Customer deployments may depend on third-party equipment and services, including battery systems, generation assets, and grid infrastructure.

Dependence on Major Customers

Grid AI Corp. is in an early stage of commercialization and expects that a limited number of customers may account for a significant portion of revenue in the near term. Amp Z, which is a related party (see Note 16 within financial statements), is a current customer with whom Grid AI Corp. has been engaged in ongoing collaboration since October 1, 2025; however, as of the date of this report, the parties remain under a letter of intent and have not yet finalized a definitive commercial agreement. Grid AI Corp. has not generated material revenue from Amp Z to date. Accordingly, Grid AI Corp. does not have any major customers at the present time.

Patents, Trademarks, and Agreements

Grid AI Corp. relies on proprietary software, trade secrets, trademarks, and contractual protections. Grid AI Corp. does not currently rely on material labor agreements.

Government Approvals

Grid AI Corp.’s software platform itself generally does not require direct government approvals to operate. However, its solutions are deployed within regulated energy markets and are therefore indirectly subject to a range of federal, state, and local regulatory requirements.

Customer deployments may require regulatory approvals, permits, interconnection agreements, and market participation approvals, which are typically obtained by customers, utilities, or project partners. These approvals may relate to grid interconnection, participation in wholesale electricity markets, local permitting, and compliance with applicable energy regulations.

Grid AI Corp.’s platform is designed to operate within complex and evolving regulatory frameworks, including those governing distributed energy resources, virtual power plants, and wholesale market participation. Changes in laws, regulations, market rules, or regulatory interpretations could impact the ability of customers to deploy Grid AI Corp.’ solutions, participate in energy markets, or realize the expected economic benefits of the platform.

In addition, Grid AI Corp. relies on integrations with third-party systems and market operators, including utilities, grid operators, and energy market platforms, which are themselves subject to regulatory oversight. Delays in obtaining required approvals, changes in regulatory requirements, or limitations imposed by regulators or market operators could adversely affect Grid AI Corp.’s business, operating results, and financial condition.

Effect of Government Regulation

Grid AI Corp. operates in regulated energy markets. Regulatory changes affecting energy storage, distributed energy resources, interconnection, or energy markets could impact its business.

Environmental Compliance

Grid AI Corp.’s operations are primarily software-based and are not expected to incur material environmental compliance costs. Customer projects may be subject to environmental regulations that could affect project timing.

Our Legacy Biopharmaceutical Activities

As of December 31, 2025, our legacy biopharmaceutical activities are centered on Adrulipase, our recombinant lipase enzyme program for the treatment of exocrine pancreatic insufficiency, or EPI. We are no longer developing the Latiglutenase, CypCel, Capeserod or Niclosamide programs. Following the closing of the rescission transaction involving ImmunogenX, LLC on December 31, 2025, the Latiglutenase and CypCel programs are no longer part of our business. We also terminated our license agreement with Sanofi relating to Capeserod in February 2025, and we are no longer actively pursuing Niclosamide.

Our Adrulipase program is focused on the development of an oral, non-systemic biologic therapy for the treatment of EPI in patients with cystic fibrosis, or CF, and chronic pancreatitis, or CP. Our goal is to provide CF and CP patients with a therapy to control EPI that is non-animal derived and offers the potential to dramatically reduce their daily pill burden. CP, the most common cause of EPI, is a long-standing inflammation of the pancreas that alters its normal structure and functions. In the U.S., its prevalence rate is 42 cases per 100,000 inhabitants, resulting in approximately 132,000 cases. Approximately 60% of patients affected with CP display EPI, resulting in approximately 90,000 patients requiring substitution therapy in the U.S. In Western societies, CP is caused by chronic alcoholic consumption in approximately 55-80% of cases. Other relatively frequent etiologies include the genetic form of the disease that is inherited as an autosomal dominant condition with variable penetrance, pancreatic trauma and idiopathic causes.

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

In July 2023, we announced topline results from our Phase 2b pilot monotherapy bridging study using a new enteric microgranule formulation of Adrulipase. Although the primary efficacy endpoint was not achieved, we believe that this may be on account of issues with quality control and clinical approach related to the study. Data from the study indicated that the enhanced Adrulipase formulation was well tolerated and demonstrated an improvement over prior formulations of Adrulipase, and there was an improvement in the CFA to therapeutic levels in cystic fibrosis patients with exocrine pancreatic insufficiency. We plan to have a meeting with the FDA to discuss the next steps in this regard. We are currently evaluating next steps for the Adrulipase program, including potential future clinical development, subject to available capital.

Adrulipase

Adrulipase is the active pharmaceutical ingredient derived from Yarrowia lipolytica, an aerobic yeast naturally found in various foods such as cheese and olive oil that is widely used as a biocatalyst in several industrial processes. Adrulipase is a secreted lipase naturally produced by Yarrowia lipolytica, known as LIP2, that we are developing through recombinant DNA technology for the treatment of EPI associated with CF and CP. Lipases are enzymes that help with the digestion of lipids and fats.

We previously held the exclusive right to commercialize Adrulipase in the United States, Canada, South America (excluding Brazil), Asia (excluding China, Hong Kong, and Japan), Australia, New Zealand and Israel pursuant to a sublicense from Laboratories Mayoly Spindler SAS, or Mayoly, under the Joint Research and Development Agreement, or JDLA, which also granted us joint commercialization rights for Brazil, Italy, China and Japan. In March 2019, we purchased all rights, title and interest in and to Adrulipase from Mayoly pursuant to the Mayoly Asset Purchase Agreement, or APA, although Mayoly retained exclusive commercial rights in France and Russia.

Background

The pancreas is both an endocrine gland that produces important hormones, including insulin, glucagon and pancreatic polypeptide, and a digestive organ that secretes pancreatic juice containing digestive enzymes that assist with nutrient absorption and digestion in the small intestine.

The targeted indication for Adrulipase is the treatment of EPI, which occurs when the exocrine functions of the pancreas are reduced to below approximately 10% of normal. The symptoms of EPI are driven primarily by pancreatic lipase deficiency, which results in impaired digestion of fats and other nutrients. Lipid maldigestion due to lipase deficiency can lead to weight loss, steatorrhea, greasy diarrhea and fat-soluble vitamin deficiencies.

CP is one of the principal causes of EPI. CF is another major etiology of EPI and is a severe genetic disease associated with chronic morbidity and reduced life expectancy. A substantial percentage of CF patients develop EPI and require enzyme substitution therapy.

Current treatments for EPI in CP and CF rely primarily on porcine pancreatic enzyme replacement therapies, or PERTs. Although PERTs are a long-established standard of care, they have limitations, including high pill burden, formulation challenges, variability associated with animal-derived sourcing and limited effectiveness in certain patients. Adrulipase is intended to address EPI using a recombinant, non-porcine lipase approach. Management believes that this non-animal derived profile remains a meaningful differentiating feature of the program.

Pre-Clinical Program

The efficacy of Adrulipase has been investigated in normal minipigs, which are generally considered a relevant model for digestive drug development because of physiological similarities to humans and their omnivorous diet. Experimental pancreatitis was induced by pancreatic duct ligation, resulting in severe EPI with baseline coefficient of fat absorption, or CFA, around 60% post-ligature. CFA is a measurement obtained by quantifying the amount of fat ingested orally over a defined time period and subtracting the amount eliminated in stool to estimate the amount absorbed by the body.

At doses ranging from 10.5 mg to 211 mg, Adrulipase increased CFA by approximately 25% to 29% compared to baseline, while lower doses showed more limited activity. Similar efficacy was observed in pigs receiving enteric-coated porcine pancreatic extract. These findings demonstrated in vivo activity of Adrulipase in a relevant model.

Two non-clinical toxicology studies have been conducted to date. Based on those studies, Adrulipase appeared to be well tolerated at clinically relevant dose levels in both rodent and non-rodent species.

Clinical Program

We have historically evaluated Adrulipase for two principal therapeutic settings: (i) children and adults affected by CF and (ii) adult patients with CP. In recent periods, our primary focus has been on the CF-related EPI opportunity.

Chronic Pancreatitis

During 2010 and 2011, a Phase 1/2a clinical trial of Adrulipase was conducted in conjunction with Mayoly at a single center in France. The study was primarily designed to investigate safety in 12 patients with CP or pancreatectomy and severe EPI. Adrulipase was generally well tolerated, with no serious adverse events reported. Although efficacy findings were limited and not statistically significant, the study was not designed to demonstrate statistically significant changes in CFA or steatorrhea.

We later received regulatory approvals in Australia, New Zealand and France to conduct a Phase 2 multi-center dose escalation study of Adrulipase in CP and pancreatectomy patients. In September 2018, we announced that, in pre-planned analyses, both the study’s primary and secondary endpoints were achieved, including a statistically significant improvement in CFA in a per-protocol analysis at the highest evaluated dose.

Cystic Fibrosis Monotherapy

In October 2018, the FDA cleared our IND application for Adrulipase in patients with EPI due to CF. We then initiated the Phase 2 OPTION Bridging Dose Study to investigate the safety, tolerability and efficacy of Adrulipase in CF patients with EPI compared against standard PERT therapy.

In September 2019, we announced positive results from the OPTION Bridging Dose Study. Although the study was not powered for statistical significance, the data showed meaningful signs of activity, including CFAs in a portion of patients that approached levels required for non-inferiority with standard PERTs. The coefficient of nitrogen absorption, or CNA, was also comparable between Adrulipase and PERT arms, which management considered important because it suggested protease supplementation might not be required with Adrulipase treatment.

The subsequent OPTION 2 Trial was designed to investigate the safety, tolerability and efficacy of Adrulipase in enteric capsules, at two dose levels, compared head-to-head against PERT. In March 2021, we announced topline OPTION 2 data. The trial demonstrated that Adrulipase was safe and well tolerated and that prior clinical work had shown evidence of drug activity. However, OPTION 2 did not consistently meet the primary efficacy endpoint. Some patients achieved CFA levels supportive of non-inferiority to PERT, but the overall efficacy results were uneven. Management believed that the enteric capsule formulation likely contributed to these results because the formulation appeared to dissolve too slowly in the small intestine to release the lipase in time to optimize digestion.

In response, we began development of a new enteric microgranule formulation of Adrulipase, designed to provide improved delivery characteristics. Following FDA review of the applicable IND amendment, we initiated a Phase 2b pilot monotherapy study during 2023 and received topline data in the third quarter of 2023. Although the primary efficacy endpoint was not achieved, the data indicated that the enhanced Adrulipase formulation was safe, well tolerated and improved over prior formulations. Management’s later internal assessment concluded that the program’s scientific rationale remained intact, although the path forward became narrower and more execution-dependent following these results.

As of December 31, 2025, Adrulipase remained our principal retained biopharmaceutical program. No clinical trials were conducted during 2025 as the Company focused on preserving liquidity and restructuring operations. Management has continued to evaluate potential next steps for the program, including future regulatory dialogue and clinical-development options. However, the timing and scope of any further development will depend on available capital, strategic priorities and additional assessment of the clinical and commercial path forward.

Combination Therapy

We also evaluated Adrulipase in combination with PERT in CF patients suffering from severe EPI who continued to experience fat malabsorption symptoms despite taking the maximum daily dose of PERTs. The Combination Trial was designed to investigate escalating doses of Adrulipase used together with a stable dose of PERTs in order to improve CFA and relieve abdominal symptoms.

We previously announced positive interim and topline data from this study indicating clinically meaningful improvements in CFA and other secondary measures, including stool characteristics and weight-related observations. Based on these results and later internal review, management believes that the most credible remaining value proposition for Adrulipase may include an adjunct-therapy or treatment-burden reduction thesis, rather than solely a full monotherapy replacement strategy. While no assurance can be given that this approach will ultimately succeed, management believes the available data support the conclusion that Adrulipase retained a plausible development pathway as of December 31, 2025.

Recent Developments

Nasdaq Listing and Compliance Matters

On April 22, 2026, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Annual Report on Form 10-K for the period ended December 31, 2025. The Notice provides that the Company has 60 calendar days to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, Nasdaq may grant an exception of up to 180 calendar days from the filing’s due date, or until October 12, 2026, for the Company to regain compliance.

The Company intends to submit a plan to regain compliance within the required timeframe; however, there can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance within any extension period that may be granted.

During 2025, we were subject to multiple Nasdaq compliance matters.

Annual Meeting Requirement

On January 7, 2025, we received notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5620(a) because we had not held an annual meeting of stockholders in 2024 within the required time period. We submitted a compliance plan, and Nasdaq granted us an extension until June 30, 2025 to regain compliance. Following the filing of our proxy statement on June 4, 2025 and the holding of our annual meeting of stockholders on June 30, 2025, Nasdaq notified us on July 3, 2025 that this matter was closed.

Minimum Bid Price Requirement

On September 6, 2024, we received notice from Nasdaq that we were not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). On March 6, 2025, Nasdaq granted us an additional 180-day compliance period, or until September 1, 2025, to regain compliance. During 2025, we effected a 1-for-3 reverse stock split, which became effective on August 18, 2025. On September 3, 2025, Nasdaq notified us that, because the closing bid price of our Common Stock had been at least $1.00 per share for 10 consecutive business days from August 18, 2025 through September 2, 2025, we had regained compliance with Listing Rule 5550(a)(2), and this matter was closed.

Minimum Stockholders’ Equity Requirement

On April 11, 2025, Nasdaq notified us that we were not in compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), based on stockholders’ deficit of $(3,876,738) as reported in our Annual Report on Form 10-K for the year ended December 31, 2024. Nasdaq also noted that, as of April 10, 2025, we did not satisfy the alternative continued-listing standards based on market value of listed securities or net income from continuing operations. We submitted a compliance plan, and on June 25, 2025 Nasdaq granted us an extension until October 8, 2025 to regain compliance, subject to specified terms. On October 28, 2025, Nasdaq notified us that, based on our Form 8-K dated October 6, 2025, it had determined that we complied with Listing Rule 5550(b)(1). Nasdaq also stated that if we failed to evidence compliance upon filing our next periodic report, we could again be subject to delisting.

GridAI Transaction and Nasdaq Change of Control Determination

On November 5, 2025, Nasdaq notified us that our proposed transaction with GridAI Corp. constituted a business combination resulting in a “Change of Control” under Nasdaq Listing Rule 5110(a). Nasdaq stated that the post-transaction entity would be required to satisfy all of Nasdaq’s initial listing criteria and complete Nasdaq’s initial listing process, including payment of applicable fees, prior to shareholder approval for the second step of the transaction. Nasdaq further stated that if shareholder approval were obtained for the second step and the post-transaction company failed to qualify for listing or timely complete the initial listing process, Nasdaq would issue a Staff Delisting Determination and commence delisting proceedings. As of the date of this Annual Report, the Company has not received a Staff Delisting Determination from Nasdaq in connection with the transaction and continues to be listed on the Nasdaq Capital Market.

Acquisition of GridAI Corp. and Corporate Rebranding

On September 30, 2025, we completed a share exchange transaction pursuant to which we acquired 100% of the outstanding equity interests of Grid AI Corp. In the transaction, we issued 424,348 shares of our Common Stock and 38,801.546 shares of our Series H Non-Voting Convertible Preferred Stock to the sellers of Grid AI Corp. At the time of closing, Grid AI Corp. owned 75% of the outstanding equity interests of AMPX, which holds the operating subsidiary AMPX Limited. Following the acquisition, Grid AI Corp. and its subsidiaries became consolidated subsidiaries of the Company.

Effective December 1, 2025, we changed our corporate name from Entero Therapeutics, Inc. to GridAI Technologies Corp. and changed our Nasdaq trading symbol from “ENTO” to “GRDX.”

Management and Governance Changes

During the fourth quarter of 2025, we experienced significant management and board changes in connection with the transition of the Company following the Grid AI Corp. acquisition. Effective in December 2025, Jason Sawyer became our Chief Executive Officer.

Also during December 2025, certain directors resigned, including one resignation accompanied by stated disagreements regarding governance, diligence and disclosure matters, as disclosed in our Current Report on Form 8-K filed with the SEC on December 4, 2025.

Corporate History

We were incorporated on January 30, 2014 in the State of Delaware under the name AzurRx BioPharma, Inc. In May 2014, we entered into a stock purchase agreement with Protea Biosciences Group, Inc. and its wholly owned subsidiary, Protea Biosciences, Inc., to acquire 100% of the outstanding capital stock of AzurRx SAS, formerly ProteaBio Europe SAS, a wholly owned subsidiary of Protea Biosciences, Inc. The acquisition was completed in June 2014. In October 2016, we completed our initial public offering and listed our Common Stock on the Nasdaq Capital Market.

On September 13, 2021, we completed the acquisition of First Wave Bio, Inc., which became our wholly owned subsidiary. In connection with that acquisition, AzurRx BioPharma, Inc. changed its name to First Wave BioPharma, Inc.

Effective October 26, 2022, our AzurRx SAS subsidiary was dissolved.

On March 13, 2024, we completed our merger with ImmunogenX, Inc. Following the merger, ImmunogenX became part of our corporate structure through ImmunogenX, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company. In May 2024, we changed our name from First Wave BioPharma, Inc. to Entero Therapeutics, Inc.

On March 24, 2025, we entered into a Rescission Agreement with ImmunogenX, LLC and the former shareholders of ImmunogenX, Inc. The rescission transaction was completed on December 31, 2025. Following the closing of that transaction, ImmunogenX, LLC ceased to be a subsidiary of the Company, and we no longer held any ownership interest in that business.

On September 30, 2025, we completed a share exchange transaction pursuant to which we acquired 100% of the outstanding equity interests of Grid AI Corp., a Nevada corporation. At the time of the acquisition, Grid AI Corp. owned 75% of the issued and outstanding equity interests of AMPX, which holds the operating subsidiary AMPX Limited. Following the transaction, GridAI Corp. and its subsidiaries became consolidated subsidiaries of the Company.

Effective December 1, 2025, we changed our corporate name from Entero Therapeutics, Inc. to GridAI Technologies Corp. In connection with this name change, our Nasdaq trading symbol changed from “ENTO” to “GRDX.”

Intellectual Property

Our goal is to obtain, maintain and enforce intellectual property protection for our technologies, product candidates, formulations, processes, methods, software, trade names and other proprietary assets, preserve our trade secrets, and operate without infringing the proprietary rights of third parties in the United States and foreign jurisdictions. Our policy is to seek, where appropriate, the broadest intellectual property protection reasonably available for our current and future technologies through a combination of patents, trade secrets, know-how protection, confidentiality and invention-assignment agreements, trademarks, copyrights and contractual arrangements. However, patent protection may not provide complete protection against competitors that seek to design around or otherwise circumvent our patents, and our proprietary rights may not always provide us with meaningful competitive advantages.

We also depend on the skills, knowledge, experience and know-how of our management, engineering, research and development personnel, as well as our advisors, consultants and contractors. To help protect proprietary know-how that may not be patentable, or for inventions that may be difficult to enforce through patents alone, we rely on trade secret protection and confidentiality arrangements. We require our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the unauthorized disclosure of confidential information and, where applicable, require disclosure and assignment to us of ideas, developments, discoveries and inventions important to our business.

As of December 31, 2025, our principal retained legacy life sciences intellectual property relates to Adrulipase. We are no longer actively developing the Latiglutenase, CypCel, Capeserod or Niclosamide programs, and following the completion of the rescission transaction involving ImmunogenX, LLC on December 31, 2025, the Latiglutenase and CypCel intellectual property is no longer part of our business. We also terminated the Sanofi license relating to Capeserod in 2025 and are no longer actively pursuing the Niclosamide program.

Adrulipase

The Adrulipase program is protected by a patent portfolio that we originally licensed under the Mayoly arrangements and subsequently acquired.

This portfolio includes the PCT/FR2006/001352 patent family, including European Patent EP2035556 and U.S. Patents 8,334,130 and 8,834,867, entitled “Method for producing lipase, transformed Yarrowia lipolytica cell capable of producing said lipase and their uses.” These patents describe a method for producing Yarrowia lipolytica acid-resistant recombinant lipase using a culture medium without products of animal origin or non-characterized mixtures such as tryptone, peptone or lactoserum, as well as related uses. The European patents expire on June 15, 2026, U.S. Patent 8,334,130 expires on September 11, 2028, and U.S. Patent 8,834,867 expires on July 17, 2026.

In addition, an international PCT application directed to our proprietary Adrulipase formulation was filed in 2021 and was subsequently filed in the United States and certain foreign jurisdictions. Any patents issuing from these filings are expected to expire in 2041.

Additional international PCT applications were filed in 2022 and nationalized in certain jurisdictions outside the United States relating to stable lipase formulations and methods of treatment. Any patents issuing from these filings are expected to expire in 2042. These applications are not pending in the United States.

An additional PCT international application directed to Adrulipase formulations was filed in 2023. Any patents issuing from this filing are expected to expire in 2043.

We also believe Adrulipase may be eligible, if approved and if the applicable statutory requirements are met, for regulatory exclusivity, including potential biologic exclusivity in the United States and data exclusivity in certain foreign jurisdictions. The availability, scope and duration of any such exclusivity would depend on the final regulatory pathway, product classification, approved indication and applicable law at the time of approval.

Grid AI and AMPX

Following our acquisition of Grid AI Corp. on September 30, 2025, our intellectual property portfolio also includes proprietary software, trade secrets, trademarks, and contractual protections associated with the Grid AI Corp. and AMPX energy orchestration platform. In our acquisition accounting, we recognized identifiable intangible assets that included developed technology and trade name rights associated with the acquired business. We believe the principal protectable value of this business resides in developed software, algorithms, platform architecture, implementation know-how, copyrights, trade secrets, brands and contractual rights.

We seek to protect the Grid AI Corp. and AMPX business through a combination of proprietary software ownership, trade secret protection, confidentiality and invention-assignment agreements, copyrights, trade names and contractual arrangements with employees, contractors, customers and partners.

Grid AI Corp. and AMPX offerings depend in part on integration with third-party systems, data feeds, devices, utilities, market operators and software interfaces. As a result, the practical protection and commercial utility of this part of our intellectual property portfolio depends not only on code ownership and trade secret protection, but also on maintaining contractual rights, technical interoperability and commercially reasonable access to relevant third-party ecosystems. If those relationships are disrupted, modified on unfavorable terms or replaced by proprietary ecosystems we cannot access, portions of our services, functionality or market position could be adversely affected.

We may also use open-source software components in portions of our technology stack. Use of open-source software can impose obligations that could require us to make source code available, limit certain licensing strategies, or expose us to cybersecurity and compliance risks. We maintain policies and procedures intended to manage such use, but we cannot assure compliance under all circumstances.

Discontinued and Divested Legacy Programs

Prior to the completion of the rescission transaction involving ImmunogenX, our business included the Latiglutenase and CypCel programs, and prior to 2025 we also held intellectual property relating to Niclosamide-based development programs and licensed rights relating to Capeserod. As of December 31, 2025, those programs are no longer part of our active development portfolio, and, in the case of ImmunogenX, are no longer part of our business. Accordingly, we do not view those intellectual property assets as part of our principal continuing operating platform.

Manufacturing

We do not currently operate our own manufacturing facilities. Instead, we rely on a combination of contract development and manufacturing organizations (“CDMOs”), third-party component suppliers and technology partners to support our product development and platform deployment activities. We expect to continue to rely on third-party manufacturers, software infrastructure providers and integration partners for the foreseeable future.

Adrulipase

Historically, the Adrulipase active pharmaceutical ingredient (“API”), including both drug substance and drug product, has been manufactured by Asymchem, Inc. at a contract manufacturing facility located in Tianjin, China. Charles River Laboratories, based in Malvern, Pennsylvania, has been responsible for maintaining our master and working cell banks used in the Adrulipase manufacturing process.

As of December 31, 2025, no active clinical trials of Adrulipase were being conducted. We believe that multiple contract manufacturers may be capable of producing Adrulipase drug substance and drug product for future clinical development if the program is advanced. We anticipate that, if the program is advanced, manufacturing activities would not commence until later in 2026. However, biopharmaceutical manufacturing processes can be complex, and there can be no assurance that manufacturing processes can be readily reproduced or transferred to alternative manufacturers without additional development work, validation activities or regulatory review.

Grid AI Corp. and AMPX Platform

Following our acquisition of Grid AI Corp., our manufacturing and deployment activities also include the production, integration and installation of energy orchestration systems associated with the AMPX platform.

The AMPX platform is primarily a software-driven energy orchestration and control system that integrates with third-party energy infrastructure, including distributed energy resources, electric vehicle charging systems, batteries, HVAC systems, water heaters, solar systems and other connected devices. As a result, our business model relies significantly on software deployment, system integration and third-party hardware ecosystems rather than traditional manufacturing.

Where hardware components are required for deployment, including control devices, gateways, communications modules or integration hardware, these components are generally sourced from third-party suppliers and integrated into our platform environment. Our operations depend on the availability, quality and performance of these third-party hardware and software components, as well as the reliability of communications networks and cloud infrastructure used to operate the platform.

Because our energy orchestration services depend on integration with devices, utilities, aggregators and market operators, we rely on a network of integration partners, installers, device manufacturers and software providers to support the deployment and operation of the AMPX platform. Disruptions in the supply of compatible devices, integration partners or cloud infrastructure could adversely affect the deployment, scalability or performance of our platform.

Competition

Grid AI Corp. operates in a competitive and rapidly evolving market that includes energy management software providers, virtual power plant (“VPP”) platforms, battery system integrators, utilities, engineering firms, and in-house customer-developed solutions. Grid AI Corp. also competes with emerging technology providers focused on distributed energy resource optimization and artificial intelligence-driven grid management.

Competition is driven by several factors, including software functionality, scalability, interoperability with third-party hardware and market platforms, speed of deployment, regulatory expertise, customer relationships, and pricing. The Company’s solutions must integrate with a wide range of third-party systems, including batteries, control systems, and energy market infrastructure, which are often not standardized and may change over time.

The markets in which Grid AI Corp. operates are highly competitive and include both established industry participants with significant financial, technical, and commercial resources, as well as new entrants seeking to capitalize on the growth of distributed energy and AI-driven energy optimization. Some competitors offer vertically integrated solutions, including hardware, software, and energy services, while others provide point solutions that compete with specific components of Grid AI Corp.’s platform.

Grid AI Corp.’s ability to compete successfully depends on its ability to continue to innovate, expand its platform capabilities, maintain reliable system performance, and effectively execute its go-to-market strategy. Grid AI Corp. also competes based on its ability to convert pilot programs and non-binding arrangements into long-term commercial contracts, scale deployments across multiple jurisdictions, and adapt to evolving regulatory frameworks and market rules.

In addition, customers may elect to develop in-house energy management systems or partner with alternative providers, which may reduce demand for the Company’s solutions. As a result, Grid AI Corp. may face pricing pressure, longer sales cycles, and increased customer acquisition costs. If Grid AI Corp. is unable to compete effectively, it may lose market share, which could adversely affect its business, operating results, and financial condition.

Adrulipase

With respect to Adrulipase, if approved, we would compete with pancreatic enzyme replacement therapies (“PERTs”), which represent the current standard of care for the treatment of exocrine pancreatic insufficiency (“EPI”). The PERT market is dominated by a small number of established pharmaceutical products marketed by larger companies, including:

●	CREON® marketed by AbbVie Inc.
●	ZENPEP® marketed by Nestlé Health Science
●	PANCREAZE® marketed by VIVUS, Inc.
●	PERTZYE® marketed by Chiesi Farmaceutici S.p.A.

Several PERT products have been approved by the U.S. Food and Drug Administration for sale in the United States and have been used in clinical practice for many years.

If Adrulipase were successfully developed and approved, we believe competition in this market would depend on several factors, including the ability to demonstrate clinical efficacy and safety relative to existing therapies, regulatory approval, pricing and reimbursement considerations and acceptance by physicians, patients and healthcare payors.

Adrulipase differs from currently available PERT therapies in that it is designed as a recombinant, non-animal derived enzyme. As a result, the product may potentially address certain limitations associated with porcine-derived pancreatic enzyme therapies, including pill burden and sourcing considerations. However, we cannot assure that Adrulipase will ultimately demonstrate advantages over existing therapies or achieve regulatory approval or commercial adoption.

Government Regulation and Product Approval

Our businesses are subject to extensive regulation in the United States and in foreign jurisdictions. Following our acquisition of Grid AI Corp. on September 30, 2025, our regulatory environment now includes both (i) pharmaceutical and biotechnology regulation applicable to our legacy Adrulipase program and related life sciences activities and (ii) regulatory, compliance, privacy, cybersecurity, contractual and market-participation requirements applicable to our Grid AI Corp. and AMPX energy orchestration platform. Failure to comply with applicable laws and regulations could result in delays, penalties, contractual claims, restrictions on operations, loss of market access or other adverse consequences.

Energy Technology, Software and Grid Services Regulation

Our GridAI business operates in a regulatory environment that includes federal, state and local energy market rules, data privacy and cybersecurity requirements, and contractual and interconnection standards applicable to distributed energy resources and grid-connected systems. Our legacy AmpX energy orchestration platform enables participation in wholesale and retail electricity markets and is subject to oversight by entities such as the Federal Energy Regulatory Commission, regional transmission organizations and independent system operators, as well as applicable state public utility commissions.

Participation in these markets requires compliance with market rules governing bidding, dispatch, settlement, telemetry, and performance obligations. In addition, our platform and operations are subject to interconnection requirements, utility tariffs, and, where applicable, certification or registration requirements for market participants or service providers.

Our business is also subject to evolving data privacy, cybersecurity and critical infrastructure protection standards, including requirements related to the protection of customer data and grid reliability. These may include compliance with applicable standards established by NERC (the North American Electric Reliability Corporation), as well as federal and state data protection laws.

Failure to comply with applicable regulatory, market or contractual requirements could result in financial penalties, limitations on market participation, termination of customer or utility agreements, or other adverse operational impacts. The regulatory framework governing distributed energy resources, virtual power plants and grid orchestration technologies is rapidly evolving, and changes in laws, regulations or market rules could impact our business model, costs and growth opportunities.

Biopharmaceutical Regulation

Government authorities in the United States, at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and import and export of pharmaceutical and biologic products such as Adrulipase. To date, our internal legacy research and development efforts have historically involved activities in Europe and North America, and we expect that any future clinical development of Adrulipase, if pursued, would likely involve the United States and potentially Europe, subject to available capital, strategic priorities and regulatory alignment.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and regulates biologics under the FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. FDA approval is required before any new unapproved drug or biologic may be marketed in the United States. Pharmaceutical and biologic products are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any point during development, testing, review, approval or after approval, we may become subject to administrative or judicial sanctions, including warning letters, license suspension or revocation, product recalls, seizures, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before a product candidate may be marketed in the United States generally involves:

●	completion of preclinical laboratory studies, animal studies and other supporting data, generally in accordance with good laboratory practice, or GLP, requirements
●	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin

●	approval by an independent institutional review board, or IRB, or ethics committee for each clinical site before a clinical trial may begin
●	performance of adequate and well-controlled human clinical trials to establish safety and efficacy, or, in the case of a biologic, safety, purity and potency, for each proposed indication
●	preparation and submission to the FDA of a marketing application, generally a new drug application, or NDA, or biologics license application, or BLA
●	FDA acceptance of the NDA or BLA for filing and substantive review
●	satisfactory completion of FDA inspections of manufacturing facilities and, where applicable, clinical sites
●	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale in the United States.

An IND is a request for authorization from the FDA to administer an investigational product to humans. It includes, among other things, the proposed clinical protocol or protocols, toxicology and pharmacology data, chemistry, manufacturing and controls information and any available prior human data. Unless the FDA raises concerns within 30 days after receipt, the IND becomes effective and clinical trials may begin. However, the FDA may impose a clinical hold at any time if it identifies safety, scientific, manufacturing or other concerns.

Clinical Trials

Clinical trials involve the administration of an investigational product to human subjects under the supervision of qualified investigators in accordance with good clinical practice, or GCP, requirements. These include the requirement that all subjects provide informed consent before participating in a study. Clinical trials must be conducted under protocols that describe the study objectives, design, methodology, statistical considerations and other requirements. Protocols and protocol amendments are submitted to the FDA as part of the IND, and IRB approval must be obtained for each site before enrollment begins.

Clinical development generally proceeds through Phase 1, Phase 2 and Phase 3 studies, although these phases may overlap or be combined in some cases. The FDA may also require or request post-approval, or Phase 4, studies.

As of December 31, 2025, we were not conducting active clinical trials for Adrulipase. Any future advancement of Adrulipase would require additional funding, updated clinical and regulatory planning and continued compliance with applicable FDA and other regulatory requirements. There can be no assurance that we will resume development of Adrulipase on any particular timetable or at all.

Chemistry, Manufacturing and Controls

Companies seeking FDA approval must also provide information regarding the composition, manufacture, stability and quality controls of a product candidate. The manufacturing process must be capable of consistently producing product in accordance with current good manufacturing practice, or cGMP, requirements. Sponsors must develop and validate methods for testing identity, strength, quality, potency and purity and must demonstrate acceptable stability over the proposed shelf life.

Before approving an NDA or BLA, the FDA typically inspects the facility or facilities where the product is manufactured. FDA approval may be withheld if the manufacturing processes or facilities are not in compliance with cGMP or are otherwise deemed inadequate.

FDA Review of NDA or BLA

Once an NDA or BLA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete for substantive review. The FDA may issue an approval letter or a complete response letter. A complete response letter indicates that the review is complete but the application is not ready for approval in its present form. Such a letter may require additional clinical data, manufacturing information, inspections, analyses or other information, and it can result in significant delays and added expense. Even if additional information is submitted, the FDA may still determine that the application does not satisfy the standards for approval.

The FDA may also require a risk evaluation and mitigation strategy, or REMS, post-marketing studies, labeling changes, additional controls or other conditions of approval. If compliance with regulatory requirements is not maintained after approval, the FDA may impose restrictions, require recalls, suspend or withdraw approval or pursue other enforcement action.

Expedited Programs and Exclusivity

The FDA maintains programs designed to facilitate or expedite the development and review of products intended to treat serious or life-threatening diseases or conditions and to address unmet medical needs. These include fast track designation, breakthrough therapy designation, accelerated approval, priority review and, for qualifying products, regenerative medicine advanced therapy, or RMAT, designation.

Even if a product is eligible for one or more expedited programs, the FDA may later determine that the product no longer qualifies for such program or that expedited review does not shorten the development or review process in practice.

Adrulipase may also, if approved and if applicable legal requirements are satisfied, potentially benefit from regulatory exclusivity, including orphan drug exclusivity or biologic exclusivity. However, the scope, availability and duration of any such exclusivity would depend on the approved product, indication, application pathway and applicable law at the time of approval.

Post-Approval Requirements

Any approved pharmaceutical or biologic product would remain subject to continuing FDA and other regulatory oversight, including requirements for adverse event reporting, manufacturing controls, labeling, advertising and promotion, recordkeeping, periodic reporting, sampling and distribution. Manufacturing establishments are also subject to periodic inspections. Later discovery of previously unknown problems, adverse events, manufacturing deficiencies or other regulatory noncompliance could result in restrictions on the product or the manufacturer, labeling changes, additional post-marketing requirements, recalls, fines, warning letters, withdrawal of approval or other enforcement action.

The FDA also strictly regulates promotion. Promotional claims may generally be made only for approved indications and in a manner consistent with approved labeling. Improper promotion of off-label uses may subject a company to significant liability.

Other Healthcare Laws and Compliance Requirements

Our legacy life sciences business is also subject to healthcare fraud and abuse laws, false claims laws, privacy and security laws, physician payment transparency laws and similar requirements in the United States and abroad. These may include, among others, the federal Anti-Kickback Statute, the federal False Claims Act, HIPAA, state data privacy laws and state or federal sunshine laws. Violations may result in civil or criminal penalties, damages, fines, exclusion from government healthcare programs, integrity obligations and reputational harm.

Coverage and Reimbursement

Sales of any pharmaceutical or biologic product, if approved, depend in part on the extent to which such product is covered by third-party payors, including federal and state healthcare programs, private insurers and managed care organizations, and the level of reimbursement available for the product. Coverage and reimbursement decisions are made on a payor-by-payor basis, and many payors are seeking to control costs by reducing reimbursement levels, narrowing formularies or imposing other utilization controls. Legislative and regulatory changes affecting pricing, rebates and reimbursement may also adversely affect the commercial opportunity for any approved product.

Healthcare Reform and Other Legislative Changes

The healthcare industry is subject to continuing legislative and regulatory change. U.S. federal and state governments and foreign governments continue to adopt and consider measures intended to reduce healthcare costs, increase pricing transparency, expand the use of generics and biosimilars and otherwise affect the pricing, reimbursement and commercialization of pharmaceuticals. Such changes could reduce the commercial potential of any pharmaceutical product we may successfully develop and obtain approval for in the future.

Foreign Corrupt Practices Act and Similar Laws

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws in other jurisdictions. The FCPA generally prohibits offering, promising, giving or authorizing anything of value, directly or indirectly, to a foreign official for the purpose of obtaining or retaining business or securing an improper advantage. It also requires public companies to maintain accurate books and records and adequate internal accounting controls. Because our operations may involve interactions with foreign officials, public utilities, public healthcare systems, customs authorities and other governmental actors, any failure by us or our agents, contractors, suppliers, collaborators or business partners to comply with these laws could result in substantial penalties and other adverse consequences.

Energy Technology, Grid Services and Data Regulation

Following our acquisition of Grid AI Corp., our business is also subject to legal and regulatory requirements applicable to software-enabled energy orchestration, distributed energy resources, virtual power plant participation, demand response activity, data handling, cybersecurity and interactions with utilities, market operators, aggregators and device ecosystems.

Our Grid AI and AMPX operations may be affected by, among other things:

●	utility rules and tariffs
●	grid interconnection and market participation requirements
●	regulations applicable to aggregators, distributed energy resources, demand response and ancillary services participation
●	electrical, communications, device integration and installation standards
●	software, cloud, cybersecurity and critical infrastructure requirements
●	data privacy, data security and consumer protection laws
●	commercial contracting requirements with utilities, retailers, partners and customers
●	export controls, sanctions and anti-corruption laws where international operations or counterparties are involved.

In addition, because our platform may integrate with third-party devices, data feeds, utility systems, cloud infrastructure and market systems, our ability to deploy and scale offerings may depend on continued access to such systems and compliance with contractual and technical requirements imposed by third parties. Regulatory changes affecting demand response, virtual power plants, distributed energy resources, energy market participation, data access, interoperability or cybersecurity may materially affect our business model, implementation costs and growth prospects.

We may also be subject to laws and regulations relating to the collection, processing, use, storage, sharing and protection of customer, consumer, employee, device and operational data. These may include U.S. state privacy laws, international privacy laws and industry cybersecurity expectations. Any failure to comply with these requirements, or any data breach, cybersecurity incident or service disruption, could result in liability, contractual claims, reputational damage, loss of customers, increased compliance costs or regulatory scrutiny.

Because portions of the Grid AI and AMPX business may involve participation in regulated utility or grid-adjacent environments, future growth may depend on evolving regulatory frameworks, market rules, incentive programs and utility procurement models. We cannot predict the extent to which changes in these frameworks will create opportunities or impose burdens on our operations.

European Union Drug Development

In the European Union and the wider European Economic Area, or EEA, medicinal products may be marketed only after obtaining a marketing authorisation from the competent authorities. The EEA currently consists of the 27 European Union Member States plus Iceland, Liechtenstein and Norway. A centralised marketing authorisation granted by the European Commission is valid throughout the European Union and the EEA.

As in the United States, the preclinical, clinical, manufacturing and post-approval phases of medicinal product development in Europe are subject to extensive regulation. Clinical trials in the European Union are governed by Regulation (EU) No 536/2014, commonly referred to as the Clinical Trials Regulation, or CTR, which entered into application on January 31, 2022. The CTR replaced the prior Clinical Trials Directive regime and was intended to harmonise and streamline the submission, review, supervision and transparency of clinical trials across the European Union through a common portal and database known as the Clinical Trials Information System, or CTIS.

Clinical trials in the European Union must be conducted in accordance with the CTR, applicable national requirements and international standards for good clinical practice, or GCP. Sponsors must submit clinical trial applications through CTIS, and the regulatory and ethics review process is coordinated under the CTR framework. Trial sponsors are also subject to obligations relating to safety reporting, protocol amendments, trial transparency and public disclosure of results.

European Union Drug Review and Approval

In the EEA, medicinal products may be authorised through either the centralised procedure or national and multi-country procedures, depending on the product and applicable eligibility rules. Under the centralised procedure, a single marketing authorisation application is submitted to the European Medicines Agency, or EMA, and, if approved, the European Commission grants a single marketing authorisation valid across the European Union and the EEA.

The centralised procedure is mandatory for certain categories of medicines, including orphan medicinal products and certain biotechnology-derived medicines, and is optional for certain other innovative products that satisfy the relevant eligibility criteria. Because Adrulipase is a recombinant biologic candidate and may also potentially qualify for orphan designation depending on indication and development strategy, any future European regulatory pathway for Adrulipase would likely require or strongly favor evaluation under the centralised procedure. However, the ultimate pathway would depend on the product profile, indication, legal classification and regulatory advice at the time of any application.

Before granting a marketing authorisation, the EMA and the competent authorities evaluate the quality, safety and efficacy of the medicinal product and assess whether the benefit-risk balance is favorable.

Paediatric Requirements

Under the EU Paediatric Regulation, applications for marketing authorisation for new medicines generally must include either the results of studies performed in accordance with an agreed paediatric investigation plan, or PIP, or a decision granting a waiver or deferral. The EMA reviews compliance with the agreed PIP as part of the validation and review process. For patented products, successful completion of an agreed PIP may make the product eligible for a six-month extension of the supplementary protection certificate, if any. For orphan medicinal products, compliance with the paediatric requirements may result in a two-year extension of orphan market exclusivity. The EU also provides for a paediatric-use marketing authorisation, or PUMA, for certain products developed exclusively for use in children.

Orphan Drugs

In the European Union, a product may be designated as an orphan medicinal product if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, the prevalence of the condition is not more than five in 10,000 persons in the European Union or the expected return would be insufficient to justify the investment, and no satisfactory method exists or the product would provide significant benefit over existing methods. Applications for orphan designation must be submitted before filing the marketing authorisation application.

The European Union offers incentives to encourage the development of orphan medicines, including fee reductions, protocol assistance and market exclusivity. Once an orphan medicinal product is authorised, it is generally entitled to ten years of market exclusivity in the European Union for the approved orphan indication. This exclusivity may be extended by two additional years if the applicable paediatric requirements are satisfied. Under certain circumstances, however, a similar product may still be authorised, including with the consent of the original holder, if the original holder cannot supply sufficient quantities, or if the later product is shown to be clinically superior.

Post-Approval Controls

The holder of a European marketing authorisation must comply with ongoing requirements relating to manufacturing, pharmacovigilance, labeling, promotion, quality systems and post-authorisation commitments. The marketing authorisation holder must maintain an appropriate pharmacovigilance system and appoint a qualified person for pharmacovigilance, or QPPV, in the European Union. Marketing authorisations for new products generally must also include a risk management plan, or RMP, and regulators may impose post-authorisation safety studies, periodic safety reporting and other risk-minimisation measures.

Advertising and promotion of medicinal products in Europe must be consistent with the approved product information. Off-label promotion is prohibited, and direct-to-consumer advertising of prescription medicines is generally prohibited in the European Union. Specific advertising and promotional rules are also implemented at the Member State level and may differ by country.

Reimbursement

In the European Union, pricing and reimbursement are determined at the national level, not centrally by the EMA or the European Commission. Member States may restrict the products for which their healthcare systems provide reimbursement and may impose price controls or other cost-containment measures. As a result, even if a medicinal product receives a marketing authorisation, there can be no assurance that it will receive favorable pricing or reimbursement in any particular country. Historically, prices for medicinal products in Europe have often been lower than in the United States, and reimbursement negotiations can be lengthy and uncertain.

Other European Regulatory Matters

French Regulatory Framework for Clinical Development

In France, clinical development activities involving medicinal products are governed by the applicable provisions of Regulation (EU) No. 536/2014 on clinical trials on medicinal products for human use, together with the French Public Health Code and related national implementing measures. France also maintains national rules applicable to other categories of research involving human participants that fall outside the scope of Regulation (EU) No. 536/2014.

For clinical trials of medicinal products conducted in France under the European Union Clinical Trials Regulation, sponsors are generally required to submit applications through the Clinical Trials Information System, or CTIS, with regulatory review coordinated under the European framework and with French participation by the Agence nationale de sécurité du médicament et des produits de santé, or ANSM, and the applicable ethics committee, known as a Comité de protection des personnes, or CPP. Clinical trials must be conducted in accordance with applicable European Union law, French law and good clinical practice requirements.

Where a commercially sponsored interventional study is conducted at a French hospital, health center or similar site, the sponsor and the institution are generally required to enter into the applicable form of clinical trial agreement, commonly referred to as a convention unique, using the model required under French law. France has updated the model form over time, including more recent ministerial orders replacing earlier templates.

The processing of personal data in connection with clinical research in France is subject to the General Data Protection Regulation, or GDPR, together with French data protection law and guidance of the Commission Nationale de l’Informatique et des Libertés, or CNIL. Depending on the nature of the study and the data processing involved, sponsors and investigators may rely on CNIL reference methodologies, including MR-001 for certain health research involving consent, or may need to complete other formalities where the project falls outside the scope of an applicable reference methodology.

France also imposes transparency, anti-benefit and anti-corruption requirements on companies operating in the health products sector. Companies manufacturing or marketing health products in France are subject to disclosure obligations regarding certain agreements, fees and benefits provided to healthcare professionals and certain other stakeholders, as well as restrictions on prohibited advantages and gifts. Violations may result in significant financial and other penalties under French law. These requirements are sometimes referred to as the French transparency or French sunshine rules and the anti-gift regime.

As a result, any future clinical development activities we may conduct in France, including any future development activity relating to Adrulipase, would be subject not only to European Union clinical trial regulation, but also to French requirements relating to site agreements, investigator and institution interactions, personal data protection, transparency reporting and anti-benefit restrictions.

Environmental Matters

Our operations, properties, technologies and services are subject to a variety of U.S. and foreign environmental, health and safety laws and regulations. These may include laws and regulations governing, among other things, air emissions, wastewater discharges, storage, handling, transport and disposal of hazardous and non-hazardous materials and waste, electronic equipment, batteries, workplace health and safety, site contamination and remediation of releases of hazardous substances.

Historically, our legacy life sciences activities have involved limited direct manufacturing operations, and we have relied on third-party manufacturers, laboratories and contractors for most research, development and manufacturing-related activities. Following our acquisition of Grid AI Corp., our business also includes software-enabled energy orchestration and related deployment activities involving distributed energy resource systems and integration with third-party energy infrastructure, including batteries, electric vehicle charging systems, HVAC systems, water heaters, solar systems and other connected devices. Although we generally do not own or operate large-scale industrial manufacturing facilities, our activities may involve environmental, permitting, storage, transportation, installation, e-waste and site-management considerations through our partners, contractors, suppliers, installers, customers and project environments.

We believe, based on information currently available to us, that we are in material compliance with environmental laws and regulations applicable to our business. However, our failure, or the failure of our contractors, suppliers, installation partners, manufacturers or site operators, to comply with existing or future environmental, health and safety requirements could result in substantial costs or liabilities. These may include cleanup costs, fines, penalties, property damage claims, personal injury claims, costs to redesign products or deployment configurations, costs to replace suppliers or contractors, business interruption, legal expenses or restrictions on operations. In addition, contamination, releases of hazardous materials, improper disposal of waste, battery-related incidents, electrical faults or other environmental events at third-party facilities, customer sites or project locations could adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2025, we had 2 full-time employees at the parent company level. In addition, we rely on consultants, contractors and employees of our subsidiaries and affiliated entities to support our operations, including software development, engineering, finance, regulatory, administrative and other functions. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

As a public company, we are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information, including amendments to those reports, with the Securities and Exchange Commission, or SEC. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov.

Our Internet address is https://grid-ai.com. Information contained on our website is not incorporated by reference into and does not constitute part of this Annual Report. Our SEC filings, including any amendments, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.RISK FACTORS

We are subject to numerous risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and the value of our securities. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also materially adversely affect us. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially harmed, and the trading price of our Common Stock could decline, potentially causing investors to lose all or part of their investment.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The principal risks relating to our business and securities include the following:

●	Our current dependency on external funding for our operations raises a substantial doubt about our ability to continue as a going concern.
●	Our level of indebtedness and our ability to make payments on or service our indebtedness could adversely affect our business, financial condition, results of operations, cash flow and liquidity.
●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product candidate development programs, testing efforts or other operations.
●	Additional offerings in the future may dilute then existing stockholders’ percentage ownership of our Company.
●	We experienced significant board and management turnover during the fourth quarter of 2025, and instability in governance and leadership could adversely affect our business.
●	We are a clinical stage biopharmaceutical company and have a limited operating history upon which to base an investment decision.
●	We will face intense competition and may not be able to compete successfully.
●	We may incur substantial product liability or indemnification claims relating to the use of our product candidates.
●	We may use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.
●	We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
●	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.
●	Adverse global conditions, including economic uncertainty, may negatively impact our financial results.
●	Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.
●	Requirements associated with being a public company will increase our costs significantly and will divert significant company resources and management attention.
●	We operate as a clinical stage biopharmaceutical company with relation to our retained biopharmaceutical assets but have a limited operating history upon which to base an investment decision.

●	Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
●	Any product candidates we advance into and through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.
●	Any product candidate we advance into and through clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any.
●	Delays in the commencement or completion of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval and commercialization of our product candidates.
●	We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.
●	The approval processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable.
●	If we are unable to execute our sales and marketing strategy for our products and are unable to gain market acceptance, we may be unable to generate sufficient revenue to sustain our business.
●	We are an early-stage operating company in our GridAI business with a limited operating history, and our ability to execute our business plan depends on successful customer deployments, integration with third-party systems, and scaling of our platform and personnel.
●	Our near-term revenue from our GridAI business may depend on a limited number of customers, projects, or counterparties, and the loss, delay, or failure to convert pilot programs or letters of intent into long-term commercial agreements could materially adversely affect our financial condition and results of operations.
●	Our GridAI platform depends on interoperability with third-party hardware, software, and energy market systems, and disruptions or limitations in such third-party systems could impair our ability to deliver services.
●	Our GridAI platform relies on data inputs, forecasting models, and optimization algorithms that may be subject to error or incomplete information, and actual performance may differ from expected results, which could adversely affect customer relationships and our reputation.
●	The markets in which our GridAI business operates are highly competitive, and we face competition from established energy, software, and industrial companies with greater resources, which could adversely affect our ability to grow and maintain market share.
●	Our GridAI business operates in complex and evolving regulatory environments, including energy markets and infrastructure regulations, and changes in such regulations could adversely affect our business and the value of our solutions.
●	Our ability to successfully commercialize our GridAI platform depends on continued adoption of artificial intelligence and energy optimization technologies, which are rapidly evolving and inherently uncertain.

●	We may require additional capital to fund the development and growth of our GridAI business, and there can be no assurance that such capital will be available on acceptable terms, or at all.
●	Any failure of our information technology systems or those of third parties, or any cybersecurity incident, could materially adversely affect our GridAI operations, customer relationships, and reputation.
●	If we accept digital assets, including stablecoins, as consideration in our transactions, we may be subject to volatility, regulatory uncertainty and accounting complexity, which could adversely affect our financial results and operations.

Risks Related to Our Business, Financial Position and Capital Requirements

Our current dependency on external funding for our operations raises a substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

The accompanying consolidated financial statements have been prepared as if we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations since inception. On December 31, 2025, we had cash and cash equivalents of approximately $0.9 million, and an accumulated deficit of approximately $208.8 million. We have incurred recurring losses, have experienced recurring negative operating cash flows, and require significant cash resources to execute our business plans. Based on cash on hand at December 31, 2025 and the available loan proceeds and assuming successful financing efforts, which we cannot guarantee, we anticipate having sufficient cash to fund planned operations for the next several months. Historically, our major sources of cash have been comprised of proceeds from various public and private offerings of its capital stock. Although our business changed significantly during 2025 through the acquisition of Grid AI Corp. and the completion of the ImmunogenX rescission transaction, we are dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute our development plans and continue operations.

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

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue daily commencing on January 31, 2025 until paid in full. The outstanding principal balance, all accrued and unpaid interest and all other amounts, costs, expenses and/or liquidated damages are due in full on January 31, 2026. The Revolving Loan Agreement contains customary events of default. As of April 1, 2026, the Company was in default under the

Revolving Loan Agreement as a result of its failure to repay amounts due at maturity, and the lender has issued a demand for repayment of the outstanding amounts.

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

We expect our expenses to increase in connection with our ongoing activities, including with connection to the operating of Grid AI Corp. and AMPX. We also expect to incur significant expenses related to the development, testing, and manufacturing of our product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our products. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any potential future commercialization efforts.

We have based our estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors, including costs required to advance Adrulipase, the pace of commercialization and development of the Grid AI Corp. and AMPX platform, as well as factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from its day-to-day activities, which may adversely affect our ability to develop our product candidates.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of manufacturing for our product candidates;
●	the costs associated with hiring additional personnel and consultants as our research and development activities increase;
●	operating and integrating the Grid AI Corp. and AMPX business and
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements.

Additional offerings in the future may dilute then existing stockholders’ percentage ownership of our Company.

Given our plans and expectations that we will need additional capital, in the near future we may need to issue additional Common Stock or securities convertible or exercisable for Common Stock, including convertible preferred shares, convertible notes, stock options or warrants.

In particular, the September 30, 2025 Grid AI Corp. transaction included the issuance of Series H Non-Voting Convertible Preferred Stock that is convertible, subject to conditions, into a substantial number of shares of Common Stock. We also have outstanding warrants and other equity-linked instruments, and we granted equity awards to management and directors in late 2025 and early 2026.

These instruments may significantly dilute existing stockholders, both economically and voting-wise, if converted, exercised or settled in shares.

The issuance of additional securities in the future will dilute the percentage ownership of then existing stockholders. Additionally, sales by existing stockholders of a large number of our Common Stock in the public market could also affect the market price of our Common Stock.

We experienced significant board and management turnover during the fourth quarter of 2025, and instability in governance and leadership could adversely affect our business.

In late 2025, we underwent significant governance and leadership changes, including board resignations, changes in board composition, a new Chief Executive Officer arrangement, a new Interim Chief Financial Officer and new equity awards to management and directors. One director resignation was accompanied by stated disagreements regarding governance, diligence and disclosure matters.

These events could adversely affect us by:

●	disrupting strategic execution
●	weakening internal controls or disclosure controls
●	diverting management attention
●	increasing legal, accounting and administrative burden
●	impairing our ability to recruit, retain and motivate qualified personnel
●	damaging confidence among investors, business partners, regulators, auditors and other stakeholders.

If we are unable to maintain stable and effective leadership, our business and reporting quality may be adversely affected.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to risks arising from global economic conditions, supply chain disruptions and volatility in energy markets. These risks may affect the availability, cost and timing of components, infrastructure and third-party services required to support the development and deployment of our energy orchestration platform and related technologies.

Global supply chains have experienced significant disruption in recent years, and ongoing geopolitical conflicts, trade tensions, inflationary pressures and macroeconomic uncertainty continue to impact market conditions. In particular, disruptions affecting the energy sector, data center infrastructure and related equipment could adversely affect our ability to scale our platform, deliver services to customers and execute our business strategy.

In addition, inflationary pressures and volatility in labor, technology and infrastructure costs may increase our operating expenses and reduce our financial flexibility. Any such disruptions or adverse developments could materially and adversely affect our business, financial condition and results of operations.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States as a result of tax reform or changes to existing trade agreements or tax conventions, may adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of Ukraine, conflicts in the Middle East, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Acceptance of digital assets, including stablecoins, as consideration in our transactions may expose us to volatility, regulatory uncertainty and accounting complexity, which could adversely affect our financial results.

We are evaluating the planned acceptance of stablecoins and other digital assets as a form of consideration in certain future transactions. The use of digital assets may expose us to risks, including potential fluctuations in value, even for assets intended to maintain a stable value, as well as risks related to cybersecurity, custody, and reliance on third-party platforms and infrastructure. In addition, the regulatory environment for digital assets continues to evolve, and changes in laws, regulations, or interpretations by regulatory authorities could affect our ability to accept or use such assets or impose additional compliance obligations.

The accounting treatment of digital assets under U.S. GAAP is complex and subject to interpretation. Certain digital assets may be required to be measured at fair value with changes recognized in earnings, which could introduce volatility into our financial results. Other digital assets may be accounted for as indefinite-lived intangible assets and subject to impairment testing, which could result in non-cash impairment charges. Although we did not hold any digital assets as of December 31, 2025, if we elect to accept or hold such assets in the future, these risks could adversely affect our financial condition and results of operations.

Geopolitical risks associated with Russia’s invasion of Ukraine and conflicts in the Middle East, including the U.S. and Israel war with Iran, could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine and conflicts in the Middle East, including the U.S. and Israel war with Iran, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. There can be no certainty regarding the impacts stemming from the invasion, including the imposition of additional sanctions, embargoes, asset freezes or other economic or military measures resulting from the invasion. The impact of these developments, and additional events that may occur as a result, is currently unknown and could adversely affect our business, supply chain, suppliers and customers and potential customers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could negatively impact our business, financial condition and results of operations.

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

Risks Related to our Biopharmaceutical Operation, Clinical Development, Regulatory Approval and Commercialization

We operate as a clinical stage biopharmaceutical company with relation to our retained biopharmaceutical assets but have a limited operating history upon which to base an investment decision.

We operate as a clinical stage biopharmaceutical company with relation to our retained biopharmaceutical assets. Following the completion of the ImmunogenX rescission transaction on December 31, 2025, our retained legacy biopharmaceutical focus is primarily Adrulipase. Adrulipase is in the early stages of clinical development. We have not generated any revenue from product sales and have incurred significant net losses. We have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any of our products will require us to perform a variety of functions, including:

●	continuing to undertake pre-clinical development and clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

Our operations to date have been limited to organizing and staffing, acquiring, developing and securing the proprietary rights for, and undertaking pre-clinical development, manufacturing and clinical trials of Adrulipase. These operations provide a limited basis for our stockholders and prospective investors to assess our ability to complete development of or commercialize Adrulipase or any other product candidates and the advisability of investing in our securities.

We have incurred significant losses and negative cash flows from our operations since inception. As of December 31, 2025, we had accumulated deficit of approximately $208.8 million and negative working capital of approximately $12.6 million. Based on our historical and anticipated rate of cash expenditures, we do not anticipate our existing working capital will be sufficient to sustain our business through the commercialization of our product candidates. Therefore, we are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. We are actively working to obtain additional funding. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity and/or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations, which would likely cause the price of our Common Stock to decline or ultimately force us to cease our operations.

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

We may use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly.

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

As of December 31, 2025, we had 18 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, research and development, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We operate as a clinical-stage biopharmaceutical company with relation to our Biopharmaceutical assets and have yet to begin to generate revenue from Adrulipase. Our product candidate is in an early stage of clinical development, and, if we obtain marketing approval for any of products in the future, which we anticipate would not occur for several years, if at all.

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

We do not currently manufacture our product candidates and expect to rely on third parties to do so, if and when required. The proprietary yeast cell line from which the Adrulipase API is derived is kept at a storage facility maintained by Charles River Laboratories Inc. Adrulipase drug substance and drug product are currently manufactured at a contract facility located in Tianjin, China owned by Asymchem Life Science Co., Ltd. We believe there are multiple alternative contract manufacturers capable of producing the Adrulipase product we need for clinical trials. There is no guarantee that the processes are easily reproducible and transferrable.

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

Risks Related to our Intellectual Property in the Biopharmaceutical Industry

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

Risks Related to Grid Ai Corp.’s Business and Industry

Our 2025 business transformation through the acquisition of Grid AI Corp. may not succeed, and we may fail to realize the anticipated benefits of that transaction.

On September 30, 2025, we acquired Grid AI Corp., which indirectly brought into our consolidated business a 75% interest in AMPX. This transaction fundamentally changed the nature of our business. Historically, we operated as a small clinical-stage biopharmaceutical company. Following the transaction, we also operate an energy technology and software-enabled grid orchestration business.

This acquisition creates substantial risks, including:

●	failure to integrate operations, systems, controls and reporting
●	inability to retain or motivate key employees, consultants or management personnel
●	failure to realize expected commercial opportunities
●	inaccurate assumptions regarding the acquired business, including its technology, market position, margins, scalability or customer traction
●	challenges in overseeing a business outside our historical expertise
●	operational complexity arising from international subsidiaries and minority ownership interests

●	impairment or write-down risk related to goodwill and intangible assets recorded in connection with the transaction.

If the acquired business underperforms expectations, or if integration is not successful, our business, financial condition and results of operations could be materially adversely affected.

There can be no assurance that we will be able to obtain stockholder approval to issue shares of our Common Stock issuable upon conversion of our Series H Preferred Stock, and our inability to obtain such approval could materially and adversely affect our business, results of operations and the value of our securities; and that if such stockholder approval is obtained, there is no assurance that we will be able to obtain Nasdaq approval of any initial listing filing application that may be required in connection with the acquisition of Grid AI Corp.

As part of the share exchange transaction with Grid AI Corp. and the stockholders of all of the issued and outstanding shares of Grid AI Corp., we issued to such stockholders of Grid AI Corp. (i) 424,348 shares of our Common Stock, which represented 19.99% of the issued and outstanding shares of Common Stock as of the date of entry into the share exchange agreement, and (ii) 38,801.546 shares of our Series H Preferred Stock. The Series H Preferred Stock is convertible into an aggregate of 38,801,546 shares of Common Stock (the “Conversion Shares”), subject to shareholder approval and certain conditions and adjustments as set forth in the Series H Preferred Stock Certificate of Designation. The shares of Common Stock that we issued at the closing together with the maximum number of Conversion Shares represented 82.5% of the issued and outstanding shares of our Common Stock as of the date of entry into the share exchange agreement on an as-converted and fully-diluted basis. Pursuant to the share exchange agreement with Grid AI Corp. and its stockholders, we are obliged to hold a stockholder meeting as promptly as practicable following the closing of the transaction to consider and obtain approval for the conversion of the shares of Series H Preferred Stock into Common Stock. There can be no assurance that we will be able to obtain the required stockholder approval on a timely basis or at all.

If we do not obtain the required stockholder approval, we may be unable to issue the Conversion Shares and, as a result, may not be able to satisfy our obligations under the share exchange agreement. In addition, the share exchange agreement contains recission and unwinding provisions tied to our ability to seek and obtain the required stockholder approval. If we fail to timely file and pursue the proxy statement process and related stockholder meeting(s), or if the required stockholder approval is not obtained after multiple stockholder meetings, the share exchange agreement, and the transaction contemplated therein, could be rescind and unwind. In addition, we may be required to pay the stockholders of Grid AI Corp. an aggregate fee of $1,000,000 upon any rescission or unwinding. If the share exchange agreement is rescinded or unwound, we could be also subject to disputes, litigation, significant costs, and diversion of management attention. In addition, the anticipated benefits of the acquisition of Grid AI Corp., including expected strategic and operational benefits, could be delayed, reduced, or not realized.

Further, even if we do obtain stockholder approval, there is no assurance that Nasdaq will approve any initial listing application filed in connection with the acquisition of Grid AI Corp., and failure to secure such approval may impair our market access and liquidity.

Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, liquidity, and prospects, and could cause the price of our Common Stock to decline.

Our energy technology business exposes us to risks that are different from our historical biopharmaceutical business.

The GridAI and AMPX business operates in a field that differs substantially from our legacy life sciences operations. This business depends on software development, systems integration, device interoperability, market participation, utility and partner relationships, communications infrastructure, customer adoption and evolving regulatory frameworks related to distributed energy resources and grid services.

This business may be affected by:

●	technical failure or underperformance of software and orchestration systems
●	inability to integrate with third-party hardware, devices, utilities, market operators or cloud providers
●	cybersecurity breaches, service interruptions or data loss
●	changes in utility rules, market structures or incentive regimes

●	longer-than-expected sales cycles or customer concentration
●	inability to scale deployments profitably
●	dependence on third-party installers, hardware providers and integration partners.

Because this business is relatively new within our corporate structure and materially different from our historic operating profile, our management, internal controls and investor disclosures may be subject to heightened execution risk.

Grid AI Corp.’s limited operating history makes evaluating its business and prospects difficult.

Prior to Grid AI Corp.’s acquisition of AMPX in February 2025, AMPX had developed and operated two principal technology platforms focused on residential and distributed energy management: DLS developed technology and ALICE Home Energy Management Systems (HEMS). While Grid AI Corp. currently supports these technologies, there is very minimal revenue and Grid AI Corp.’s current focus is on data centers. While Grid AI Corp. is looking to develop a data center platform, they have a limited history operating our business at its current scale and under our current strategy, and therefore a limited history upon which you can base an investment decision.

Further, Grid AI Corp.’s ability to execute its business plan depends on successfully completing customer deployments, integrating with third-party hardware and software systems, and scaling its platform and personnel. Delays in implementation, customer adoption, or integration with external systems could adversely affect operating results. Our and Grid AI Corp.’s operating results may fluctuate significantly, which could make our and Grid AI Corp. future results difficult to predict and could cause our and Grid AI Corp. operating results to fall below expectations.

The distributed generation industry is emerging and our distributed generation offerings may not receive widespread market acceptance.

The implementation and use of distributed generation at scale is still not widespread, and we cannot be sure that any potential customers will accept our services and solutions broadly. Enterprises may be unwilling to adopt Grid AI Corp.’s offerings over traditional or competing power sources for any number of reasons, including the perception that our technology is unproven, lack of confidence in our business model, unavailability of back-up service providers to operate and maintain the energy storage systems, and lack of awareness of our related products and services. Because this is an emerging industry, broad acceptance of Grid AI Corp.’s products and services is subject to a high level of uncertainty and risk. If the market develops more slowly than we and Grid AI Corp. anticipate, our and Grid AI Corp. business may be adversely affected.

If renewable energy technologies are not suitable for widespread adoption, or if sufficient demand for our software-enabled services does not develop or takes longer to develop than we anticipate, Grid AI Corp. may not be able to generate sufficient revenue or revenue at all to be financially successful.

The market for renewable, distributed energy generation is emerging and rapidly evolving, and its future success is uncertain. If renewable energy generation proves unsuitable for widespread commercial deployment or if demand for our renewable energy products and services fails to develop sufficiently, our and Grid AI Corp. revenue, market share and profitability would be adversely impacted.

Many factors may influence the widespread adoption of renewable energy generation and demand for Grid AI Corp. products and services, including, but not limited to the cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies, the performance and reliability of renewable energy products as compared with conventional and non-renewable products, fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources, increases or decreases in the prices of oil, coal and natural gas, continued deregulation of the electric power industry and broader energy industry, and the availability or effectiveness of government subsidies and incentives. You should consider our and Grid AI Corp. prospects in light of the risks and uncertainties emerging companies encounter when introducing new products and services into a nascent industry.

Our market estimates and assumptions may prove inaccurate.

While we and Grid AI Corp. anticipate being able to generate revenue and garnering customers, market estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, Grid AI Corp. business could fail to grow at similar rates, if at all. The assumptions relating to Grid AI Corp.’s market opportunities include, but are not limited to (i) general declines in the cost of renewable energy generation assets; (ii) growing deployment of renewable energy assets and energy storage systems; and (iii) continued complexity of the electrical grid and resulting demand for stability and resiliency. Grid AI Corp.’s expected market opportunities are also based on the assumption that Grid AI Corp.’s existing and future offerings will be more attractive to its customers and potential customers than competing products and services. If these assumptions prove inaccurate, our and Grid AI Corp.’s business, financial condition and results of operations could be adversely affected.

We expect to face significant competition in the Grid AI Corp.’s industry.

We expect to face significant competition in the Grid AI Corp.’s industry and market. Grid AI Corp. operates in a competitive and rapidly evolving market that includes energy management software providers, virtual power plant (“VPP”) platforms, battery system integrators, utilities, engineering firms, and in-house customer-developed solutions. Grid AI Corp. also competes with emerging technology providers focused on distributed energy resource optimization and artificial intelligence-driven grid management.

Competition is driven by several factors, including software functionality, scalability, interoperability with third-party hardware and market platforms, speed of deployment, regulatory expertise, customer relationships, and pricing. Grid AI Corp.’s solutions must integrate with a wide range of third-party systems, including batteries, control systems, and energy market infrastructure, which are often not standardized and may change over time.

The markets in which Grid AI Corp. operates are highly competitive and include both established industry participants with significant financial, technical, and commercial resources, as well as new entrants seeking to capitalize on the growth of distributed energy and AI-driven energy optimization. Some competitors offer vertically integrated solutions, including hardware, software, and energy services, while others provide point solutions that compete with specific components of Grid AI Corp.’s platform.

Grid AI Corp.’s ability to compete successfully depends on its ability to continue to innovate, expand its platform capabilities, maintain reliable system performance, and effectively execute its go-to-market strategy. Grid AI Corp. also competes based on its ability to convert pilot programs and non-binding arrangements into long-term commercial contracts, scale deployments across multiple jurisdictions, and adapt to evolving regulatory frameworks and market rules.

We cannot assure that Grid AI Corp. will be able to compete successfully with other players in the market. In such event, our and Grid AI Corp. business may be negatively impacted.

Grid AI Corp. plans to use artificial intelligence in its business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

Grid AI Corp. plans to use AI-enabled software and services offerings and incorporating AI in internal tools that support its business. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist Grid AI Corp. in being more efficient or offset the costs of its implementation. Further, dependence on AI to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Grid AI Corp. competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase regulatory, cybersecurity, and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. Our and Grid AI Corp. obligation to comply with emerging AI initiatives, laws, and regulations, including under proposed or enacted legislation regulating AI in jurisdictions such as the U.S. and European Union, could entail significant costs, negatively affect our and Grid AI Corp. business, or limit our and Grid AI Corp.’s ability to incorporate certain AI capabilities into our business.

Grid Ai Corp.’s future growth will depend on developing and commercializing our AI data center platform.

Following Grid AI Corp’s acquisition of AMPX in February 2025, Grid AI Corp. commenced development of a new technology platform focused on AI-optimized energy orchestration for large-scale data center campuses. However, as of today, this platform is still in an early stage of commercialization and has not been deployed. We cannot assure that this platform will ever be successfully deployed. In such event, our and Grid AI Corp.’s business may be unable to achieve anticipated financial growth.

Furthermore, Grid AI Corp. may also introduce new technologies or products that do not work in the future, are not delivered on a timely basis, are not developed according to product and/or cost specifications, or are not well received by customers. There may be fewer opportunities than we expect due to a decline in business or economic conditions or a decreased demand in these markets or for Grid AI Corp.’s new products from our expectations, Grid AI Corp.’s inability to successfully execute its sales and marketing plans, or for other reasons. In addition to Grid AI Corp.’s current growth opportunities, its future growth may be reliant on its ability to identify and develop potential new growth opportunities. This process is inherently risky and may result in investments in time and resources for which we do not achieve any return or value. These risks are enhanced by attempting to introduce multiple breakthrough technologies and products simultaneously.

Grid AI Corp.’s growth opportunities and those opportunities it may pursue are subject to rapidly changing and evolving technologies and industry standards, and may be replaced by new technology concepts or platforms. If Grid AI Corp. does not develop innovative and reliable product offerings and enhancements in a cost-effective and timely manner that are attractive to customers in these markets; if Grid AI Corp. is otherwise unsuccessful in competing in these new product categories; if the new product categories in which we and Grid AI Corp. invest our limited resources do not emerge as expected or do not produce the growth or profitability we expect, or when we expect it, or if we do not correctly anticipate changes and evolutions in technology and platforms, our and Grid AI Corp. business and results of operations may be adversely affected.

Grid AI Corp.’s business strategy may not achieve anticipated benefits. Grid AI Corp’s failure to do so could adversely affect our business, financial condition, and results of operations.

Grid AI Corp. plans to generate revenue from its AI data center platform through base platform fees for operational visibility and orchestration and performance-based fees tied to power cost optimization. Target customers include enterprise and government entities operating large data center campuses.

Grid AI Corp. has initiated development of its data center orchestration platform in connection with a potential future deployment at a customer site. Initial development and integration activities are underway. As of the date of this report, the platform has not yet been commercially deployed.

Any future commercial deployment is expected to occur as customer projects progress through construction and operational readiness milestones. The timing and extent of such deployment will depend on a number of factors, including project development timelines and the availability of customer funding. There can be no assurance that the platform will be successfully commercialized. Customer acceptance of our software and service offerings is critical to our future success. We cannot assure that customers will be attracted to Grid AI Corp.’s platform and software solutions. If market demand for the types of AI-driven energy software and services Grid AI Corp. is developing and will seek to develop in the future does not grow as anticipated, or if competitors offer more attractive products, our and Grid AI Corp.’s revenue growth and market position could be adversely affected. As with all software offerings, there is also a risk that our solutions could be vulnerable to cybersecurity threats or contain errors, bugs, or other issues affecting their functionality, which could negatively affect customer satisfaction and adoption.

In addition, continuing to execute on the new strategy requires investment in new capabilities and resources, particularly in software development, data management, and AI. Grid AI Corp. may face challenges in recruiting, retaining, and training employees who have the necessary skill sets to support our new business model. A failure to build or acquire these capabilities in a timely manner could delay the successful execution of the strategy and weaken Grid AI Corp.’s competitive position.

Grid AI Corp. currently has no major customers.

Grid AI Corp. has no major customers. Even if Grid AI Corp. acquires customers in the future, the loss of any one of its significant customers, their inability to perform under their contracts, their termination or failure to renew their contracts with Grid AI Corp., or their default in payment could cause Grid AI Corp. revenue and its working capital to decline materially. We cannot assure that Grid AI Corp. will be successful in acquiring or retaining customers in the future. In such event, we and Grid AI Corp. may be unable to generate revenue, and our and Grid AI Corp.’s business, results of operations and financial condition could be materially and adversely affected.

If Grid AI Corp. is unable to attract and retain key employees and hire qualified management, technical, engineering and sales personnel, its ability to compete and successfully grow its business could be adversely affected.

We believe that Grid AI Corp’s success and its ability to reach its strategic objectives are highly dependent on the contributions of its key management, technical, engineering, and finance personnel. Key leaders include Marshall Chapin, Mike Krastev and Vaclav Moulis. Executive leadership and senior management transitions, reductions in workforce and employee turnover can be time-consuming, difficult to manage, create instability, cause disruption to our business and result in the loss of institutional knowledge. Any of these outcomes could impede the execution of Grid Ai Corp’s day-to-day operations and its ability to fully implement its business strategy. These effects could also make it more difficult to attract and retain talent. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management or employees could have a significant impact on Grid Ai Corp’s operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements, any and all of which could in turn adversely impact our business, financial condition, and results of operations.

In addition, Grid AI Corp’s ability to manage its growth effectively, including its ability to expand its market presence, is impacted by its ability to successfully retain its management team, and hire and train new personnel. Grid AI Corp’s success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on its ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. To help attract, retain, and motivate qualified employees, Grid AI Corp’s uses stock-based awards, such as restricted stock units and performance-based cash incentive awards, and in the case of its executive officers, it also uses performance stock units. Further sustained declines in Grid AI Corp’s stock price, or lower stock price performance relative to our competitors, can further reduce the retention value of our stock-based awards. We may not be able to attract, integrate, train, motivate or retain current or additional highly qualified personnel, and our failure to do so could adversely affect our business, financial condition and operating results.

Furthermore, there is continued and increasing competition for talented individuals in our field. In addition to longstanding competition for highly skilled and technical personnel, we face increased competitive pressures and employee cost inflation in tighter labor markets. Industry competition and cross-industry labor market pressures may negatively affect Grid AI Corp’s ability to attract and retain its executive officers and other key technology, sales, marketing and support personnel and drive increases in our employee costs, both of which could adversely affect Grid AI Corp’s business, financial condition and results of operations.

Any failure to offer high-quality technical support services may adversely affect Grid AI Corp’s relationships with its customers and adversely affect our financial results.

Grid AI Corp’s customers depend on its support organization to resolve any technical issues relating to our hardware and software-enabled services. In addition, Grid AI Corp’s sales process is highly dependent on the quality of our software and service offerings, on our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that Grid AI Corp does not maintain high-quality and highly-responsive support, could adversely affect Grid AI Corp’s and our reputation, Grid AI Corp’s ability to sell our products to existing and prospective customers, and our and Grid AI Corp’s business, financial condition and results of operations.

Grid AI Corp offers technical support services with its software and service offerings and may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as it increases the size of its customer base. Grid AI Corp also may be unable to modify the format of its support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and if demand increases significantly, Grid AI Corp. may be unable to provide satisfactory support services to its customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our and Grid AI Corp’s business, financial condition and results of operations.

Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.

Grid AI Corp’s business, including its customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, flooding, wildfires and other fires, extreme heatwaves, drought and power shut-offs causing, among other things, disruptions to our supply chain or utility interconnections and/or damage to energy storage systems installed at its customers’ sites. Such damage or disruptions may prevent Grid AI Corp from being able to satisfy its contractual obligations or may reduce demand from its customers for its energy storage systems causing our operating results to vary significantly from one period to the next. Grid AI Corp. may incur losses in its business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing, or (3) current insurance coverage limits.

The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change is projected to affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere as a result of climate change have the potential to disrupt Grid AI Corp’s business, the business of its suppliers and the business of its customers, and may cause Grid AI Corp to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, climate change and the occurrence of severe weather events may adversely impact the demand, price, and availability of insurance. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our and Grid AI Corp’s business.

Increased scrutiny from stakeholders and regulators regarding sustainability practices and disclosures, including those related to sustainability, and disclosure could result in additional costs and adversely impact our business and reputation.

Companies across all industries are facing increased scrutiny regarding their sustainability practices and disclosures and some institutional and individual investors are using sustainability screening criteria in making investment decisions. Our disclosures on these matters or a failure to satisfy evolving stakeholder expectations for sustainability practices and reporting, which may conflict with one another, may potentially harm our reputation and impact employee retention, customer relationships and access to capital. For example, certain market participants use third-party benchmarks or scores to measure a company’s sustainability practices in making investment decisions and customers and supplies may evaluate our sustainability practices or require that we adopt certain sustainability policies as a condition of awarding contracts. In addition, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to government enforcement actions and private litigation. Furthermore, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our sustainability efforts, which may conflict with one another, could cause us to incur additional compliance and operational costs, suffer reputational harm or to become the target of litigation, investigations or other proceedings initiated by government authorities or private actors, which could materially and adversely affect our business, financial condition and results of operations.

Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives and compliance with sustainability reporting standards, is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of technologies and products that meet sustainability and ethical supply chain standards, evolving regulatory requirements affecting sustainability standards or disclosures, our ability to recruit, develop and retain diverse talent in our labor markets, and our ability to develop reporting processes and controls that comply with evolving standards for identifying, measuring and reporting sustainability metrics. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changes in assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting sustainability matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. As sustainability best-practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to sustainability monitoring and reporting.

A failure of our information technology (“IT”) and data security infrastructure could adversely affect our business and operations.

The efficient operation of Grid AI Corp’s business depends on our IT systems. We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to effectively manage our business data, accounting, financial, legal and compliance functions, communications, supply chain, order entry and fulfillment, and expand and routinely update this infrastructure in response to the changing needs of our business. Our existing IT systems and any new IT systems we utilize may not perform as expected. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, including during system upgrades or new system implementations, the resulting disruptions could adversely affect our business.

Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware, and denial of service attacks), and other similar disruptions. Such attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated, and difficult to detect and successfully defend against. Moreover, we may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Additionally, it may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full and reliable information about the incident to our customers, partners, regulators, and the public. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cyber-attacks. The emergence and maturation of AI capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cyber-attacks. We have experienced such incidents in the past, and any future incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our or our service providers’ IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. Although past incidents have not had a material adverse effect on our business operations or financial performance, to the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs, and otherwise adversely affect our business. We cannot guarantee that future cyberattacks, if successful, will not have a material effect on our business or financial results.

Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. If an actual or perceived cybersecurity breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may incur liability, costs, or damages, contract termination, our reputation may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. Further, our contracts may not fully protect us from liabilities, damages, or claims and, although we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In addition, any data breach, security incident, or compromise of protected personal information may also result in notification requirements or other disclosure obligations and may subject us to civil fines and penalties, litigation, regulatory investigations or enforcement actions or claims for damages under applicable privacy laws.

Our and Grid AI Corp’s failure to adequately secure, protect and enforce our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

Grid AI Corp’s intellectual property is primarily software-based and may be inherently difficult to protect, as patents and formal protections in this area can be limited and enforcement may be uncertain. Grid AI Corp relies in part on trade secrets, proprietary know-how, and contractual protections, which may be vulnerable to unauthorized use, employee misappropriation, or other forms of intellectual property theft. In addition, litigation to enforce intellectual property rights is often complex, time-consuming, and costly, and there can be no assurance that the Company will be successful in protecting its intellectual property.

Monitoring unauthorized use of proprietary technology can be difficult and expensive. For example, many of our software developers reside in California and we cannot legally prevent them from working for a competitor.

Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in Grid AI Corp’s intellectual property rights being challenged, limited in scope or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our or Grid AI Corp’s favor, and an adverse determination in any such litigation could impair our or Grid AI Corp’s intellectual property rights and may adversely affect our business, prospects and reputation.

We and Grid AI Corp’s rely primarily on patent, trade secret and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our or Grid AI Corp’s rights under these laws and agreements afford us and Grid AI Corp. only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, Grid AI Corp’s trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, we and Grid AI Corp’s rely on our brand names, trade names and trademarks to distinguish our products and services. In the event that our trademarks are successfully challenged and we lose rights to use those trademarks, we could be forced to rebrand our products and services, which could result in the loss of goodwill and brand recognition. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the U.S. As a result, we may not be able to protect our proprietary rights adequately abroad.

We may face claims that our use of such technology or components infringes or otherwise violates the rights of others, which would subject us to the risks described above. We may seek indemnification from our licensors or suppliers under our contracts with them, but our rights to indemnification or our suppliers’ resources may be unavailable or insufficient to cover our costs and losses.

Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, and activists could adversely affect our business, financial condition and results of operations.

Parties with an interest in other energy sources, including lawmakers, regulators, policymakers, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence laws, regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we and Grid AI Corp. have. Further, changes in U.S. federal, state or local political, social or economic conditions, including changes in U.S. Presidential administrations or deprioritization of these laws, programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources over renewable energy, could adversely affect our and Grid AI Corp’s business, financial condition and results of operations.

The installation and operation of Grid AI Corp.’s energy storage systems are subject to environmental laws and regulations in various jurisdictions, and there is uncertainty with respect to the interpretation of certain environmental laws and regulations to Grid AI Corp.’s energy storage systems, especially as these regulations evolve over time.

Grid AI Corp. is subject to national, state and local environmental laws and regulations, as well as environmental laws in those foreign jurisdictions in which it operates. Environmental laws and regulations can be complex and are evolving. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Grid AI Corp. is committed to compliance with applicable environmental laws and regulations, including health and safety standards, and it routinely reviews the operation of its energy storage systems for health, safety and compliance. Grid AI Corp.’s energy storage systems, like other battery technology-based products of which it is aware, produce small amounts of hazardous wastes and air pollutants, and it seeks to handle these materials in accordance with applicable regulatory standards.

Maintaining compliance with laws and regulations can be challenging given the changing patchwork of environmental laws and regulations that prevail at the U.S. federal, state, regional and local levels and in foreign countries in which we operate. Most existing environmental laws and regulations preceded the introduction of battery technology and were adopted to apply to technologies existing at the time, namely large, coal, oil or gas-fired power plants. Currently, there is generally little guidance from these agencies on how certain environmental laws and regulations may, or may not, be applied to our technology.

In many instances, Grid AI Corp.’s technology is moving faster than the development of applicable regulatory frameworks. It is possible that regulators could delay or prevent Grid AI Corp. from conducting its business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the sale to and installation by customers of energy storage systems, require their modification or replacement, result in fines, or trigger claims of performance warranties and defaults under customer contracts that could require Grid AI Corp. to refund hardware or service contract payments, any of which could adversely affect our and Grid AI Corp. business, financial performance and reputation.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

The United States has imposed significant new tariffs on nearly all products and components imported into the United States and could propose additional tariffs or increases to those already in place. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for products used in storage or solar energy projects and the renewable energy market more broadly, such as module supply and availability. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962 and has imposed additional tariffs on steel and aluminum imports pursuant to Section 301 of the Trade Act of 1974. In February 2025, the United States expanded the Section 232 tariffs on steel and aluminum, raising them to 25% on both metals and eliminating previously available country-level and importer-specific exclusions and exemptions. In June 2025, Section 232 tariffs on steel and aluminum were further increased to 50%, and the scope was broadened to cover the steel and aluminum content of a wider range of derivative products. To the extent Grid AI Corp. sources products that contain overseas supplies of steel and aluminum, these tariffs and any additional or increased tariffs could result in interruptions in the supply chain and negatively affect costs and Grid AI Corp.‘s gross margins.

Additionally, in January 2018, the United States adopted a tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. In 2022, the United States extended the Section 201 solar tariffs for an additional four years, which declined to a rate of 14% in 2025. The Section 201 solar tariffs expired on February 7, 2026. While this tariff did not apply directly to the components we import, it may have indirectly affected Grid AI Corp. by affecting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, in July 2018, the United States adopted a 10% tariff on a long list of products imported from China under Section 301 of the Trade Act of 1974, including, inverters and power optimizers, which became effective on September 24, 2018 and has been increased several times since then. In June 2019, the Office of the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. In September 2024, Section 301 tariffs on Chinese solar cells and modules were increased from 25% to 50%, and in January 2025, new 50% Section 301 tariffs took effect on Chinese polysilicon and solar wafers. The Section 301 tariff on lithium-ion non-electric vehicle batteries from China, including those used in energy storage systems, increased from 7.5% to 25% effective January 1, 2026. While these tariffs are not directly applicable to Grid AI Corp.’s products, they could negatively affect the solar energy projects in which its products are used, which could lead to decreased demand for its products. In 2025, the United States broadly imposed additional 10% tariffs on Chinese goods under the International Emergency Economic Powers Act of 1977.

In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon photovoltaic (“PV”) cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and an increase in duty rates could have an adverse impact on our operating results.

In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the USDOC to investigate alleged circumvention of antidumping and countervailing duties on crystalline silicon PV cell and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. In August 2023, USDOC issued a final determination that certain Chinese producers are circumventing antidumping and countervailing duties by shipping crystalline silicon PV cells and modules through Cambodia, Malaysia, Thailand, and Vietnam for minor processing. However, that two-year moratorium has since expired. In 2024, USDOC initiated a second solar antidumping and countervailing duties case involving these same four countries, and final antidumping and countervailing duties orders were issued in June 2025. Also in 2025, the United States also initiated an antidumping and countervailing duties case for Chinese anode material, which could affect battery prices, and USDOC initiated antidumping and countervailing duties investigations into imports of solar cell and modules from India, Indonesia, and Laos. The timing and progress of many of Grid AI Corp.’s customers’ projects depend upon the supply of batteries, PV cells and modules. As a result, the imposition and collection of antidumping and countervailing duties, the expanded scope of antidumping and countervailing duties investigations to additional countries and battery materials, and the stacking of multiple tariff authorities on such products, it could adversely affect Grid AI Corp.’s our business, financial condition and results of operations.

Tariffs, and the possibility of additional or increased tariffs in the future, have created uncertainty in the industry, particularly in light of the recent change in U.S. Presidential administration. This has resulted in, and may continue to result in, some project delays. If the price of solar systems or energy storage systems in the United States increases, the use of these products could become less economically feasible and could reduce Grid AI Corp.’s gross margins or reduce the demand of such systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key customers, suppliers, and manufacturing partners. Such outcomes could adversely affect the amount or timing of Grid AI Corp.’s revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages, or cause our customers to advance or delay their purchase of Grid AI Corp.’s products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we and Grid AI Corp. may be unable to quickly and effectively react to such actions.

Risks Related to our Securities

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our Common Stock is currently listed for trading on The Nasdaq Stock Market LLC. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our Common Stock on The Nasdaq Stock Market LLC.

On September 6, 2024, we received a letter from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our Common Stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 days, or until March 5, 2025, to regain compliance with the minimum bid price requirement. On March 6, 2025, we received a letter from Nasdaq advising that we had been granted a 180-day extension, or until September 1, 2025, to regain compliance with the minimum bid price requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). On September 3, 2025, we received a letter from Nasdaq that, Nasdaq has determined that for the last 10 consecutive business days, from August 18 to September 2, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2), and this matter is now closed.

On January 7, 2025, we received a written notice from the Listing Qualifications department of Nasdaq indicating that were not in compliance with Nasdaq Listing Rule 5620(a), due to us not holding an annual meeting of stockholders in 2024 within one year of our 2023 fiscal year end. On February 21, 2025, we submitted a plan to regain compliance. On March 3, 2025, Nasdaq informed us that it has determined to grant us an extension until June 30, 2025 to regain compliance for continued listing. On July 3, 2025, the “Company received a letter from Nasdaq notifying the Company that, as the Company held its Annual Meeting on June 30, 2025, Nasdaq had determined that the Company has regained compliance with Nasdaq Listing Rule 5620(a) and that the matter is now closed.

On April 11, 2025, the Company received a letter from Nasdaq indicating that the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Listing Rule 5550(b)(1), because the Company’s stockholders’ equity of ($3,876,738) as reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 was below the required minimum of $2.5 million, and because, as of April 10, 2025, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On June 25, 2025, based on the timely submission by the Company of a compliance plan, the Company received a letter from Nasdaq granting an extension to the Company until October 8, 2025 to regain compliance with the minimum stockholders’ equity requirement. In the Form 8-K filed by the Company on October 6, 2025, the Company disclosed that that it believed that it had stockholders’ equity of at least $2.5 million in compliance with the Equity Rule as a result of the share exchange agreement dated September 30, 2025, between the Company, Grid AI Corp., and the stockholders of all of the issued and outstanding shares of Grid AI Corp. On October 8, 2025, the Company also submitted a letter to Nasdaq stating that the Company was compliant with the minimum stockholders’ equity requirement as a result of the share exchange transaction. On October 28, 2025, the Company received a letter from Nasdaq confirming that based on the Form 8-

K filed by the Company on October 6, 2025, the Company is in compliance with the Equity Rule. The Letter also noted that if the Company fails to evidence compliance upon filing its next periodic report, it may be subject to delisting. At that time, Nasdaq will provide written notification to the Company, which may then appeal Nasdaq’s determination to a Hearings Panel.

On April 22 2026, we received notice from Nasdaq that we were not in compliance with SEC filings requirements indicating that it is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2025. The notice provides the Company with 60 calendar days, or until June 22, 2026, to submit a plan to regain compliance. If the plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the original filing due date, or until October 12, 2026, for the Company to regain compliance.

There can be no assurance that we will be able to sustain compliance with all applicable requirements for continued listing on The Nasdaq Stock Market LLC. In 2020, the SEC approved a previously proposed Nasdaq rule change to expedite delisting of securities with a closing bid price at or below $0.10 for 10 consecutive trading days during any bid price compliance period and that have had one or more reverse stock splits with a cumulative ratio of one for 250 or more shares over the prior two-year period. In addition, if a company falls out of compliance with the $1.00 minimum bid price after completing reverse stock splits over the immediately preceding two years that cumulatively result in a ratio one for 250 shares, the company will not be able to avail itself of any bid price compliance periods under Rule 5810(c)(3)(A), and Nasdaq will instead require the issuance of a Staff delisting determination. We could appeal the determination to a hearings panel, which could grant us a 180-day exception to remain listed if it believes we would be able to achieve and maintain compliance with the bid price requirement. Following the exception, the company would be subject to the procedures applicable to a company with recurring deficiencies (Nasdaq Rule 5815(d)(4)(B)).

In addition, Nasdaq advised that the Grid AI Corp. transaction constituted a business combination resulting in a change of control under Nasdaq rules and that the post-transaction entity would be required to satisfy Nasdaq initial listing standards and complete the applicable Nasdaq review process in connection with the second step of the transaction. Failure to satisfy Nasdaq’s requirements, whether relating to stockholders’ equity, bid price, corporate governance, shareholder approval, initial listing criteria or otherwise, could result in delisted our Common Stock from Nasdaq.

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

The market price for our Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to factors including the following:

●	sales or potential sales of substantial amounts of our Common Stock, including sales required for us to regain and maintain compliance with Nasdaq’s continued listing requirements;
●	the Grid AI Corp. transaction, related shareholder approvals, Series H conversion issues or other capital structure developments
●	delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of these trials;
●	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
●	developments relating to the Grid AI and AMPX business
●	developments concerning our licensors or product manufacturers;
●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
●	conditions in the pharmaceutical or biotechnology industries;
●	governmental regulation and legislation;
●	variations in our anticipated or actual operating results;
●	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations; foreign currency values and fluctuations; and
●	overall economic, geopolitical or capital markets conditions.

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

We currently have Series B Preferred Stock, Series G Preferred Stock and Series H preferred Stock outstanding. Our certificate of incorporation authorizes our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our Common Stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board also has the authority to issue preferred stock without further stockholder approval.

As of May 1, 2026, we have approximately 475.56 shares of Series B Preferred Stock outstanding with a stated value of $7,700 per share, which are currently convertible at the holder’s option at any time, together with any accrued but unpaid dividends thereon, into shares of Common Stock at a conversion price of $97,020, subject to certain adjustments.

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

As of May 1, 2026, we have 595.808 shares of Series G Preferred Stock outstanding, each share of which is convertible into 1,000 shares of Common Stock, upon shareholder approval. As result of the ImmunogenX rescission agreement 11,777.418 shares of Series G Preferred Stock that we previously issued to the shareholders of IMGX were cancelled.

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

As of May 1, 2026, we also have 38,801.546 shares of Series H Preferred Stock outstanding, each share of which is automatically convertible into 1,000 shares of Common Stock into 1,000 shares of Common Stock, upon shareholder approval.

As to our Series H Preferred Stock shares, following shareholder approval of the conversion of the Series H Preferred Stock into Common Stock, if any, in accordance with the listing rules of the Nasdaq Stock Market, each share of Series H Preferred Stock will automatically convert into 1,000 shares of Common Stock, subject to certain limitations, including that a holder of Series H Preferred Stock is prohibited from converting shares of Series H Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 4.9% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion) in six equal installments, with each installment representing one-sixth of the aggregate number of Conversion Shares issuable upon conversion of all of the Series H Preferred Stock held by a holder if converted in full automatically and without an action required on the part of the holder thereof within five business days of the achievement of each of six different milestone events relating to the business of AMPX as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series H Non-Voting Convertible Preferred Stock. Except as otherwise required by law, the Series H Preferred Stock does not have voting rights. However, as long as any shares of Series H Preferred Stock are outstanding, the Company will not, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of the Series H Preferred Stock, make certain corporate actions. With respect to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all shares of Series H Preferred Stock shall rank: (i) senior to all junior securities; (ii) on parity with the Common Stock any other class or series of preferred stock of the Company hereafter created specifically ranking, by its terms, on parity with the Series H Preferred Stock; and (iii) junior to the Series B Convertible Preferred Stock any other class or series of Preferred Stock or other capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series H Preferred Stock.

Our obligations to our existing holders of the preferred stock and any future holders of any additional series of preferred stock we may issue could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition and hinder the accomplishment of our corporate goals.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity risk management program designed to support the confidentiality, integrity and availability of our information systems and data. Our cybersecurity program is intended to identify, assess, manage and respond to cybersecurity risks affecting our corporate systems, legacy life sciences activities and, following the acquisition of Grid AI Corp., the software-enabled energy orchestration and related digital infrastructure associated with the Grid AI and AMPX businesses.

In designing and evaluating our cybersecurity initiatives, we use the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF, as a reference point for structuring aspects of our cybersecurity risk identification, assessment and response processes. Our use of that framework is intended as a guiding tool and does not mean that we certify compliance with any particular technical standard or framework requirement.

Our cybersecurity processes are integrated into our broader enterprise risk management activities and are intended to align with our legal, compliance, strategic, operational and financial risk oversight processes. Because our current business includes software platforms, cloud-based systems, third-party integrations, digital communications and data processing activities, cybersecurity and information security are important operational and governance considerations.

Key elements of our cybersecurity risk management program include:

●	periodic assessment of material cybersecurity risks affecting our systems, data, software environments, third-party integrations and related operations
●	use of internal and external resources to support cybersecurity monitoring, assessment and response activities
●	incident response planning intended to facilitate the identification, escalation, containment, investigation and remediation of cybersecurity incidents
●	use of employee awareness measures and security-related processes designed to reduce human-factor risk
●	third-party risk management processes intended to evaluate cybersecurity considerations associated with selected vendors, service providers, software providers, infrastructure providers and other external parties
●	coordination among management, outside advisers and, where appropriate, the Audit Committee and Board regarding significant cybersecurity matters.

Our business relies on third-party systems and services, including cloud infrastructure, software tools, communications systems, external consultants, data providers and other vendors. In addition, the Grid AI and AMPX business depends in part on integrations with third-party devices, platforms, utilities, market operators and other external systems. As a result, our cybersecurity and operational resilience may also depend on the cybersecurity practices and controls of third parties. Although we seek to evaluate and manage these risks, third-party systems and services remain a source of potential exposure.

As of the date of this Annual Report, we have not identified any cybersecurity incident that we believe has materially affected, or is reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, like other public companies and technology-enabled businesses, we face ongoing cybersecurity risks, and there can be no assurance that we will not experience a material cybersecurity incident in the future.

Cybersecurity Governance

Our Board of Directors has oversight responsibility for risk management generally, including cybersecurity risk. The Audit Committee assists the Board in its oversight of cybersecurity and related information technology and data protection risks.

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Management uses internal personnel and external advisers, as appropriate, to support cybersecurity risk identification, security-related processes, incident response planning and evaluation of significant cyber-related issues. Management is also responsible for escalating significant cybersecurity matters to the Audit Committee and Board, as appropriate.

The Audit Committee receives updates from management regarding material cybersecurity risks and cybersecurity-related developments as management determines appropriate, including updates regarding significant incidents, if any, and material aspects of the Company’s cybersecurity risk management efforts. The Audit Committee then reports to the Board, as appropriate, on cybersecurity matters relevant to the Board’s oversight responsibilities.

Because our business includes software-enabled energy orchestration activities and associated digital infrastructure, our cybersecurity governance processes are intended to consider risks not only to traditional corporate information systems, but also to operational software platforms, third-party-connected environments, data handling practices and other digital elements of the Grid AI Corp. and AMPX business.

ITEM 2.PROPERTIES

Facilities

The Company no longer maintains a dedicated leased office space and operates using a remote and flexible office model. The Company believes its current arrangements are adequate to meet its operational needs.

ITEM 3.LEGAL PROCEEDINGS

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking to recover unpaid legal fees, costs, and disbursements. EGS alleges that the Company failed to pay for legal services rendered from September 2023 through January 2025 and asserts claims for breach of contract, account stated, and quantum meruit. EGS is seeking monetary damages of approximately $749,301, plus applicable interest, costs, and disbursements. The parties have entered into multiple stipulations extending the Company’s deadline to respond to the complaint. Most recently, on July 28, 2025, the deadline to answer, move, or otherwise respond was extended to January 13, 2026.

On January 12, 2026, EGS made a settlement proposal to resolve the matter for $450,000, consisting of an initial payment of $150,000 upon execution of a settlement agreement and the remaining $300,000 payable in equal monthly installments over a period of 12 to 16 months. EGS indicated that it would not accept payment contingent on financing or consideration in the form of equity.

The Company declined this proposal and has since continued to engage in discussions with EGS regarding a potential resolution. As of the date of this Annual Report, the parties are actively negotiating a settlement, and EGS has proposed a resolution in the range of approximately $400,000. There can be no assurance that the parties will reach a settlement on acceptable terms or at all, or as to the timing of any such resolution. See Note 17 in financial statements.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “GRDX.”

Holders of Record

As of May 1, 2026, there were 6,200,051 shares of our Common Stock issued and outstanding and approximately 57 holders of record.

Dividends

We did not declare or pay any dividends on our Common Stock during the years ended December 31, 2025 and 2024. We currently intend to retain any future earnings, if any, to fund operations, working capital needs, strategic initiatives and the development of our business. Accordingly, we do not currently anticipate paying cash dividends on our Common Stock in the foreseeable future.

Any future determination to declare and pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, cash requirements, capital requirements, contractual restrictions, available surplus and other factors that our board of directors may deem relevant.

Cumulative dividends on the shares of our Series B Preferred Stock accrue at the rate of 9% of the stated value per annum, payable semi-annually on June 30 and December 31 of each year, commencing on December 31, 2020. Such dividends are payable in additional shares of Series B Preferred Stock, valued at the stated value, or in cash at our sole option.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we issued securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, as described below

During the year ended December 31, 2025, the Company issued certain securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q, as described below:

During the year ended December 31, 2025, the Company issued an aggregate of 155,000 shares of its common stock upon the vesting of restricted stock units (“RSUs”) granted to certain employees, officers and directors outside of a registered equity compensation plan. Such issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In addition, following the initial closing under the Securities Purchase Agreement dated October 17, 2025, the Company issued additional warrants to purchase shares of its common stock to an investor in subsequent closings under such agreement, which were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q. These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Except as described above, there were no other sales of unregistered securities during the year ended December 31, 2025 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

In addition, during the year ended December 31, 2025, the Company issued 155,000 shares of common stock upon the vesting of restricted stock units (“RSUs”) granted to certain employees, officers and directors outside of a registered equity compensation plan. Such issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2025, except as otherwise described above, there were no other sales of unregistered securities required to be disclosed under this item that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 6.[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report.

Overview

GridAI Technologies Corp. is a diversified technology company with operations that, as of December 31, 2025, consisted of (i) energy orchestration and grid optimization software solutions through our subsidiaries Grid AI Corp. and AMPX, and (ii) legacy biopharmaceutical development activities centered on Adrulipase for the treatment of exocrine pancreatic insufficiency.

Historically, the Company operated primarily as a clinical-stage biopharmaceutical company focused on the development of targeted, non-systemic therapies for gastrointestinal diseases. During 2025, the Company underwent a significant strategic transformation. On September 30, 2025, the Company completed a share exchange transaction pursuant to which it acquired 100% of the outstanding equity interests of Grid AI Corp. At the time of the acquisition, Grid AI Corp. owned 75% of the issued and outstanding equity interests of AMPX, which holds the operating subsidiary AMPX Limited. Following the transaction, Grid AI Corp. and its subsidiaries, including AMPX, became consolidated subsidiaries of the Company. As a result, the Company’s business profile changed materially, and its primary strategic focus shifted toward AI-driven energy technology operations.

In March 2025, the Company entered into a rescission agreement with ImmunogenX, LLC, formerly a wholly owned subsidiary of the Company, and the former shareholders of ImmunogenX. Under the rescission transaction, the parties agreed to unwind the Company’s prior acquisition of ImmunogenX by rescinding the previously issued Common Stock and Series G Preferred Stock issued in the transaction, conveying the equity interests of ImmunogenX back to the former ImmunogenX shareholders, and canceling the assumed ImmunogenX options and warrants. The Company retained $695,814 of ImmunogenX accounts payable, while ImmunogenX remained responsible for approximately $9.3 million of secured debt and certain other obligations. The rescission transaction closed on December 31, 2025. Following the closing, ImmunogenX ceased to be a subsidiary of the Company, and the Company no longer held any ownership interest in that business.

As a result, as of December 31, 2025, the Company’s business consists of its newly acquired subsidiaries (Grid AI Corp. and AMPX) together with its continuing Adrulipase development program and related corporate activities

Grid AI Corp. develops software and services designed to accelerate power availability and optimize energy infrastructure for artificial intelligence (AI) data centers and other large energy users. Grid Ai Corp. is currently in the development stage of an AI data center platform. This platform aims to use and optimize distributed energy resources, including battery energy storage systems, on-site generation, and grid interconnections. Currently, there is no revenue generated from this AI data center platform. Grid Ai Corp.’s commercial pipeline has recently been re-established and is continuing to develop through consulting-led engagements and targeted business development initiatives.

For the year ended December 31, 2025, the Company’s consolidated financial statements include the post-acquisition results of Grid AI Corp. and AMPX beginning on September 30, 2025. Prior to the Grid AI Corp. acquisition, the Company operated primarily as a clinical-stage biopharmaceutical company focused on targeted, non-systemic therapies for gastrointestinal diseases. Non-systemic therapies are non-absorbable drugs that act locally, such as in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation. In May 2024, the Company changed its name from First Wave BioPharma, Inc. to Entero Therapeutics, Inc.

The Company’s continuing legacy biopharmaceutical focus is Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in patients with exocrine pancreatic insufficiency, including patients with cystic fibrosis and chronic pancreatitis. The Company plans to continue development activities relating to Adrulipase. The Company’s former Latiglutenase and CypCel programs were part of the ImmunogenX business, which was disposed of on December 31, 2025 in connection with the rescission transaction described below. The Company has also discontinued its Capeserod and Niclosamide programs. The Company terminated its license agreement with Sanofi relating to Capeserod on February 26, 2025 and no further payments were due thereunder.

In March 2024, the Company acquired ImmunogenX, Inc., whose operations were subsequently carried through ImmunogenX, LLC. During 2025, the Company determined to unwind that transaction. In March 2025, the Company entered into a rescission agreement with ImmunogenX and the former ImmunogenX shareholders, which was subsequently amended in July 2025. On December 31, 2025, the Company completed the rescission transaction. In connection with the closing, the Company transferred its ownership interests in ImmunogenX, rescinded the shares previously issued in the acquisition, cancelled the related assumed options and warrants and retained approximately $695,000 of ImmunogenX accounts payable, while ImmunogenX remained responsible for approximately $9.3 million of its secured debt. As a result, ImmunogenX is no longer a subsidiary of the Company.

On February 26, 2025, the Company provided notice of termination of its license agreement with Sanofi relating to Capeserod. That termination became effective in April 2025. The Company also determined not to continue pursuing previously announced strategic transactions involving Journey Therapeutics and Data Vault.

As a result of the acquisition of Grid AI Corp., the completion of the ImmunogenX rescission transaction and the discontinuation of several legacy biotechnology programs, comparability between periods is affected. The Company’s 2025 results reflect a materially different business profile than its 2024 results.

Nasdaq Listing Matters

During 2025, the Company received multiple notices from The Nasdaq Stock Market LLC relating to listing compliance matters.

On September 6, 2024, the Company received notice that it was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). On March 6, 2025, the Company received notice that Nasdaq had granted an additional 180-day extension, through September 1, 2025, to regain compliance. On September 3, 2025, Nasdaq notified the Company that it had regained compliance with the minimum bid price requirement because the closing bid price of the Company’s common stock had been at least $1.00 per share for the required period, and the matter was closed.

On January 7, 2025, the Company received notice that it was not in compliance with Nasdaq Listing Rule 5620(a) because it had not held an annual meeting of stockholders in 2024 within the required time period. The Company held its Annual Meeting on June 30, 2025, and on July 3, 2025, Nasdaq notified the Company that it had regained compliance and that the matter was closed.

On October 28, 2025, the Company received a letter from Nasdaq confirming that, based on the Company’s Form 8-K filed on October 6, 2025, the Company was in compliance with the minimum stockholders’ equity requirement under Listing Rule 5550(b)(1). Nasdaq also noted that if the Company failed to evidence compliance upon filing its next periodic report, it could again become subject to delisting proceedings.

On November 5, 2025, the Company received a letter from Nasdaq stating that the Company’s proposed transaction with GridAI Corp. constituted a business combination resulting in a change of control under Nasdaq Listing Rule 5110(a). Nasdaq indicated that the post-transaction company would be required to satisfy Nasdaq’s initial listing criteria and complete the applicable Nasdaq initial listing review process in connection with the second step of the transaction.

On April 22, 2026, the Company received a notice from Nasdaq Listing Qualifications indicating that it is not in compliance with Nasdaq Listing Rule 5250(c)(1) due to its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2025. The notice provides the Company with 60 calendar days, or until June 22, 2026, to submit a plan to regain compliance. If the plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the original filing due date, or until October 12, 2026, for the Company to regain compliance.

Revolving Loan Agreement

Effective January 31, 2025, the Company entered into a Revolving Loan Agreement providing for borrowings of up to $2.0 million. The revolving note bears interest at 18% per annum and matured on January 31, 2026. The agreement includes customary conditions, covenants and events of default, as well as provisions relating to board composition and the Company’s reasonable best efforts to pursue a qualified public equity offering.

Under the Revolving Loan Agreement, the outstanding principal balance of all outstanding loans, all accrued and unpaid interest and all other amounts, costs, expenses and/or liquidated damages were due in full the “Maturity Date”. On April 1, 2026, the Company received a demand letter from the Lender’s counsel, asserting that the Company is in default of the Revolving Loan Agreement as the Maturity Date has passed and the amounts due under the Revolving Loan Agreement have not been repaid, and demanding the Company to pay a total sum of $1,014,675, which includes the principal amounts received by the Company ($700,000), interest and a 20% increase of these amounts due to the default pursuant to the terms of Revolving Loan Agreement. The Company is evaluating the effects of this event and as of the date of this report is in active discussions with the Lender. Our ability to repay, refinance or otherwise address this indebtedness on acceptable terms will affect our liquidity and financial flexibility. There can be no assurance that we will be able to refinance or satisfy this indebtedness on favorable terms or at all.

Financial Operations Overview

The Company operates through two reportable segments: (i) its artificial intelligence-driven energy technology business (“AI Segment”) and (ii) its legacy biotechnology operations focused on gastrointestinal therapies (“GI Segment”). The AI Segment consists of operations conducted through Grid AI Corp. and its subsidiaries, including AMPX, while the GI Segment reflects the Company’s retained biopharmaceutical development activities, including Adrulipase. Management evaluates performance and allocates resources across these segments based on strategic priorities and expected returns.

Revenue

Historically, the GI Segment did not generate revenue from the sale of approved biopharmaceutical products. Following the acquisition of Grid AI Corp. on September 30, 2025, the Company began generating revenue within its AI Segment from its energy technology operations conducted through Grid AI Corp. and AMPX.

Accordingly, beginning in the fourth quarter of 2025, our consolidated results include revenue associated with the Grid AI Corp. and AMPX business. This revenue has been generated primarily from software-enabled energy orchestration, optimization, dispatch, monitoring and related service offerings. Prior to the Grid AI Corp. acquisition, our legacy operations did not generate product revenue.

Looking forward, we expect our revenue profile to differ materially from prior periods as a result of the inclusion of the Grid AI Corp. and AMPX business. With respect to our retained legacy biopharmaceutical operations, we have not generated revenue from product sales and do not expect to do so unless and until a product candidate receives regulatory approval and is successfully commercialized. We may also seek to generate revenue in the future from strategic relationships, licensing arrangements, milestone payments, service arrangements, grants or other sources, although there can be no assurance that any such revenue will be realized. All revenue recognized during 2025 relates to the AI Segment, as the GI Segment has not generated product revenue.

Research and Development Expense

Research and development expenses relate primarily to the Company’s GI Segment. Prior to 2025, a significant portion of our research and development expenses related to the development of Adrulipase, Niclosamide, Capeserod and Latiglutenase. Following the discontinuation of certain legacy biotechnology programs, the completion of the rescission transaction involving ImmunogenX, LLC on December 31, 2025 and the acquisition of Grid AI Corp. on September 30, 2025, our retained biopharmaceutical research and development activities are primarily focused on Adrulipase.

Research and development expenses generally consist of internal and external costs incurred in connection with our legacy product development activities, including, among other things:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense

●	fees paid to third parties in connection with product development, regulatory and related activities
●	expenses incurred under agreements with contract research organizations, investigative sites, consultants and contractors
●	costs of drug substance, drug product, clinical materials and related manufacturing support from contract development and manufacturing organizations and other third parties
●	costs associated with preclinical, non-clinical and regulatory-support activities
●	costs associated with evaluating and maintaining retained development assets and capabilities.

Following the strategic shift in the Company’s business, research and development expense is expected to reflect a narrower retained life sciences portfolio than in prior periods. Adrulipase is the Company’s only remaining active biotechnology development program.

Because the Company now also operates an AI-driven energy technology business through Grid AI Corp. and AMPX, operating expenses may include technology, engineering, implementation, systems, data and platform-related costs that are distinct from legacy biopharmaceutical research and development activities. The classification of such costs depends on their nature and the applicable accounting treatment in the relevant period.

We expect the composition of our operating expenses to continue to evolve over time as management allocates resources among:

●	the continued evaluation and potential advancement of Adrulipase
●	the operation, enhancement and expansion of the Grid AI Corp. and AMPX business
●	corporate, compliance, integration and public-company requirements.

The process of conducting clinical development activities and expanding a software-enabled energy technology business is costly and time-consuming. It is difficult to predict with certainty the timing and level of future expenditures, the duration of development activities, the pace of commercial growth or the timing of future revenues.

The success of our activities depends on numerous factors, including clinical outcomes, access to capital, technological performance, customer adoption, regulatory considerations, competitive conditions and commercial viability. Management expects to continue evaluating the allocation of capital and operating resources across the Company’s retained life sciences activities and its energy technology operations based on strategic priorities, liquidity and expected returns.

We do not believe that historical program-by-program comparisons are necessarily meaningful for all periods presented, particularly in light of the Company’s significant business transformation during 2025. The AI Segment does not incur research and development expenses of the nature associated with biopharmaceutical development.

General and Administrative Expense

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation, related to executive, finance, business development, legal, compliance and other administrative functions. General and administrative expenses also include legal fees relating to corporate, transactional, governance and intellectual property matters, insurance, information technology costs, professional fees for accounting, auditing, tax and other advisory services, public company costs, including corporate communications and investor relations expenses, and facility-related costs.

General and administrative expenses increased in importance during 2025 as a result of the Company’s acquisition of Grid AI Corp., the integration of the Grid AI Corp. and AMPX business, changes in management and board composition and the continued requirements of operating as a public company.

We expect general and administrative expenses to remain significant and they may increase in future periods as we continue to support the operation and integration of the Grid AI Corp. and AMPX business, satisfy public company reporting and compliance obligations and incur costs associated with corporate governance, legal, accounting, finance, investor relations and information technology infrastructure.

General and administrative expenses may also increase in connection with business development initiatives, financing activities, strategic transactions, integration efforts and the expansion of our administrative and operational infrastructure, including the engagement of additional personnel, consultants and outside service providers. General and administrative expenses support both the AI Segment and the GI Segment and are managed on a consolidated basis.

Liquidity and Capital Resources

To date, we have not generated revenue from product sales and have experienced net losses and negative cash flows from operations. Our historical operations were funded primarily through sales of equity securities, equity-linked securities and debt financings. In 2025, our business changed significantly as a result of the acquisition of Grid AI Corp. and the completion of the rescission transaction involving ImmunogenX, LLC. Notwithstanding those transactions, as of December 31, 2025, we remained dependent on external sources of capital to fund our operations, satisfy our obligations and execute our business plan. Our capital requirements reflect the combined needs of both the AI Segment and the GI Segment, including funding for platform development, operations and integration activities within the AI Segment and potential future development activities within the GI Segment.

As of December 31, 2025, we had cash and cash equivalents of approximately $899,000, working capital deficit of approximately $12,563,000, and an accumulated deficit of approximately $208,780,000. We have not yet achieved profitability and expect to continue to incur losses for the foreseeable future. Our future capital needs will depend on a number of factors, including the operating requirements of the GridAI and AMPX business, our corporate overhead, debt service obligations, public company costs and the extent to which we seek to preserve, resume or advance development activities relating to Adrulipase.

Our liquidity has been, and we expect will continue to be, dependent on access to outside capital. We may seek additional funds through public or private offerings of equity or debt securities, exercises of outstanding warrants, strategic transactions, commercial partnerships, licensing arrangements, asset sales or other financing alternatives. The availability and terms of financing will depend on many factors, including market conditions, our operating performance, investor sentiment, Nasdaq listing status, the trading price of our Common Stock, our capital structure and broader macroeconomic and geopolitical conditions.

In January 2025, we entered into a revolving loan arrangement that provided for borrowings of up to $2.0 million. The facility bears interest at a high rate and matures on January 31, 2026. As of April 1, 2026, the Company was in default under the revolving loan arrangement as a result of its failure to repay amounts due at maturity, and the lender has issued a demand for repayment of the outstanding amounts. As a result of this default, the lender may accelerate the indebtedness, and amounts in excess of the outstanding principal, including accrued interest, fees and other costs, may become immediately due and payable. Our ability to repay, refinance or otherwise address this indebtedness on acceptable terms will affect our liquidity and financial flexibility. There can be no assurance that we will be able to refinance or satisfy this indebtedness on favorable terms or at all.

During 2025, we also completed the acquisition of Grid AI Corp., which expanded our operations beyond our legacy life sciences activities to include software-enabled energy orchestration and grid-edge platform activities through Grid AI Corp. and AMPX. In addition, on December 31, 2025, we completed the rescission transaction involving ImmunogenX, LLC, pursuant to which that business ceased to be our subsidiary. Following the rescission, we no longer held any ownership interest in ImmunogenX, although we retained certain liabilities as set forth in the related transaction documents. As a result of these transactions, our liquidity and capital resource profile at year-end 2025 differed materially from prior periods.

We expect to continue to incur substantial expenditures in the foreseeable future, including expenditures relating to operation and integration of the Grid AI Corp. and AMPX business, maintenance of our public company infrastructure, professional fees, debt service and evaluation of strategic and financing alternatives. In addition, although Adrulipase remains our principal retained legacy biopharmaceutical asset, any meaningful advancement of that program would require substantial additional capital for manufacturing, clinical development, regulatory activities and related support functions.

Because we do not currently generate revenue from approved pharmaceutical product sales and because the Grid AI Corp. and AMPX business remains in an early stage within our consolidated structure, we expect to continue to rely on external capital resources.

If we are unable to obtain additional financing when needed, on acceptable terms or at all, we may be required to delay, reduce or terminate operating activities, defer strategic initiatives, reduce headcount, dispose of assets, restructure obligations or pursue other alternatives that may materially adversely affect our business, financial condition and results of operations.

Our access to capital may also be adversely affected by factors beyond our control, including inflation, interest rates, capital markets volatility, geopolitical conflicts, supply chain disruption and changing investor sentiment toward small-cap public companies, biotechnology issuers, emerging energy technology companies or issuers with complex capital structures.

Based on our cash position, operating plans, debt obligations and expected cash requirements, management concluded that substantial doubt existed regarding our ability to continue as a going concern for a period of one year from the date of issuance of the financial statements, unless we are able to obtain additional capital or otherwise improve liquidity. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to issue additional securities will depend on market conditions, the availability of effective registration statements or applicable exemptions from registration, stockholder approval requirements, Nasdaq rules and the terms of our existing securities and financing arrangements. Future equity or equity-linked financings may be dilutive to existing stockholders and may include rights, preferences or privileges senior to those of our Common Stock.

Consolidated Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes our consolidated results of operations for the periods indicated:

	Years Ended December 31,		Increase
	2025	2024	(decrease)
Revenue	$36,251	—	36,251
Cost of Services	693,683	—	693,683
Gross loss	(657,432)	—	(657,432)

Operating expenses:
Research and development expenses	$925,482	$903,941	$21,541
General and administrative expenses	5,500,524	14,717,333	(9,216,809)
Total operating expenses	6,426,006	15,621,274	(9,195,268)
Loss from operations	(7,083,438)	(15,621,274)	8,537,836

Other expenses:
Interest Income (expense), net	(490,835)	875	(491,710)
Other income (expense), net	934,257	1,378	932,879
Total other income (expense)	443,422	2,253	441,169
Loss from continuing operations before income taxes	(6,640,016)	(15,619,021)	8,979,005
Income tax benefit	398,736	—	398,736
Loss from continued operations	(6,241,280)	(15,619,021)	9,377,741
Loss from discontinued operations	(312,298)	(2,440,315)	2,128,017
Net loss	$(6,553,578)	$(18,059,336)	$11,505,758

Revenues

Revenue for the year ended December 31, 2025 was approximately $36,000, compared to no revenue for the year ended December 31, 2024.

Our consolidated revenue in 2025 entirely reflects the inclusion of the Grid AI and AMPX business following the acquisition of Grid AI Corp. on September 30, 2025. Prior to that acquisition, our historical operations did not generate revenue from approved pharmaceutical product sales. Accordingly, comparability between 2025 and 2024 is affected by the fact that 2025 includes the post-acquisition results of the Grid AI and AMPX business, while 2024 reflects our pre-acquisition legacy business profile.

Cost of Services

Cost of Services for the year ended December 31, 2025 was approximately $694,000, compared to no cost of services for the year ended December 31, 2024.

Cost of services in 2025 primarily relates to expenses associated with the delivery of services by the Grid AI and AMPX business following the acquisition of Grid AI Corp. on September 30, 2025, including personnel, platform and operational costs. Prior to the acquisition, the Company’s legacy pharmaceutical operations did not incur cost of services, as no revenue-generating service activities were conducted. Accordingly, comparability between 2025 and 2024 is limited, as 2025 includes post-acquisition operating costs associated with the Grid AI and AMPX business, while 2024 reflects the Company’s pre-acquisition legacy operations. Cost of services relates entirely to the AI Segment.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were approximately $925,000, compared to approximately $904,000 for the year ended December 31, 2024, representing a decrease of approximately $21,000, or 2.4%.

Research and development expenses in 2025 primarily reflect development activities associated with the Company’s Grid AI Corp. and AMPX business, together with limited retained legacy biopharmaceutical activities, including Adrulipase, and transition, evaluation or wind-down activity associated with the Company’s prior product portfolio. Following the completion of the rescission transaction involving ImmunogenX, LLC on December 31, 2025, the Latiglutenase and CypCel programs were no longer part of the Company’s business. In addition, the Company terminated the Sanofi license relating to Capeserod during 2025 and is no longer actively pursuing the Niclosamide program. As a result, research and development expense in 2025 reflects a shift from legacy life sciences development activities to technology and platform development within the Company’s Grid AI Corp. and AMPX business. Additionally, during 2025, approximately $890,000 of costs incurred by Grid AI Corp., primarily related to professional fees and labor, were classified outside of research and development expenses, further contributing to the decrease in reported research and development expenses compared to the prior year.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2025 were approximately $5,500,000, compared to approximately $14,717,000 for the year ended December 31, 2024, representing a decrease of approximately $9,217,000, or 62.6%.

General and administrative expenses in 2025 primarily related to corporate overhead, public company costs, legal and professional fees, finance and administrative functions, insurance, investor and compliance costs, stock-based compensation and costs associated with operating and integrating the GridAI and AMPX business following the September 30, 2025 acquisition. Comparability to 2024 is affected by the expansion of our business and corporate infrastructure during 2025, including transaction-related, integration-related and governance-related costs.

The year-over-year decrease in general and administrative expense primarily reflected the absence in 2025 of the significant transaction-related, advisory, legal and non-cash costs recorded in 2024 in connection with the IMGX transaction and related activities.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2025 was approximately $443,000 all related to the revolver in the GI segment, compared to $2,253 for the year ended December 31, 2024.

Other income (expense), net in 2025 primarily reflected other income, net of approximately $934,000, partially offset by interest expense, net of approximately $491,000 this reflects government grants recognized by the Company’s AI Segment through the AMPX business. Other income (expense), net for 2024 was not significant.

Loss from Continuing Operations

Loss from continuing operations for the year ended December 31, 2025 was approximately $6,640,000, compared to approximately $15,619,000 for the year ended December 31, 2024.

The loss from continuing operations in 2025 reflected the combined operating results of the AI Segment and the GI Segment, including corporate overhead, retained biopharmaceutical activities and the operating profile of the GridAI and AMPX business following the September 30, 2025 acquisition.

Income tax benefit as of year ended December 31, 2025 was approximately $399,000, compared to $0 for the year ended December 31, 2024

Loss from Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2025 was approximately $312,000, compared to approximately $2,440,000 for the year ended December 31, 2024.

Discontinued operations for 2025 and 2024 related primarily to the ImmunogenX business, which had previously been classified as held for sale and was ultimately disposed of through the rescission transaction completed on December 31, 2025. As a result, this line item reflects the operating results and other effects of that disposal group for the applicable periods.

Net Loss

As a result of the factors described above, net loss for the year ended December 31, 2025 was approximately $6,554,000, compared to approximately $18,059,000 for the year ended December 31, 2024, representing an improvement of approximately $11,506,000, or 63.8%.

Cash Flows for the Years Ended December 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(5,702,824)	$(9,217,823)
Investing activities	323,482	88,169
Financing activities	5,889,383	5,581,354
Effect on Foreign Exchange Rate on Changes on Cash	204,751	—
Net (decrease) increase in cash and cash equivalents	$714,792	$(3,548,300)

Operating Activities

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was approximately $5,703,000, compared to net cash used in operating activities of approximately $9,218,000 during the year ended December 31, 2024.

Cash used in operating activities during 2025 was primarily attributable to our net loss, adjusted for non-cash items and changes in working capital. Significant non-cash items during 2025 included, depreciation and amortization of approximately $575,000, stock-based compensation of approximately $734,000, debt discount amortization of approximately $366,000, IMGX recission of approximately $(607,000) and a loss on termination of lease of approximately $109,000. Operating cash flows in 2025 were also impacted by changes in working capital, including increases in other current assets of approximately $45,000, deposits of approximately $98,000, accounts payable of approximately $464,200, trade receivables of approximately $7,000, and other current liabilities of approximately $758,000, as well as decreases in accounts receivable of approximately $1,201,000, deferred tax liabilities of approximately $419,000, accrued expenses of approximately $93,000, and lease liabilities of approximately $5,000.

Comparability between 2025 and 2024 is affected by the acquisition of GridAI Corp. on September 30, 2025, the inclusion of the GridAI and AMPX business for the post-acquisition period and the completion of the rescission transaction involving ImmunogenX, LLC on December 31, 2025. As a result, operating cash flows in 2025 reflect a materially different business profile than in 2024.

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

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2025 was approximately $323,000, compared to net cash provided by investing activities of approximately $88,000 during the year ended December 31, 2024.

Investing cash flows in 2025 primarily reflected cash acquired in connection with the acquisition of GridAI Corp.

Net cash provided by investing activities during the year ended December 31, 2024 was approximately $88,000 of cash acquired in the IMGX acquisition.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was approximately $5,899,000, compared to approximately $5,581,000 during the year ended December 31, 2024.

Financing cash flows in 2025 primarily reflected proceeds from the issuance of common stock, pre-funded warrants and warrants, net of offering costs, of approximately $3,025,000, proceeds from promissory notes of approximately $2,300,000 and proceeds from notes payable of approximately $700,000, partially offset by repayments of acquisition consideration of $(750,000).

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

Net Increase (Decrease) in Cash and Cash Equivalents

As a result of the factors described above, cash and cash equivalents increased by approximately $715,000 during the year ended December 31, 2025, compared to a decrease of approximately $(3,548,300) during the year ended December 31, 2024.

Critical Accounting Policies and Significant Judgements and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described more fully in Note 2 to our consolidated financial statements, management believes that the following accounting policies and estimates involve the most significant judgments and estimates used in the preparation of our financial statements: stock-based compensation, business combinations, goodwill and intangible assets, and the accounting for discontinued operations and assets held for sale. Because of the significance of the judgments involved, changes in assumptions or conditions could materially affect our reported results.

Stock-Based Compensation

We account for stock-based compensation awards issued to employees, directors and certain non-employees by measuring the fair value of the award on the grant date and recognizing that fair value as compensation expense over the requisite service period, which is generally the vesting period. For certain awards with performance-based or transaction-based vesting conditions, expense is recognized when achievement of the applicable condition becomes probable.

The determination of the fair value of stock options and certain other equity awards requires the use of judgment and estimates, including expected term, expected volatility, risk-free interest rate and, where applicable, the probability and timing of performance conditions. Changes in these assumptions can materially affect the amount of stock-based compensation expense recognized in a given period.

Stock-based compensation became a more significant area of judgment during 2025 due to changes in management and board composition, transaction-related equity arrangements and additional equity awards granted in connection with the Company’s transition following the GridAI transaction.

Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires us to allocate the purchase consideration to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the purchase consideration over the estimated fair value of the net assets acquired is recorded as goodwill.

In 2025, our acquisition of GridAI Corp. required significant management judgment in determining the fair value of the acquired assets and assumed liabilities, including developed technology, customer relationships, trade names, deferred consideration, other assumed obligations and non-controlling interests. These estimates required the use of assumptions regarding future cash flows, discount rates, useful lives, market participant assumptions and other valuation inputs. Because these valuations are inherently judgmental, actual results may differ from the assumptions used, and such differences could be material.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase consideration over the fair value of net identifiable assets acquired in a business combination. As of December 31, 2025, our goodwill balance reflects historical goodwill as well as goodwill recorded in connection with the GridAI acquisition, while goodwill previously associated with the ImmunogenX transaction was affected by the accounting for assets held for sale, discontinued operations and the subsequent rescission transaction.

Goodwill is not amortized, but is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment at least annually.

The accounting for goodwill and intangible assets requires significant judgment, including in determining whether impairment indicators exist, identifying reporting units, estimating fair value, determining useful lives and assessing whether acquired assets should be classified as finite-lived, indefinite-lived or held for sale. In particular, following the GridAI acquisition and the rescission of ImmunogenX, the Company was required to make significant judgments regarding the carrying value, classification and presentation of goodwill and intangible assets. If actual results differ from these estimates or if market, operational or strategic conditions change, we may be required to record impairment charges that could be material. [update for final 2025 numbers]

Discontinued Operations and Assets Held for Sale

The determination of whether a business, disposal group or related assets and liabilities should be classified as held for sale or presented as discontinued operations requires significant judgment. These judgments include whether the criteria for held-for-sale classification have been met, whether a disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results and how the related assets, liabilities and operating results should be measured and presented.

During 2025, these judgments were particularly significant in connection with the ImmunogenX business and the related rescission transaction completed on December 31, 2025. The Company was required to assess whether the relevant disposal group met the criteria for held-for-sale classification, whether the business qualified for discontinued operations presentation and how the related assets, liabilities and results of operations should be measured and disclosed. These determinations involved judgment and had a material effect on the presentation of our consolidated financial statements.

Going Concern Assessment

The preparation of our financial statements also requires management to assess the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. This assessment requires management to evaluate current liquidity, forecasted cash requirements, debt obligations, expected operating losses, access to capital and management’s plans to mitigate conditions that raise substantial doubt.

Because this analysis depends on assumptions regarding future financing, operating performance and other factors, it involves significant judgment. If actual conditions differ from management’s estimates, our liquidity outlook and going concern conclusions could change materially.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS

The audited consolidated financial statements of GridAI Technologies Corp., including the notes thereto, together with the report thereon of Macias Gini & O’Connell LLP, our independent registered public accounting firm, are included in this Annual Report as a separate section beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Appointment of Forvis Mazars, LLP

In 2024, the Company was notified that Mazars USA LLP (“Mazars”), the Company’s independent registered public accounting firm, entered into a transaction with FORVIS, LLP (“FORVIS”) whereby changed its name to Forvis Mazars, LLP (“Forvis Mazars”) and Mazars resigned as the Company’s independent public accounting firm. The Audit Committee of the Company’s Board of Directors appointed Forvis Mazars to serve as the Company’s independent registered public accounting firm effective June 1, 2024, subject to ratification by the Company’s stockholders at the Company’s annual meeting of stockholders.

The audit reports of Mazars on the financial statements of the Company for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal years ended December 31, 2023 and 2022, and the subsequent interim period preceding the engagement of Forvis Mazars, there were no disagreements between the Company and Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mazars, would have cause Mazars to make reference to any subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Company’s previous fiscal years ended December 31, 2023 and 2022, and the interim period through the engagement of Forvis Mazars, Mazars did not advise the Company of any matters specified in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recently completed fiscal years and through the date of engagement of Forvis Mazars, neither the Company nor anyone on behalf of the Company consulted with Mazars regarding (a) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements as to which the Company received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or a reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K. During the Company’s fiscal years ended December 31, 2023 and 2022, and the subsequent period through the date heroef, the Company did not consult with Forvis Mazars regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Resignation of Forvis Mazars, LLP

On August 9, 2024, Forvis Mazars notified the Company that it had decided to resign as the independent registered public accounting firm of the Company, effective immediately. As mentioned, the Audit Committee of the Company appointed Forvis Mazars to serve as the Company’s independent registered public accounting firm on June 1, 2024, and as such, Forvis Mazars did not provide any audit reports on the financial statements of the Company for the fiscal years ended December 31, 2023 and 2022.

Forvis Mazars resigned due to a belief that the Company could no longer generate reliable information to prepare its financial statements as a result of the cost reduction measures and other corporate developments.

The Company disagreed with Forvis Mazars’ belief (the “Disagreement”). Notwithstanding Forvis Mazars’ resignation, the Company believed it had sufficient management and governance in place, including a full-time Chief Financial Officer and corporate controller, and an Audit Committee of the Company’s Board that fully satisfied the corporate governance requirements of the Nasdaq Stock Market LLC and Securities Exchange Act Rule 10A-3. Members of the Audit Committee, upon being notified by Forvis Mazars of the resignation, discussed the Disagreement with Forvis Mazars. The Company authorized Forvis Mazars to respond fully to the inquiries of any successor accountant concerning the subject matter of the Disagreement.

From the appointment of Forvis Mazars to the date of Forvis Mazars’ resignation (the “Interim Period”), there were no disagreements between the Company and Forvis Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Forvis Mazars, would have caused Forvis Mazars to make reference to any subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the Interim Period, Forvis Mazars did not advise the Company of any matters specified in Item 304(a)(1)(v) of Regulation S-K other than the subject matter of the Disagreement discussed above.

Appointment of Machias, Gini & O’Connell LLP

On August 28, 2024, the Audit Committee appointed MGO to serve as the Company’s independent registered public accounting firm effective August 27, 2024, subject to ratification by the Company’s stockholders at the Company’s annual meeting of stockholders.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period from January 1, 2024 through the engagement of MGO, neither the Company nor anyone on behalf of the Company consulted with MGO regarding (a) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements as to which the Company received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or a reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K. During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period from January 1, 2024 through the engagement of MGO, the Company did not consult with MGO regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and that management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of a material weakness in internal control over financial reporting related to the integration of Grid AI Corp., including insufficient accounting resources and processes to ensure the timely and accurate preparation and review of financial information.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the existence of a material weakness in internal control over financial reporting related to the integration of Grid AI Corp., including insufficient accounting resources and processes to ensure the timely and accurate preparation, review, and consolidation of financial information in accordance with U.S. GAAP.

Management is in the process of implementing remediation measures to address this material weakness, including enhancing the Company’s accounting function, strengthening review and reconciliation processes, and implementing additional controls over financial reporting. However, these remediation efforts were not fully implemented or tested as of December 31, 2025.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, as we are a smaller reporting company.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2025, we completed the acquisition of GridAI Corp. and underwent related changes in our business and organizational structure. While management continues to evaluate and integrate internal controls associated with these changes, no material changes in internal control over financial reporting were identified during the period covered by this report.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following section sets forth certain information regarding our directors. There are no family relationships between any of the directors and our Named Executive Officers.

Director, Title	Age
Edward J. Borkowski	66
Jason Sawyer	54
Geordan Pursglove	37
Manpreet Uppal	39
Jack Syage, Ph.D.	71

Jason D. Sawyer was appointed Interim Chief Executive Officer of the Company effective September 4, 2025, and Chief Executive Officer of the Company effective December 19, 2025, and has served as a member of the Company’s Board of Directors since August 11, 2025. Mr. Sawyer is a 33-year veteran of the alternative investment industry and a Principal at Access Alternative Group S.A., a Nassau, Bahamas-based venture investment and advisory firm. Over his career, Mr. Sawyer and the firms in which he was a principal have raised more than $5 billion in alternative assets and deployed more than US$300 million in early and growth-stage investments across software, fintech, blockchain, biotech, clean tech, natural resources, health & fitness, energy, and consumer products. His prior roles include Principal at Crane Capital Associates and Head of its Absolute Return Strategies Group and Founding Partner of Candlebrook Capital, which was an early sponsor of best-in-class ABL funds such as Brevet Capital and Third Eye Capital, as well as representing and advising numerous other brandname private equity and hedge funds. Mr. Sawyer currently has an advisory role to Quantum BioPharma as Head of Finance and M&A (Nasdaq: QNTM), and serves on various boards, including GridAI Technologies Corp. (Nasdaq: GRDX), The FUTR Corp. (TSX.V: FTRC), Perpetuals.com Ltd. (Nasdaq: PDC), and Lixte Biotechnology Holdings, Inc. (Nasdaq: LIXT), where he chairs the compensation committee and is a member of the audit committee.

Mr. Sawyer is well-qualified to serve on the Board due to his corporate experience in mergers and acquisition and private and public offerings of debt and equity securities.

Edward J. Borkowski was appointed to the Board in May 2015 and currently serves as our Lead Independent Director. Mr. Borkowski served as Chair of the Board from 2015 through his resignation effective as of February 19, 2021. Mr. Borkowski is a healthcare executive who currently serves as Executive Vice President for Therapeutics MD. He served as Executive Vice President of MiMedx Group, Inc. (Nasdaq: MDGX) from April 2018 until December 2019. Mr. Borkowski also served as a director for Co-Diagnostics, Inc. (Nasdaq: CODX), from May 2017 until June 2019. Previously, he served as the Chief Financial Officer of Aceto Corporation (Nasdaq: ACET) from February 2018 to April 2018, and has held several executive positions with Concordia International, an international specialty pharmaceutical company, between May 2015 to February 2018. Mr. Borkowski has also served as Chief Financial Officer of Amerigen Pharmaceuticals, a generic pharmaceutical company with a focus on oral, controlled release products and as the Chief Financial Officer and Executive Vice President of Mylan N.V. In addition, Mr. Borkowski previously held the position of Chief Financial Officer with Convatec, a global medical device company focused on wound care and ostomy, and Carefusion, a global medical device company for which he helped lead its spin-out from Cardinal Health into an independent public company. Mr. Borkowski has also served in senior financial positions at Pharmacia and American Home Products (Wyeth). He started his career with Arthur Andersen & Co. after receiving his MBA in accounting from Rutgers University subsequent to having earned his degree in Economics and Political Science from Allegheny College. Mr. Borkowski is currently a Trustee and a member of the Executive Committee of Allegheny College.

Mr. Borkowski’s extensive healthcare and financial expertise, together with his public company experience provides the Board and management with valuable insight in the growth of our business plan.

Geordan Pursglove was appointed to our Board of Directors effective August 11, 2025 and currently serves as a member of the Board. Mr. Pursglove is the Chief Executive Officer and Chairman of Lixte Biotechnology Holdings, Inc. (NASDAQ: LIXT), a clinical-stage biopharmaceutical company focused on advancing innovative oncology and immunotherapy solutions. Under his leadership, Lixte has successfully raised significant capital, maintained Nasdaq compliance, and executed key strategic initiatives, including the 2025 acquisition of Liora Technologies, which expanded the company’s footprint in global oncology and advanced radiation therapy markets. Geordan also serves as Chief Executive Officer and Chairman of Powell Max Limited (NASDAQ: PMAX), where he leads the company’s strategic direction, capital markets initiatives, and growth strategy as it expands its presence across emerging sectors and global markets. In addition to his leadership roles at Lixte and Powell Max Limited, Geordan serves on the boards of GridAI (NASDAQ: GRDX) and CyberScope Web3 Security Inc. He is also the Managing Director of The 2GP Group LLC, an industry-agnostic investment and advisory firm. Previously, Geordan played a pivotal role at SemiCab Holdings, the primary subsidiary of Algorhythm Holdings, Inc. (NASDAQ: RIME), where he helped drive its strategic merger, led capital-raising efforts, and supported international expansion initiatives. He brings extensive expertise in capital markets, mergers and acquisitions, corporate governance, and scaling public companies. Geordan has a proven track record of creating long-term value at the intersection of innovation, finance, and execution.

Mr. Pursglove is well qualified to serve on the board due to his specialization in capital allocation and corporate finance.

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

Executive Officer	Age	Title
Jason Sawyer	54	Chief Executive Officer
Anna Skowron	39	Interim Chief Financial Officer

Our executive officers are appointed by and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with us. The following is a brief description of the qualifications and business experience of each of our current executive officers.

Jason Sawyer. Please see Mr. Sawyer’s biography under the “Directors” section of this Annual Report.

Anna Skowron was appointed to serve as our Interim Chief Financial Officer on March 7, 2025. She has served as principal of Skowron Accounting Professional Corporation since 2015. With over 14 years of accounting related experience, Ms. Skowron specializes in financial reporting, compliance, corporate governance, and business strategy. She previously managed consolidated reporting across North America for a global steel corporation. Ms. Skowron has played a key role in various business acquisitions and capital raising initiatives across multiple industries. Ms. Skowron holds a Bachelor of Commerce and Finance with specialization in Accounting and Economics from the University of Toronto and became a member of the Institute of Chartered Accounts of Ontario in 2014. She is a licensed CPA in Ontario, Canada.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2025 and that such filings were timely, except for one Form 3 (which included no securities beneficially owned by the reporting person) that was filed late on December 29, 2025, by Anna Skowron due to administrative oversight.

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

Director Nomination Process

Following the dissolution of the Nominating and Corporate Governance Committee on November 13, 2025, the full Board is responsible for identifying and evaluating potential nominees for election to the Board. In considering director candidates, the Board first considers those current members of the Board who are willing to continue in service. Current members of the Board with skills and experience relevant to our business and who are willing to continue their service as directors are considered for re-election, balancing the value of continuity of service by existing Board members with the benefit of obtaining new perspectives. Nominees for director are selected by a majority of the members of the Board.

Although we do not maintain a formal diversity policy, in considering the suitability of director nominees, the Board considers such factors as it deems appropriate to develop a Board and committees that are diverse in background and experience and comprised of qualified and experienced individuals. These factors may include sound judgment, knowledge, skill, diversity, integrity, business and financial experience, experience with public companies, corporate governance, capital markets, accounting and financial reporting, regulatory and legal compliance, strategic transactions, technology, operations, and the relevance of a candidate’s experience to the needs of the Company and the experience of other Board members. The Board also considers the benefit of continuity together with the periodic addition of new perspectives.

Nominations of persons for election to the Board may be made at an annual meeting of stockholders only (a) pursuant to the Company’s notice of meeting, (b) by or at the direction of the Board or any committee thereof, or (c) by any stockholder of the Company who was a stockholder of record of the Company at the time the notice is delivered by such stockholder to the Secretary of the Company, who is entitled to vote at the meeting upon such election of directors or upon such other business, as the case may be, and who complies with the notice procedures set forth in the Company’s bylaws.

For any nominations to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice, which must be delivered to the Secretary of the Company at the Company’s principal executive offices not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. In no event shall the public announcement of an adjournment, postponement or recess of an annual meeting commence a new time period or extend any time period for the giving of a stockholder’s notice as described above. The number of nominees a stockholder may nominate for election at the annual meeting, or in the case of a stockholder giving notice on behalf of a beneficial owner, the number of nominees a stockholder may nominate for election at the annual meeting on behalf of such beneficial owner, shall not exceed the number of directors to be elected at such annual meeting.

To be in proper form, such stockholder’s notice shall set forth: (a) as to each person whom the stockholder proposes to nominate for election as a director, (i) the name, age, business and residence address, and principal occupation or employment of the nominee, (ii) all other information relating to such nominee that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder, (iii) a reasonably detailed description of any compensatory, payment or other financial agreement, arrangement or understanding that such nominee has with any other person or entity other than the Company, including the amount of any payment or payments received or receivable thereunder, in each case in connection with candidacy or service as a director of the Company, (iv) such person’s written consent to being named in the Company’s proxy statement and associated proxy card as a nominee of the stockholder and to serving as a director if elected, and (v) all information with respect to such nominee that would be required to be set forth in a stockholder’s notice if such nominee were the stockholder giving notice hereunder, and (b) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such stockholder, as they appear on the Company’s books, and of such beneficial owner, (ii) the class or series and number of shares of capital stock of the Company which are, directly or indirectly, owned beneficially, within the meaning of Rule 13d-3 under the Exchange Act, or of record by such stockholder and such beneficial owner, (iii) a description of any agreement, arrangement or understanding with respect to the nomination between or among such stockholder and or such beneficial owner, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, including the nominee, (iv) a description of any agreement, arrangement or understanding, including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares, that has been entered into as of the date of the stockholder’s notice by, or on behalf of, such stockholder and such beneficial owner, whether or not such instrument or right shall be subject to settlement in underlying shares of capital stock of the Company, the effect or intent of which is to mitigate loss to, manage risk or benefit from share price changes for, or increase or decrease the voting power of, such stockholder or such beneficial owner with respect to securities of the Company, (v) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting upon such business or nomination, as the case may be, and intends to appear in person or by proxy at the meeting to propose such business or nomination, (vi) a representation as to whether the stockholder or beneficial owner, if any, intends or is part of a group which intends to deliver a proxy statement and or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to elect the nominee and or otherwise to solicit proxies or votes from stockholders in support of such nomination, and (vii) any other information relating to such stockholder and beneficial owner, if any, required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in an election contest pursuant to Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder. The Company may require any proposed nominee to furnish such other information as the Company may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Company. If requested by the Company, the information required on such nominee shall be supplemented by such stockholder and any such beneficial owner not later than 10 days after the record date for the meeting to disclose such information as of the record date. In addition, a stockholder seeking to nominate a director candidate shall promptly provide any other information reasonably requested by the Company.

Provided that stockholders provide the information required above for candidates recommended by stockholders, the Board will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as it uses for candidates identified by the Board or other persons.

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

Audit Committee

The duties and responsibilities of the Audit Committee include, but are not limited to:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm
●	discussing with our independent registered public accounting firm the independence of such firm from management
●	reviewing with our independent registered public accounting firm the scope and results of the audit
●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm
●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements filed with the SEC
●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements
●	coordinating oversight of the Code and our disclosure controls and procedures on behalf of the Board
●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters
●	reviewing and approving related-person transactions

The rules of Nasdaq require our Audit Committee to consist of at least three directors, all of whom must be deemed independent under applicable Nasdaq rules. As of December 31, 2025, the Audit Committee consisted of Edward J. Borkowski (Chair and Audit Committee Financial Expert), Manpreet Uppal and Geordan G. Pursglove. The Board has determined that Messrs. Borkowski, Uppal and Pursglove are independent within the meaning of the Nasdaq listing standards applicable to audit committee service. Additionally, the Board has determined that Messrs. Borkowski, Uppal and Pursglove each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The duties and responsibilities of the Compensation Committee include, but are not limited to:

●	reviewing key employee compensation goals, policies, plans and programs
●	reviewing and approving the compensation of our directors and executive officers
●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers
●	appointing and overseeing any compensation consultants or advisors to the Company

The rules of Nasdaq require our Compensation Committee to consist entirely of independent directors. As of December 31, 2025, the Compensation Committee consisted of Edward J. Borkowski, Manpreet Uppal and Geordan G. Pursglove. The Board has determined that Messrs. Borkowski, Uppal and Pursglove are independent within the meaning of the Nasdaq listing standards applicable to compensation committee service.

Corporate Governance and Nominating Committee

On November 13, 2025, the Board of Directors dissolved the Nominating and Corporate Governance Committee. Following the dissolution of that committee, the full Board assumed responsibility for identifying qualified individuals to become members of the Board, determining the composition of the Board, monitoring the effectiveness of the Board, and overseeing corporate governance matters.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The table set forth below reflects certain information regarding the compensation paid or accrued during the years ended December 31, 2025 and 2024 to our Chief Executive Officer and our executive officers, other than our Chief Executive Officer, who were serving as an executive officer as of December 31, 2024, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Executive Compensation

					Stock		All Other
Named Executive Officers	Year	Salary	Bonus		Award		Compensation		Total
Jason Sawyer (CEO)	2025	$—	$—		$93,200	(1)	$87,500	(2)	$180,700
Richard Paolone (Former CEO) (6)	2025	87,500	—				15,228	(3)	102,728
James Sapirstein (Former CEO)	2024	416,300	—		76,400	(4)	17,608	(5)	510,308
Anna Skowron	2025	103,387	—		151,450	(1)	—		254,837
Sarah Romano (Former CFO)	2024	390,550	117,165	(1)	185,676	(4)	117,165		810,556
(1)	Represents the grant date fair value of restricted stock units issued during the year ended December 31, 2025, calculated in accordance with ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 11 of the consolidated financial statements contained in this Annual Report.
(2)	Jason Sawyer served as Chief Executive Officer pursuant to a consulting agreement and was not an employee of the Company during 2025. Accordingly, amounts paid to Mr. Sawyer, including consulting fees of $75,000 and director fees of $12,500, are reflected in “All Other Compensation.”
(3)	Represents director fees of $15,228 paid to Richard Paolone during the period he served as a member of the Board of Directors.
(4)	Represents the grant date fair value of restricted stock units issued during the year ended December 31, 2024. The assumptions used in the calculation of these amounts are included in Note 11 of the notes to the consolidated financial statements contained in this Annual Report.
(5)	Represents reimbursement of COBRA paid during the year ended December 31, 2024.
(6)	Mr. Paolone served as Interim Chief Executive Officer until his termination without cause effective September 3, 2025.
(7)	Mr. Sawyer was appointed Interim Chief Executive Officer effective September 4, 2025.

Employment Arrangements and Potential Payments upon Termination or Change of Control

Sawyer Consulting Agreement. Effective as of September 4, 2025, we entered into a consulting agreement with Access Alternative Group S.A., a Bahamian corporation (the “Consultant”), in connection with Mr. Sawyer’s role as Interim Chief Executive Officer (the “Consulting Agreement”). Pursuant to the Consulting Agreement the company paid compensation of $12,500 per month. The Company was also obligated to defend and indemnify Mr. Sawyer in his capacity as Interim Chief Executive Officer to the fullest extent permitted under the Delaware General Corporation Law (“DGCL”) and also to maintain a policy for indemnifying its officers and directors, including Mr. Sawyer, for all actions permitted under the DGCL taken in good faith pursuit of their duties for the Company. On December 19, 2025, we entered into Amended and Restated Consulting Agreement (the “A&R Consulting Agreement”) with the Consultant in connection with the appointment of Mr. Sawyer as the Company’s Chief Executive Officer.

Pursuant to the A&R Consulting Agreement, the Consultant is entitled to (i) base compensation of $25,000 per month, retroactive to October 1, 2025, (ii) a quarterly fee of $20,000 per quarter for each quarter that the Company remains in compliance with Nasdaq rules and listing requirements with the first of such quarterly payments beginning on January 1, 2026 (if applicable), and (iii) a one-time payment of $150,000 and 400,000 shares issuable under the Company’s equity incentive plan, payable upon shareholder approval of the Company’s acquisition of Grid AI Corp. The Consulting Agreement further provides for equity compensation in the form of restricted stock units covering 1,000,000 shares of the Company’s common stock, with 25% vesting at the end of each calendar quarter of 2026 upon successful execution of the Company’s quarterly objectives and tasks, and with immediate vesting upon the earlier of: (a) termination without Cause, (b) a Change in Control (as defined in the A&R Consulting Agreement), or (c) the time more than 50% of the Company’s Series H preferred stock has been converted into shares of common stock of the Company.

The A&R Consulting Agreement has an initial two-year term commencing on December 19, 2025, and is renewable on a yearly basis at the Company’s discretion. The Consultant may terminate the Consulting Agreement upon not less than 30 days’ prior notice, and the Company may terminate the Consulting Agreement upon 10 business days’ prior notice. If the A&R Consulting Agreement is terminated for any reason other than for “Cause” (as defined in the A&R Consulting Agreement) before the end of the initial two-year term (or any renewal term), the Consultant is entitled to pro-rated cash severance equal to the remaining base compensation and the quarterly fee related to compliance with compliance with the Nasdaq rules and listing requirements for the unexpired portion of such term. The A&R Consulting Agreement also provides that the Company will defend and indemnify Mr. Sawyer in his capacity as Chief Executive Officer to the fullest extent permitted under the DGCL and maintain directors’ and officers’ liability insurance, subject to the terms set forth in the Consulting Agreement.

Skowron Consulting Agreement.   We entered into a consulting agreement in connection with Ms. Skowron’s role as Interim Chief Financial Officer, pursuant to which she will receive compensation of $8,333 per month, effective as of the March 7, 2025. The Company will also defend and indemnify Ms. Skowron in her capacity as Chief Financial Officer of the Company to the fullest extent permitted under the DGCL and shall also maintain a policy for indemnifying its officers and directors, including Ms. Skowron, for all actions permitted under the DGCL taken in good faith pursuit of their duties for the Company

Paolone Consulting Agreement.   On March 6, 2025, we entered into a consulting agreement in connection with Mr. Paolone’s role as Interim Chief Executive Officer, effective as of February 12, 2025, pursuant to which he will receive compensation of $12,500 per month. The Company will also defend and indemnify Mr. Paolone in his capacity as Chief Executive Officer of the Company to the fullest extent permitted under the DGCL and shall also maintain a policy for indemnifying its officers and directors, including Mr. Paolone, for all actions permitted under the DGCL taken in good faith pursuit of their duties for the Company. On September 3, 2025, in connection with his termination as Interim Chief Executive Officer and Chairman of the Board, the Company terminated the consulting agreement with Mr. Paolone. On November 28, 2025, Mr. Paolone notified the Company of his resignation as a director of the Company and in connection with this departure we entered into a Separation Agreement and Mutual Release (the “Separation Agreement”) with Mr. Paolone and 2818390 Ontario Corp., an Ontario, Canada corporation. Under the Separation Agreement we agreed to pay Mr. Paolone $500,000, consisting of an initial payment of $350,000 due upon the Effective Date (as defined in the separation Agreement), followed by three (3) monthly payments of $50,000 each, with installments payable respectively on January 1, 2026, February 1, 2026 and March 1, 2026, along with his legal fees in the amount of $50,000 in connection with the entry into the Separation Agreement.

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

On August 2, 2024, the Board approved the termination of the employment agreement with Mr. Sapirstein. Mr. Sapirstein did not receive any additional compensation or payments in connection with the termination of his employment agreement. Also on August 2, 2024, the Company and Mr. Sapirstein entered into a consulting agreement with Mr. Sapirstein pursuant to which the Company agreed to pay Mr. Sapirstein $400 an hour monthly for services rendered to the Company. Should travel be required, Mr. Sapirstein will additionally be compensated $200 per hour for travel time plus expenses and the federal mileage rate for car travel. The consulting agreement was terminated on February 2, 2025.

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

Outstanding Equity Incentive Awards at Fiscal Year-End

As of December 31, 2025, none of the Company’s Named Executive Officers held any unexercised options or unvested stock awards.

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

The following table provides information regarding compensation paid to non-employee directors for the year ended December 31, 2025. Jason Sawyer did not receive compensation for his service on the Board in his capacity as Chief Executive Officer, other than director fees. Information regarding compensation paid to Mr. Sawyer in his capacity as Chief Executive Officer is reflected in the Summary Compensation Table under “Executive Compensation.”

	Fees Earned or	Stock	Option	All Other
Non-Executive Directors	Paid in Cash(1)	Award (2)	Award	Compensation	Total
Edward J. Borkowski	$70,841	$93,200	$—	$—	$164,041
Manpreet Uppal	$40,787	$93,200	$—	$—	$133,987
Geordan G. Pursglove	$18,125	$93,200	$—	$—	$111,325
Eric Corbett (3)	$33,915	$—	$—	$—	$33,915
Jason Sawyer	$12,500	$—	$—	$—	$12,500
Jack Syage	$26,518	$93,200	$—	$—	$119,718
(1)	Represents cash compensation earned for board service during the year ended December 31, 2025.
(2)

Represents the aggregate grant date fair value of restricted stock units granted to non-employee directors, determined in accordance with ASC Topic 718. Although the awards are dated January 1, 2026, they were approved in December 2025 and are considered granted as of December 31, 2025.

(3)Eric Corbett served as a member of the Board of Directors from February 2025 until his departure in September 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Number of
securities
	Number of		remaining
	securities to be		available for
	issued upon	Weighted-average	future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation
	options, warrants	option, warrants	plans reflected
Plan category	and rights	and rights	in column (a)
(a)
Equity compensation plans approved by security holders (1)	19	$39,125	941,100
Equity compensation plans not approved by security holders	—	—	—
Total	19	$39,125	941,100
(1)	Represents outstanding stock options granted to our current or former employees, directors and consultants pursuant to the 2014 Plan and 2020 Plan.

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

Shares Subject to the 2020 Plan. The initial number of shares of Common Stock available for issuance under the 2020 Plan was 238 shares. The 2020 Plan provides for an annual automatic increase on January 1 of each year, unless the Board determines otherwise, equal to ten percent (10%) of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an as-converted basis. As-converted shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but exclude shares issuable upon the exercise of options or other awards under the 2020 Plan or the Company’s Amended and Restated 2014 Omnibus Equity Incentive Plan.

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

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying Common Stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2020 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the Common Stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the Compensation Committee may specify. The Compensation Committee will determine the other terms applicable to SARs. The exercise price per share of a SAR will be determined by the Compensation Committee but will not be less than 100% of the fair market value of a share of our Common Stock on the date of grant, as determined by the Compensation Committee. The maximum term of any SAR granted under the 2020 Plan is ten years from the date of grant. Generally, each SAR will entitle a participant upon exercise to an amount equal to: (i) the excess of the fair market value on the exercise date of one share of our Common Stock over the exercise price, multiplied by (ii) the number of shares of Common Stock covered by the SAR. Payment may be made in shares of our Common Stock, in cash, or partly in Common Stock and partly in cash, all as determined by the Compensation Committee. No stock appreciation rights were granted or outstanding under the 2020 Plan during the years ended December 31, 2025 and 2024.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding shares of our Common Stock beneficially owned as of April 1, 2026 by:

●	each of our officers and directors;
●	all officers and directors as a group; and

●	each person known by us to beneficially own five percent or more of the outstanding shares of our Common Stock. Percentage of ownership is calculated based on 6,108,308 shares of Common Stock outstanding as of May 1, 2026.

		Percent
	Number	Ownership
	of Shares	of Class
Name and Address of Beneficial Owner (1)	(2)	(3)
Current Executive Officers and Directors
Jason Sawyer, Chief Executive Officer	40,000	*
Anna Skowron, Interim Chief Financial Officer	65,000	*
Edward J. Borkowski, Director	40,000	*
Geordan Pursglove, Director	40,000	*
Manpreet Uppal, Director	40,000	*
Jack Syage, Director	40,000	*
All directors and executive officer as a group (6 persons)	265,000	4.3%
*	Less than 1%.
(1)	Unless otherwise indicated, the address of such individual is c/o Grid AI Technologies Inc., 433 Plaza Real Suite 275, Boca Raton, Florida, 33432
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

(3)

Percentages are rounded to nearest tenth of a percent. Percentages are based on 6,108,308 shares of Common Stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage of any other person.

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

Rescission Agreement with IMGX and IMGX Shareholders

In March 2025, we announced that we entered into the Rescission Agreement, by and among the Company, IMGX and the former shareholders of IMGX. As part of the consideration in the Rescission Agreement, subject to approval from our shareholder, we will convey to the IMGX Shareholders all of the issued and outstanding Membership Interests of IMGX currently held by us. In addition, the parties to the Rescission Agreement agreed to rescind the issuances of the shares of Common Stock and Series G Preferred Stock that we have issued to the IMGX Shareholders as part of the Merger. The transactions contemplated in Rescission Agreement were closed on December 31, 2025. As a result of this Rescission Agreement, the 15,400 shares of our Common Stock and 4,920.037 shares of Series G Preferred Stock that Dr. Syage received in connection with the Merger were cancelled. In addition, as a result of this Rescission Agreement we conveyed to Dr. Syage 41.78% of the Membership Interests of IMGX, previously held by us. Dr. Syage was acting as the Shareholder Representative under the Rescission Agreement. Dr. Syage is a related party as a director.

Executive Officer Consulting Arrangements

The Company has entered into consulting agreements with certain individuals serving as executive officers, including its Chief Executive Officer, Interim Chief Financial Officer and former Interim Chief Executive Officer. These arrangements were entered into directly or through affiliated entities and are considered related party transactions under applicable SEC rules. In connection with these arrangements, the Company incurred consulting fees during the year ended December 31, 2025. In addition, the Company entered into a separation agreement with its former Interim Chief Executive Officer providing for total payments of $500,000, plus legal fees, payable over a defined period. The terms of these arrangements were reviewed and approved by the disinterested members of the Board. For more information, See “Employment Arrangements and Potential Payments upon Termination or Change of Control” in this Annual Report.

Director Independence

The Board has determined that all of its members, other than Jason Sawyer, are “independent” within the meaning of Nasdaq Listing Rule 5605(a)(2) under the rules of the Nasdaq Stock Market (“Nasdaq”), and the Securities and Exchange Commission (“SEC”) rules regarding independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below are fees billed or expected to be billed to us by our independent registered public accounting firm Macias Gini & O’Connell LLP (“MGO”) for the year ended December 31, 2025. Mazars USA LLP (“Mazars”) was engaged for the year ended the quarterly review of the period ended March 31, 2024. Forvis Mazars (“Forvis”) was engaged for the quarterly review of the period ended June 30, 2024.

Audit Fees

The following table presents fees for professional services billed by MGO for the fiscal years ended December 31, 2025 and December 31, 2024.

	For the years ended
	December 31,
	2025	2024
Audit fees (1)	$360,150	$280,500
Audit-related fees (2)	53,000	227,700
Tax fees	—	—
All other fees (3)	—	20,249
Total	$413,150	$528,449
(1)

Professional services rendered by MGO for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs. MGO billed fees of $360,150 for 2025 and $280,000 for 2024.

(2)

The aggregate fees billed for assurance and related services by Mazars in 2025 and by Mazars and Forvis in 2024, which are reasonably related to the performance of the audit or review of our financial statements and are not reported under Note 1 above, principally related to registration statement filings. Mazars billed fees of $53,000 for 2025 and $227,700 for 2024.

(3)	The aggregate fees billed for products and services provided by MGO in 2025 and by Mazars in 2024, other than the services reported in Notes 1 through 3 above.

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

The Audit Committee has considered whether the provision of audit-related fees, tax fees, and all other fees as described above is compatible with maintaining MGO’s independence and has determined that such services for fiscal year 2025 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

2.3

Rescission Agreement effective March 24, 2025, by and among the Company, IMGX, currently a wholly owned subsidiary of the Company, and each of the individuals or entities who are the former shareholders of IMGX (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 25, 2025)

2.4

Amendment to Rescission Agreement effective July 15, 2025 by and among the Company, ImmunogenX, LLC, and the Shareholders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8 - K filed with the SEC on July 16, 2025.

2.5	Share Exchange Agreement (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
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
3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Entero Therapeutics, Inc. dated August 14, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8 - K filed with the SEC on August 15, 2025)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series H Non-Voting Convertible Preferred Stock filed with the Delaware Secretary of State on October 1, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8 - K filed with the SEC on October 6, 2025).

3.9

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Entero Therapeutics, Inc. dated November 26, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8 - K filed with the SEC on December 4, 2025)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2020).
4.2	Form of Warrant for Convertible Notes Offering (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed with the SEC on July 27, 2020).
4.3	Form of Private Placement Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2021).
4.4	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.6	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).
4.7	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).
4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.9	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2022).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2022).
4.12	Description of Capital Stock (incorporated by reference to Exhibit 4.31 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
4.13	Form of Common Warrant (incorporated by reference to Exhibit 4.36 of the Company’s Amendment No. 1 to its Registration Statement on Form S - 1 filed with the SEC on July 7, 2023).
4.14	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on July 21, 2023).
4.15	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8 - K filed with the SEC on March 5, 2024).
4.16	Form of Assumed Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 - K filed with the SEC on March 13, 2024).
4.17	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024).
4.18	Form of Inducement Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024.
4.19	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2019).
4.20	Description of Capital Stock*
4.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025).
4.22	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025).
4.23	Form of Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025).
10.1	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2020).
10.2†	First Wave Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2021).
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

10.21	Consulting Agreement dated March 6, 2025 with 2818390 Ontario Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
10.22	Form of Director Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025).
10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025).
10.25

Consulting Agreement dated September 8, 2025 between Company and Access Alternative Group S.A. for appointment of Jason D. Sawyer as Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).

10.26	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2025).
10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2025).

10.28

Separation Agreement and Mutual Release dated November 28, 2025 between the Company, Richard Paolone and 2818390 Ontario Corp (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2025).

10.29

Amended and Restated Consulting Agreement dated December 19, 2025 between Company and Access Alternative Group S.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024).
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

GridAI Technologies Corp.

May 1, 2026
	By:	/s/ Jason Sawyer
Name: Jason Sawyer
Title: Chief Executive Officer

	By:	/s/ Anna Skowron
Name: Anna Skowron
Title: Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Jason Sawyer	Chief Executive Officer and Director	May 1, 2026
Jason Sawyer	(principal executive officer)

/s/ Anna Skowron	Interim Chief Financial Officer	May 1, 2026
Anna Skowron	(principal financial officer and accounting officer)

/s/ Edward J. Borkowski	Director	May 1, 2026
Edward J. Borkowski

/s/ Manpreet Uppal	Director	May 1, 2026
Manpreet Uppal

/s/ Jack Syage	Director	May 1, 2026
Jack Syage

/s/ Geordan Pursglove	Director	May 1, 2026
Geordan Pursglove

GridAI Technologies Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GridAI Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GridAI Technologies Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, mezzanine equity and changes in stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also has a significant accumulated deficit. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The business combination and the related computation and allocation of the purchase price of approximately $27.1 million to the assets acquired and liabilities assumed has been identified as a critical audit matter.

Allocation of purchase price in accordance with ASC 805 (Business Combination)

Critical Audit Matter Description

As discussed in Notes 3 to the consolidated financial statements the Company entered into a business combination in September 2025. The Company allocated the total purchase price of the acquisition to the identifiable tangible and intangible assets acquired (including intangibles recognized) and liabilities assumed, based on their respective fair values as of the date of acquisition.

Considering the significant estimation, judgement, and subjectivity required in determining the future cash flows used to compute the fair value of recognized intangible assets required a high degree of auditor judgement and subjectivity.

How the Critical Matter Was Addressed in the Audit

Our audit procedures related to the business combination criteria, included the following procedures, among others:

●	Evaluated the purchase price and the opening balance of the assets acquired and liabilities assumed.
●	Tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the data used in the calculation of intangible assets recognized through the business combination.
●	Evaluated the appropriateness of the valuation methodologies used, as well as auditing the key assumptions and inputs utilized by management in the valuation models, including anticipated future cash flows, discount rates, market multiples, risk-free rate, and other inputs, as applicable. To this effect, we utilized our valuation expert to help assist in independently replicating valuation models utilized in computing fair value and evaluating the reasonableness of underlying assumptions and estimates

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2024.

Irvine, CA

May 1, 2026

GridAI Technologies Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$899,784	$163,476
Trade receivable	29,974	—
Prepaid expenses	110,934	145,319
Assets of disposal group held-for-sale	—	83,170,009
Other receivables	1,309,053	—
Other current assets	246,134	—
Total Current Assets	2,595,879	83,478,804

Other Assets:
Restricted cash	—	21,516
Developed technology, net	18,810,675	—
Customer relations	2,233,938	—
Trade name	792,675	—
Goodwill	24,118,676	1,684,182
Operating lease right-of-use assets	—	126,753
Deposits	—	98,251
Total Other Assets	45,955,964	1,930,702
Total Assets	$48,551,843	$85,409,506

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$3,381,500	$2,959,248
Accrued expenses	1,434,826	252,048
Due to related parties	267,512	—
Accrued dividend payable	1,647,820	1,310,581
Deferred consideration	6,250,000	—
Notes payable	2,027,184	—
Operating lease liabilities - current	135,609	81,510
Liabilities held-for-sale	—	22,941,497
Other current liabilities	14,870	1,236
Total Current Liabilities	15,159,321	27,546,120
Deferred tax liability	4,559,000	—
Operating lease liabilities – non-current	—	59,024
Total Liabilities	19,718,321	27,605,144

Mezzanine Equity:
Series G preferred stock- Par value $0.0001 per share; 13,000 shares designated; 596 and 12,373.226 outstanding at December 31, 2025 and December 31, 2024, respectively.	3,890,626	61,681,100
Stockholders’ Equity (Deficit):
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 475.56 issued and outstanding at December 31, 2025 and 2024, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2025 and 2024.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at December 31, 2025 and 2024.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at December 31, 2025 and 2024.	—	—
Series H preferred stock- Par value $0.0001 per share, 38,801.546 shares designated; 38,801.546 and 0 shares issued and outstanding at December 31, 2025 and 2024.	4	—
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 4,224,145 and 1,584,650 shares issued and outstanding at December 31, 2025 and 2024, respectively.	422	159
Additional paid-in capital	228,558,107	198,511,111
Accumulated deficit	(208,780,662)	(202,388,008)
Non-controlling interest	5,126,029	—
Cumulative translation adjustment	38,996	—
Total Stockholders’ Equity (Deficit)	24,942,896	(3,876,738)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$48,551,843	$85,409,506

The accompanying notes are an integral part of these Consolidated Financial Statements.

GridAI Technologies Corp.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2025	2024
Revenue	$36,251	$—
Cost of Services	693,683	—
Gross loss	(657,432)	—
Operating expenses:
Research and development expenses	$925,482	$903,941
General and administrative expenses	5,500,524	14,717,333
Total operating expenses	6,426,006	15,621,274

Loss from operations	(7,083,438)	(15,621,274)

Other expenses:
Interest income (expense), net	(490,835)	875
Other income (expense), net	934,257	1,378
Total other expenses	443,422	2,253
Loss from continued operations before tax recovery	(6,640,016)	(15,619,021)

Income tax benefit	398,736	—
Loss from continued operations	(6,241,280)	(15,619,021)

Loss from discontinued operations, net of tax	(312,298)	(2,440,315)
Net loss	$(6,553,578)	$(18,059,336)

Net loss attributed to non controlling interest	(160,924)	—
Net loss attributed to common shareholders	(6,392,654)	(18,059,336)
Preferred stock dividend	(337,240)	(240,965)
Net loss applicable to common shareholders	$(6,729,894)	$(18,300,301)

Basic and diluted weighted average shares outstanding	1,616,705	1,144,978

Loss per share - basic and diluted	$(4.16)	$(15.99)
Loss per share from discontinued operations - basic and diluted	$(0.19)	$(2.13)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GridAI Technologies Corp.

Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit)

	Series G Convertible		Series B Convertible		Series H Convertible				Additional		Non	Cumulative	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Controlling	transaction	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	adjustment	Equity
Balance, January 1, 2025	12,373	$61,681,100	476	$—	—	$—	1,584,652	$159	$198,511,111	$(202,388,008)	$—	$—	$(3,876,738)
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	—	—	2,068,498	206	3,799,410	—	—	—	3,799,616
Issuance of Series H upon acquisition of Grid AI	—	—	—	—	38,802	4	—	—	24,988,842	—	—	—	24,988,846
Issuance of common stock to Grid AI shareholders	—	—	—	—	—	—	424,377	42	2,121,698	—	—	—	2,121,740
Issuance of warrants tied to Promissory Notes	—	—	—	—	—	—	—	—	1,040,851	—	—	—	1,040,851
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(337,240)	—	—	—	(337,240)
Issuance of common stock from RSU vest	—	—	—	—	—	—	158,897	16	733,934	—	—	—	733,950
Recission IMGX	(11,777)	(57,790,474)	—	—	—	—	(12,277)	(1)	(2,300,499)	—	—	—	(2,300,500)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	38,996	38,996
Non-controlling interest Grid AI	—	—	—	—	—	—	—	—	—	—	5,286,953	—	5,286,953
Net loss	—	—	—	—	—	—	—	—	—	(6,392,654)	(160,924)	—	(6,553,578)
Balance, December 31, 2025	596	$3,890,626	476	$—	38,802	$4	4,224,147	$422	$228,558,107	$(208,780,662)	$5,126,029	$38,996	$24,942,986

The accompanying notes are an integral part of these Consolidated Financial Statements.

GridAI Technologies Corp.

Consolidated Statements of Changes in Stockholders’ Equity (deficit)

	Series G Convertible Preferred Stock		Series B Convertible				Additional		Total
	Mezzanine Equity		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	—	$—	515	$—	520,333	$52	$187,931,549	$(184,328,672)	$3,602,929
Issuance of common stock, pre-funded warrants and warrants in registered direct offering, net of issuance costs	—	—	—	—	149,367	15	4,495,511	—	4,495,526
Issuance of common stock in connection with the exercise of warrants in the July 2024 Inducement Offering, net of offering costs	—	—	—	—	587,529	59	1,730,306	—	1,730,365
Issuance of stock upon acquisition of IMGX	11,777	57,790,474	—	—	12,277	1	2,300,499	—	2,300,500
Issuance of stock to financial advisors upon acquisition of IMGX	596	3,890,626	—	—	6,158	1	120,647	—	120,648
Exercise of pre-funded warrants into common stock	—	—	—	—	147,842	15	30	—	45
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(240,965)	—	(240,965)
Conversion of Series B preferred shares into common stock	—	—	(40)	—	12	—	—	—	—
Common stock issued to consultants	—	—	—	—	116,667	12	1,541,983	—	1,541,995
Issuance of common stock from RSU vest	—	—	—	—	44,467	4	(4)	—	—
Recission IMGX	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	631,555	—	631,555
Net Loss	—	—	—	—	—	—	—	(18,059,336)	(18,059,336)
Balance, December 31, 2024	12,373	$61,681,100	475	$—	1,584,652	$159	$198,511,111	$(202,388,008)	$(3,876,738)

The accompanying notes are an integral part of these Consolidated Financial Statements.

GridAI Technologies Corp.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,553,578)	$(18,059,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574,713	48,946
Debt amortization	366,255	5,848
Change in right-of-use assets	17,994	72,919
Loss on termination of lease	108,759	—
Stock-based compensation	733,950	631,555
Common stock issued to consultants	—	1,541,995
Common stock issued to financial advisors at acquisition	—	120,648
Series G convertible preferred stock	—	3,890,626
Gain from IMGX Recission	(606,685)	—
Changes in operating assets and liabilities:
Trade receivable	7,295	—
Other receivables	(1,200,621)	—
Prepaid expenses and other current assets	45,473	1,099,147
Lease liabilities	(4,925)	(77,137)
Deposits	98,251	(87,001)
Accounts payable	464,200	1,644,848
Accrued expenses	(93,127)	(160,282)
Deferred tax liability	(418,635)	—
Other liabilities	757,857	109,401
Net cash used in operating activities	(5,702,824)	(9,217,823)

Cash flows from investing activities:
Cash acquired in acquisition of Grid AI	323,482	—
Payment related to license agreement	—	88,169
Net cash provided by investing activities	323,482	88,169

Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of offering costs	3,025,000	4,495,526
Proceeds from the issuance of common stock in connection with the exercise of warrants from inducement offerings, net of offering costs	—	1,730,365
Proceeds from subscription receivable	447,935	—
Proceeds from promissory notes	2,300,000	—
Proceeds from exercise of pre - funded warrants	—	45
Proceeds from warrant exercises	166,448	—
Repayment of note payable	—	(644,582)
Payments of acquisition consideration	(750,000)	—
Proceeds from revolving credit borrowing	700,000	—
Net cash provided by financing activities	5,889,383	5,581,354

Effect of exchange rate changes on cash	204,751	—

(Decrease) increase in cash and cash equivalents	714,792	(3,548,300)
Cash, cash equivalents and restricted cash, beginning balance	184,992	3,733,292
Cash, cash equivalents and restricted cash, ending balance	$899,784	$184,992

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$36,165

Non-cash investing and financing activities:
Fair value of common shares issued in the IMGX acquisition, net of cash	$—	152,331
Fair value of Series G preferred stock issued in the IMGX acquisition	$—	$57,790,474
Fair value of options assumed in the IMGX acquisition	$—	$1,271,000
Fair value of warrants assumed in the IMGX acquisition	$—	$789,000
Accrued dividends on preferred stock	$(337,240)	$(240,965)
Warrants granted with promissory	$1,040,851	—
Promissory notes settled for warrants exercise	$(608,220)	—
Tangible and intangible assets acquired in the IMGX acquisition, net of cash	$—	$66,525,124
Liabilities assumed in the IMGX acquisition	$—	$(24,876,645)
Goodwill recognized in the IMGX acquisition	$—	$18,354,326
Total assets removed due to IMGX rescission	$(83,170,009)	—
Total liability removed due to IMGX rescission	$24,049,723	—
Total Series G preferred stock cancelled due to IMGX rescission	$57,790,474	—
Total equity cancelled due to IMGX rescission	$2,300,500	—
Total assets acquired in GridAI acquisition	$850,108	—
Total intangible assets acquired in GridAI acquisition	$22,412,000	—
Goodwill recognized in GridAI acquisition, net of cash	$22,434,495	—
Total liabilities assumed in GridAI business acquisition	$(8,716,003)	—
Total Series H preferred stock issued from GridAI business acquisition	$(24,988,846)	—
Total common stock issued from GridAI business acquisition	$(2,121,740)	—
Noncontrolling interest recognized in GridAI business acquisition	$(5,286,953)	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

GridAI Technologies Corp.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1 - The Company and Basis of Presentation

The Company

GridAI Technologies Corp. (formerly Entero Therapeutics, Inc.) (the “Company”) and its wholly-owned subsidiary, First Wave Bio, Inc. (“FWB”), are collectively referred to as the “Company.” Historically, the Company focused on the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

In May 2024, the Company previously changed its name from First Wave Biopharma, Inc. to Entero Therapeutics, Inc. The Company’s historical development pipeline consisted of gut-restricted GI clinical drug candidates, including the biologic Adrulipase (formerly MS1819), a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients. The Company is evaluating strategic alternatives related to its historical gastrointestinal therapeutic assets while continuing development activities related to Adrulipase.

The Company terminated its license agreement with Sanofi on February 26, 2025, and no further payments have been made related to its Capeserod program, a selective 5-HT4 receptor partial agonist. The Company is also exploring strategic alternatives for its Niclosamide program, an oral small molecule with antiviral and anti-inflammatory properties.

On September 30, 2025, the Company completed a share exchange transaction with GridAI Corp., a Nevada corporation (“GridAI”), and the stockholders of GridAI (the “Sellers”), pursuant to which GridAI became a wholly-owned subsidiary of the Company (the “GridAI Acquisition”). Following the GridAI Acquisition, the Company expanded its operations to include an artificial intelligence-driven energy technology platform focused on distributed energy resource optimization and grid-edge applications. In connection with the GridAI Acquisition, the Company subsequently changed its corporate name from Entero Therapeutics, Inc. to GridAI Technologies Corp on October 1, 2025.

Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of GridAI in exchange for (i) an aggregate of 424,348 shares of the Company’s common stock, representing 19.99% of the issued and outstanding shares of common stock as of the date of entry into the Share Exchange Agreement, and (ii) 38,801.546 shares of the Company’s Series H Non-Voting Convertible Preferred Stock, having such rights and preferences as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series H Non-Voting Convertible Preferred Stock filed with the Delaware Secretary of State on October 1, 2025. The Series H Non-Voting Convertible Preferred Stock is convertible into an aggregate of 38,801,546 shares of the Company’s common stock, subject to stockholder approval and certain conditions and adjustments as set forth in the Certificate of Designation.

See Note 3 – Business Combination – GridAI Acquisition for additional information regarding the transaction.

As of December 31, 2025, the Company’s consolidated subsidiaries include First Wave Bio, Inc., GridAI Corp., AMPX UK Holdings, and AMPX Limited. AMPX UK Holdings is a majority-owned subsidiary of the Company and is the parent of AMPX Limited. These entities are included in the Company’s consolidated financial statements.

The Company is also engaged in the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

Risks and Uncertainties

The Company records intellectual property acquired in business acquisitions that has not reached technological feasibility and which has no alternative future use as In-Process Research and Development (“IPR&D”) at the acquisition date. On March 13, 2024, the Company entered into an acquisition agreement with ImmunogenX, LLC (“IMGX”) which included intellectual property and patents for Latiglutenase and CypCel, which was accounted for as a business acquisition (see Note 3 and Note 4). The IMGX transaction was subsequently rescinded on December 31, 2025, and the Company no longer holds the related intellectual property or patents.

As of December 31, 2025, the Company’s intangible assets primarily relate to technologies and intellectual property acquired in connection with the AMP X and GridAI transactions. Intangible assets related to IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written off, and the Company will record a noncash impairment loss in its Consolidated Statements of Operations. For those technologies that reach commercialization, the related intangible assets will be amortized over their estimated useful lives.

For tax purposes, intangible assets related to IPR&D are considered indefinite-lived intangible assets.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had cash and cash equivalents of $899,784 and an accumulated deficit of approximately $208.8 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company entered into a revolving loan agreement on January 27, 2025 with a principal amount of up to $2.0 million. The revolving loan matured on January 31, 2026 and was not repaid at maturity. On April 1, 2026, the Company received a demand letter from the lender asserting that the Company is in default under the revolving loan agreement and demanding repayment of approximately $1.0 million, including principal, accrued interest and contractual default amounts. The Company is currently in active discussions with the lender regarding this matter. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Grid AI and its wholly owned subsidiaries and FWB. Intercompany transactions and balances have been eliminated upon consolidation.

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

Segment Information

The Company operates through two operating segments: (i) its legacy biopharmaceutical business focused on the research and development of gastrointestinal therapeutic candidates, and (ii) its GridAI business, which focuses on the development and commercialization of artificial intelligence-driven energy optimization platforms and technologies.

The Chief Executive Officer (“CEO”), as the Company’s chief operating decision maker, reviews financial information and allocates resources between these two operating segments based on their respective business activities, strategic priorities, and capital requirements. This approach enables the CEO to assess the performance of each segment and make decisions regarding resource allocation and strategic direction.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company has classified zero as restricted cash. A portion of the Company’s cash and cash equivalents is held by foreign subsidiaries and is denominated in foreign currencies, including British Pound Sterling and Czech Koruna.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash. The Company primarily maintains its cash balances with financial institutions in federally insured accounts in the U.S. In addition, the Company maintains cash balances in foreign financial institutions in jurisdictions in which it operates, including the United Kingdom and the Czech Republic. The Company may from time to time have cash in banks in excess of FDIC insurance limits. Cash held outside the United States may not be subject to U.S. federal deposit insurance and may be subject to foreign exchange risk and local regulatory restrictions. The Company has not experienced any losses to date resulting from this practice. The Company mitigates its risk by maintaining the majority of its cash and equivalents with high quality financial institutions.

Equity-Based Payments to Non-Employees

Equity-based payments to non-employees are measured at fair value on the grant date per Accounting Standard Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.

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

The Company recognizes transfers between levels as if the transfers occurred on the last day of the reporting period. See Note 5

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through December 31, 2025 related to goodwill.

Digital Assets

The Company is evaluating the planned acceptance of stable-coins as a form of consideration in future transactions. Under U.S. GAAP, digital assets similar to stable-coins are potentially classified within the scope of ASU 2023-08 (ASC 350-60, Crypto Assets) and would be measured at fair value with changes recognized in earnings. Digital assets that do not meet the scope criteria would continue to be accounted for as indefinite-lived intangible assets under ASC 350 and measured at cost, less impairment. The Company is currently assessing the appropriate classification and measurement for any such digital assets based on their specific characteristics. As of December 31, 2025, the Company did not hold any stable-coins or other in-scope crypto assets.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2025.

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

The Company operates in foreign jurisdictions, primarily in the United Kingdom, through its AMPX subsidiaries. The Company accounts for income taxes in these jurisdictions in accordance with ASC 740, including the recognition of deferred tax assets and liabilities based on local tax laws and enacted rates. Deferred tax liabilities arising from taxable temporary differences in foreign jurisdictions are evaluated in conjunction with available net operating loss carryforwards and other tax attributes. In certain foreign jurisdictions, net operating loss carryforwards are available to offset deferred tax liabilities, and accordingly, no valuation allowance has been recorded where such offsets are expected to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. At December 31, 2025 and 2024, the Company does not have any significant uncertain tax positions.

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

The dilutive effect of stock options and warrants is determined using the treasury stock method. Stock options and warrants to purchase shares of Common Stock of the Company during 2025 and 2024 were not included in the computation of diluted EPS because the Company has incurred a loss in 2025 and 2024 and the effect would be anti-dilutive. Prefunded warrants were also evaluated for inclusion in earnings per share; however, they were determined to be anti-dilutive for the year ended December 31, 2025 and the year ended December 31, 2024. See Note 18

Research and Development

The Company records intellectual property acquired in business acquisitions that has not reached technological feasibility and which has no alternative future use, as In-Process R&D (“IPR&D”) at the acquisition date. On March 13, 2024, the Company entered into an acquisition agreement with IMGX which included the intellectual property and patents for Latiglutenase and CypCel, which was accounted for as a business acquisition (see Note 3 and Note 4). Subsequent to the acquisition, the Company rescinded the IMGX transaction, which was completed on December 31, 2025. As a result, the Company no longer holds the related intellectual property or patents and derecognized associated assets of approximately $63.4 million.

Intangible assets related to IPR&D are considered definite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The Company has not recognized any impairment charges through December 31, 2025 related to IPR&D.

Following the acquisition of Grid AI Corp. on September 30, 2025, the Company’s research and development activities also include technology and platform development related to energy optimization and digital infrastructure solutions. Costs associated with these activities, primarily consisting of professional fees and personnel-related expenses, are expensed as incurred. During the year ended December 31, 2025, certain of these costs were classified within research and development expense, while other costs continued to be classified within operating expenses based on their nature.

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

As of December 31, 2025, the Company does not have any assets or liabilities classified as held for sale and has not presented any discontinued operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Energy generation revenue

Energy generation revenue is generated primarily from contracts with various non-affiliated parties under long-term power purchase agreements (“PPAs”) or feed-in tariffs. The Company recognizes energy revenue when persuasive evidence of an arrangement exists, and energy has been generated and transmitted to the grid. The price of energy is fixed or determinable and the collectability of the resulting receivable is reasonably assured.

Engineering, procurement & construction (“EPC”) revenue

The Company recognizes revenue for sale of EPC and development services over time based on the estimated progress to completion using a cost-based input method. In applying cost-based input methods of revenue recognition, the Company uses the actual costs incurred relative to the total estimated costs to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize.

Cost-based input methods of revenue recognition are considered a faithful depiction of the Company’s efforts to satisfy EPC and development services contracts and, therefore, reflect the transfer of goods or services to a customer under such contracts. Costs incurred towards contract completion may include costs associated with direct materials, labor, subcontractors, and other indirect costs related to contract performance.

Management fee and other revenues

Operation and maintenance (“O&M”) services are transferred over time when customers receive and consume the benefits provided by the Company’s performance under the terms of service arrangements. Revenues from O&M services are recognized when the work completed to date does not require re-performances and the costs of O&M services are expensed when incurred.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for expected credit losses, which is based on management’s assessment of the collectability of customer accounts, historical experience, and current economic conditions. As of December 31, 2025 and 2024, the Company did not record any allowance for credit losses.

Notes Payable and Warrants

The Company accounts for notes payable in accordance with applicable guidance under ASC 470, Debt. Notes payable are initially recorded at their principal amount, net of any discounts, and are subsequently measured at amortized cost using the effective interest method.

In connection with certain financing arrangements, the Company has issued warrants to purchase its common stock. The Company evaluates such warrants to determine whether they should be classified as equity or as a liability in accordance with ASC 480 and ASC 815. Warrants that meet the criteria for equity classification are recorded in additional paid-in capital, while warrants that require liability classification are recorded at fair value with changes in fair value recognized in earnings.

Foreign Currency

The Company’s functional currency is the U.S. dollar. For foreign subsidiaries, the functional currency is generally the local currency. The Company operates through subsidiaries in multiple jurisdictions, including the United Kingdom, Czech Republic, and Australia, whose functional currencies are primarily the British Pound Sterling, Czech Koruna, and Australian Dollar, respectively. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while income and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Foreign currency transaction gains and losses are recognized in the consolidated statements of operations as incurred. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate in effect at the date of the transaction, and monetary assets and liabilities are remeasured at exchange rates in effect at the reporting date, with resulting gains and losses recognized in the consolidated statements of operations.

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

Note 3 – Business Acquisitions

IMGX Acquisition (subsequently rescinded)

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

The fair value of IPR&D was capitalized as of the IMGX Merger date and accounted for as definite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the IMGX Merger is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of such acquisition. The goodwill recorded is not deductible for tax purposes.

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

On December 31, 2025, the Company completed the rescission of the IMGX transaction pursuant to a Rescission Agreement, as amended, pursuant to which the transaction was unwound. As a result, the Company no longer holds the assets and liabilities associated with the IMGX acquisition and the previously held for sale classification is no longer applicable.

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

The acquisition of Grid AI was undertaken to expand the Company’s capabilities in AI-driven energy optimization and distributed energy resource management, including battery storage and energy orchestration solutions. The transaction is expected to enhance the Company’s strategic positioning in the data center and energy infrastructure markets and provide access to Grid AI’s proprietary technology, customer relationships, and operational platform.

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

The combined fair value of the equity consideration issued to the Sellers was estimated at $27.1 million, consisting of $2.1 million attributable to the common stock issued and $25.0 million attributable to the Series H Preferred Stock. The Company recognized a non-controlling interest of approximately $5.3 million, representing the estimated fair value of the 25% ownership interest in Amp UK Holdings (“AMPX”), a subsidiary of Grid AI, not owned directly or indirectly by the Company.

No cash consideration was paid. Transaction costs related to the acquisition were not material and were expensed as incurred.

Purchase Price Allocation

The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805 with GridAI Technologies Corp. (formerly Entero Therapeutics, Inc.) identified as the accounting acquirer based on the evaluation of control, governance rights, and the legal form of the transaction. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

The purchase price allocation is preliminary and subject to adjustment during the measurement period, which extends up to one year from the acquisition date of September 30, 2025 (i.e., through September 30, 2026). During the measurement period, the Company may record adjustments to the provisional amounts recognized for assets acquired and liabilities assumed based on additional information obtained about facts and circumstances that existed as of the acquisition date.

Assets acquired:
Cash and cash equivalents	$332,969
Trade receivable and other current assets	381,561
Prepaid	11,125
Subscription receivable	447,935
Developed technology	19,293,000
Customer relationship	2,306,000
Trade name	813,000
Total assets	$23,585,590
Liabilities assumed:
Accounts payable	1,079,668
Tax payable	71,140
Deferred consideration	7,000,000
Notes payable	310,000
Due to related parties	269,898
Deferred tax liability	4,892,262
Total liabilities	$13,622,968
Goodwill recorded:
Goodwill	$22,434,494
Net assets acquired	$32,397,116

Pro forma disclosure for the Grid AI Corp. Acquisition

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of Grid AI Corp. had taken place on January 1, 2025. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

Grid AI Corp
December 31, 2025
Revenue	$174,950
Operating expenses	7,399,380
Loss from operations	(7,224,430)
Other expenses	837,495
Current tax benefit	(491,505)
Net loss	$(5,895,430)
Basic and diluted weighted average shares outstanding	1,616,705
Loss per share - basic and diluted	3.65

The excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill of approximately $22.4 million. The goodwill recognized is primarily attributable to expected synergies from integrating Grid AI’s operations with the Company’s existing platform, including anticipated growth in AI-driven energy optimization solutions, expansion into new markets, workforce expertise, and the assembled workforce, which do not qualify for separate recognition as intangible assets. None of the goodwill is expected to be deductible for tax purposes.

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Asset	Useful Life	Fair Value
Developed technologies, net	10 years	$19,293,000
Customer relationships	8 years	2,306,000
Trade names	10 years	813,000

Note 4 – Discontinued Operations, Assets Held for Sale

The Company previously completed a merger with IMGX and, during the year ended December 31, 2024, initiated a plan to dispose of certain IMGX assets and liabilities. As a result, such assets and liabilities were classified as held for sale and the results of IMGX were presented as discontinued operations in the consolidated financial statements for the year ended December 31, 2024.

On December 31, 2025, the Company completed the rescission of the IMGX transaction pursuant to a Rescission Agreement, as amended. As a result of the rescission, the previously contemplated disposal of IMGX did not occur, and the Company no longer holds the assets and liabilities of IMGX and no longer classifies such amounts as held for sale or as discontinued operations.

In connection with the rescission, the Company returned all equity consideration previously issued to the IMGX shareholders, including (i) 36,830 shares of common stock and (ii) 11,777.418 shares of Series G preferred stock, and cancelled all assumed options and warrants. The Company also transferred all ownership interests in ImmunogenX, LLC to the former shareholders.

As a result, the Company derecognized assets of approximately $83.2 million and liabilities of approximately $23.7 million, representing net assets of approximately $59.3 million. The rescission resulted in the reversal of previously recognized equity balances, including approximately $57.8 million of Series G preferred stock and related additional paid-in capital.

The rescission resulted in a loss of approximately $0.9 million, which was recorded within discontinued operations in the consolidated statement of operations.

Accordingly, upon completion of the rescission on December 31, 2025, the Company derecognized all assets and liabilities associated with IMGX and no longer consolidates IMGX in its financial statements.

The following table summarizes the Company’s loss from discontinued operations for the years ended December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Research and development expenses	$—	$1,238,786
General and administrative expenses	—	157,379
Total operating expenses	—	1,396,165
Interest expense	—	(979,002)
Other (expense) income	(312,298)	(65,148)
Loss from discontinued operations	$(312,298)	$(2,440,315)

No discontinued operations were presented for the year ended December 31, 2025 as a result of the completion of the rescission of the IMGX transaction.

The assets and liabilities associated with discontinued operations consist of the following as of December 31, 2024 and the amounts derecognized during the year ended December 31, 2025:

	2024	2025
Assets held for sale:
Prepaid expenses and other current assets	$3,131,929	(3,131,929)
Property and equipment, net	16,180	(16,180)
Goodwill and intangible assets	80,021,900	(80,021,900)
Total assets held for sale	$83,170,009	(83,170,009)
Liabilities held for sale:
Accounts payable	$156,086	(156,806)
Accrued expenses and other current liabilities	2,508,990	(3,617,217)
Debt	6,403,737	(6,403,737)
Deferred tax liability	13,872,684	(13,872,684)
Total liabilities held for sale	$22,941,497	(24,050,444)

As of December 31, 2024, assets and liabilities classified as held for sale were presented as current assets and liabilities, respectively, based on the Company’s plan at that time to dispose of IMGX.

The Company recognized total depreciation and amortization of $34,381, amortization of debt discount of $5,847 and a reduction in right-of-use asset of $4,382 for the year ended December 31, 2024. Changes in accounts payable of $760,123, accrued liabilities of $381,163, lease liabilities of $3,611 and deferred tax liability of $112,400 were also recognized. These amounts are categorized as cash used in operating activities within the Consolidated Statements of Cash Flows.

Interest expense of approximately $1 million was recognized for the year ended December 31, 2025, primarily related to a note payable associated with liabilities classified as held for sale.

As a result of the rescission, the Company derecognized all assets and liabilities previously classified as held for sale, reversed the related equity consideration issued in connection with the IMGX acquisition, and recorded a gain of approximately $0.6 million within discontinued operations. Accordingly, such classification is no longer applicable for periods subsequent to December 31, 2025.

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

The fair value of the Company’s financial instruments are as follows:

		Fair Value Measured at Reporting
		Date Using
	Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2025:
Money market funds	$18	$18	$—	$—	$18
Deferred consideration	6,250,000	—	6,250,000	—	6,250,000
Note payable	2,027,184	—	2,027,184	—	2,027,184
December 31, 2024:
Money market funds	$12,723	$12,723	$—	$—	$12,723

At December 31, 2025 and 2024, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 6 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	December 31,
	2025	2024
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(87,818)	(87,818)
Property, plant and equipment, net	$—	$—

Depreciation expense was $0 and $14,565 for each of the years ended December 31, 2025 and December 31, 2024, respectively.

Note 7 – Goodwill

Goodwill is as follows:

Goodwill
Balance on December 31, 2024	$1,684,182
Goodwill associated with Grid AI acquisition	22,434,494
Balance on December 31, 2025	$24,118,676

Note 8 – Intangible Assets

The following identifiable intangible assets were recognized as part of the Grid AI acquisition and are not classified as held for sale. These assets are amortized on a straight-line basis over their estimated useful lives:

	Estimated	December 31,
	Useful Life	2025
Developed Technology	10 years	$19,293,000
Less: accumulated amortization		(482,325)
Developed Technology, net		$18,810,675
Customer Relations	8 years	$2,306,000
Less: accumulated amortization		(72,063)
Customer Relations, net		$2,233,938
Trade Name	10 years	$813,000
Less: accumulated amortization		(20,325)
Trade Name, net		$792,675

Estimated
Year ending December 31,	Amortization Expense
2026	2,298,850
2027	2,298,850
2028	2,298,850
2029	2,298,850
2030 and thereafter	12,641,888
Total	$21,837,288

Note 9 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Professional fees	$1,138,207	$186,173
Consulting	84,717	65,875
Accrued interest	111,000	—
Lease write-off	100,902	—
Total accrued expenses	$1,434,826	$252,048

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

Common Stock

The Company had 4,224,145 and 1,584,650 shares of its Common Stock issued and outstanding at December 31, 2025 and 2024, respectively.

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

Preferred Stock

The Board is authorized to divide the preferred stock into any number of series, fix the designation and number of each such series, and determine or change the designation, relative rights, preferences, and limitations of any series of preferred stock. The Board may increase or decrease the number of shares initially fixed for any series, but no decrease may reduce the number below the shares then outstanding and duly reserved for issuance.

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of December 31, 2025 and 2024, 475.56 and 475.56 shares of Series B Preferred Stock were issued and outstanding, respectively. Each share of Series B Preferred Stock has a liquidation preference equal to its stated value of $7,700 per share, plus any accrued and unpaid dividends. Approximately 2,282.23 shares of Series B Preferred Stock remain authorized but undesignated and unissued. As of December 31, 2025 and 2024, the Company had accrued dividends payable related to the Series B Preferred Stock of approximately $1,647,822 and $1,310,581, respectively, which are included in accrued dividend payable on the consolidated balance sheets.

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. Shares of Series C Preferred Stock converted into Common Stock (or Prefunded Warrants, as applicable) or redeemed shall be canceled and shall not be reissued. As of December 31, 2025 and 2024, 0 shares of Series C Preferred Stock were issued and outstanding, with approximately 41,903 shares of Series C Preferred Stock remaining authorized but unissued.

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock and had 0 shares of Series D Preferred Stock issued and outstanding on December 31, 2025 and 2024.

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock and had 0 shares of Series E Preferred Stock issued and outstanding on December 31, 2025 and 2024.

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock and had 0 shares of Series F Preferred Stock issued and outstanding on December 31, 2025 and 2024.

On September 30, 2025, the Company designated 38,801.546 shares of Series H Non-Voting Convertible Preferred Stock. As of December 31, 2025 and December 31, 2024, 38,801.546 and 0 shares of Series H Preferred Stock were issued and outstanding, respectively. Each share of Series H Preferred Stock has a liquidation preference of $618.53 per share, resulting in an aggregate liquidation preference of approximately $24.0 million as of December 31, 2025. The Series H Preferred Stock was issued to the shareholders of Grid AI Corp. as part of the consideration for the acquisition of Grid AI Corp. (See Note 3).

The Series H Preferred Stock is convertible into shares of the Company’s Common Stock, subject to stockholder approval, achievement of defined milestone events relating to the business of AMPX, and certain beneficial ownership limitations. Following stockholder approval, each share is convertible at a stated conversion ratio (initially 1:1,000, subject to adjustment) and is issuable in multiple tranches upon the achievement of defined milestone events relating to the business of AMPX. Conversion is further limited such that holders may not convert shares if, as a result, they would beneficially own more than a specified percentage of the Company’s outstanding Common Stock.

The Series H Preferred Stock does not have voting rights, except as required by law or as otherwise provided in the Certificate of Designation, and is not redeemable.

As of and through December 31, 2025, no shares of Series H Preferred Stock had been converted into Common Stock.

At December 31, 2025, the Company had approximately 9,999,485.04 shares of preferred stock remaining authorized but unissued.

Mezzanine Equity

Series G Preferred Stock

The Company had 595.81 and 12,373.226 shares of Series G Convertible Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively.

On March 13, 2024, the Company issued 12,373.226 shares of Series G Convertible Preferred Stock in connection with the IMGX Merger.

On December 31, 2025, the Company completed a rescission of the IMGX transaction pursuant to the Rescission Agreement, as amended. In connection with the rescission, 11,777.416 share of the Series G Convertible Preferred Stock issued in connection with the IMGX Merger was cancelled and returned to the Company.

As of December 31, 2025, 595.81 shares of Series G Convertible Preferred Stock remain issued and outstanding, representing a stated value of approximately $3.9 million.

The following is a summary of the principal terms of the Series G Convertible Preferred Stock as set forth in the Certificate of Designation of the Series G Convertible Preferred Stock:

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

At The Market Agreement with H.C. Wainwright

On May 26, 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may issue and sell, from time to time, through Wainwright, shares of its Common Stock, and pursuant to which Wainwright may sell its Common Stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of Common Stock. The Company has not made any sales of common stock under the ATM Agreement to date. As of May 24, 2022, the Company was authorized to offer and sell up to $8.0 million of its Common Stock pursuant to the ATM Agreement. The Company did not utilize the ATM Agreement during the twelve months ended December 31, 2025 or the year ended December 31, 2024.

August 2025 Reverse Stock Split

On August 18, 2025, the Company effected a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-3. As a result of the reverse stock split, every three shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change to the par value per share or the number of authorized shares. The reverse stock split proportionately adjusted the number of shares underlying the Company’s outstanding warrants and pre-funded warrants, and the corresponding exercise prices of such warrants were adjusted in accordance with their terms.

September 2025 Registered Direct Offering

On or about September 2025, the Company completed a Registered Direct Offering (the “September 2025 Offering”) priced at market under Nasdaq rules, for an aggregate of (i) shares of Common Stock, (ii) pre-funded warrants (the “September 2025 Pre-Funded Warrants”) to purchase shares of Common Stock and (iii) common warrants (the “September 2025 Warrants”) to purchase shares of Common Stock. The September 2025 Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. The September 2025 Warrants are exercisable immediately and will expire pursuant to their terms. The Company received gross proceeds of $3,025,000, less placement agent’s fees and other offering expenses.

Pre-Funded Warrant Exercises

During the year ended December 31, 2025, investors exercised pre-funded warrants to purchase shares of the Company’s Common Stock in connection with previous offerings. In connection with such exercises, the Company issued shares of Common Stock in excess of the number of pre-funded warrants exercised. The excess shares issued were recorded as a deemed dividend and recognized as a reduction to additional paid-in capital.

July 2024 Inducement Offering

On July 10, 2024, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder (the “Holder”) of warrants to purchase shares of the Company’s common stock (the “Existing Warrants”) pursuant to which the Holder agreed to exercise for cash their Existing Warrants to purchase 587,529 shares of the Company’s common stock (the “Existing Warrant Shares”), in the aggregate, at a reduced exercised price of $3.27 per share, in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) on substantially the same terms as the Existing Warrants as described below, to purchase up to 1,175,116 shares of the Company’s common stock (the “Inducement Warrant Shares”). The Inducement Warrants will be exercisable upon the receipt of stockholder approval and may be exercised until the fifth anniversary of the date on which such stockholder approval is obtained. The Company received aggregate gross proceeds of approximately $1.9 million from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and paid Roth approximately $116,000 for its services and for reimbursement for certain expenses.

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

Common Stock Issuances

2025 Issuances

During the year ended December 31, 2025, the Company issued 1,358,498 shares of Common Stock upon the exercise of warrants in connection with a registered direct offering for which the Company received gross proceeds of $3,025,000, less placement agent’s fees and other offering expenses.

During the year ended December 31, 2025, the Company issued an aggregate of 424,377 shares of Common Stock to the shareholders of Grid AI Corp. as consideration for the acquisition of Grid AI Corp., with a value of approximately $2.1 million.

During the year ended December 31, 2025, in connection with the rescission of the IMGX transaction, the Company canceled an aggregate of 12,277 shares of Common Stock previously issued in connection with the IMGX acquisition.

During the year ended December 31, 2025, the Company issued an aggregate of 710,000 shares of Common Stock upon the exercise of warrants.

During the year ended December 31, 2025, the Company issued an aggregate of 158,897 shares of Common Stock upon the vesting of RSUs (See Note 12).

2024 Issuances

During the year ended December 31, 2024, the Company issued 57,700 and 91,667 shares of Common Stock under the March 2024 Offering and May 2024 Offering, respectively, for which the Company received net proceeds of approximately $4.5 million.

During the year ended December 31, 2024, the Company issued 587,529 shares of Common Stock under the July 2024 Inducement Offering for which the Company received net proceeds of approximately $1.7 million.

During the year ended December 31, 2024, the Company issued an aggregate of 12,277 shares of Common Stock with a value of $2.3 million in connection with the IMGX acquisition.

During the year ended December 31, 2024, the Company issued an aggregate of 6,158 shares of Common Stock with a value of approximately $121,000 to its financial advisors in connection with the IMGX acquisition.

During the year ended December 31, 2024, the Company issued an aggregate of 147,842 shares of Common Stock upon the exercise of pre-funded warrants issued at a par value of $0.0001.

During the year ended December 31, 2024, the Company issued an aggregate of 12 shares of Common Stock upon the exchange of an aggregate of 13 shares of Series B Preferred Stock with a stated value of approximately $303,337 plus accrued dividends of approximately $94,540.

During the year ended December 31, 2024, the Company issued an aggregate of 116,667 shares of its Common Stock to consultants with a grant date fair value of approximately $1,541,995 for investor relations services provided, which was recorded as stock-based compensation and included as part of general and administrative expense.

During the year ended December 31, 2024, the Company issued an aggregate of 44,467 shares of Common Stock upon the vesting of RSUs (See Note 12).

Note 11 – Warrants

Warrant activity for the years ending December 31, 2025 and 2024 were as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2025	1,642,571	$20.94	4.71
Issued during the period	5,659,110	0.94	4.64
Cancelled during the period	(42,560)	10.43
Expired during the period	(52)	44,940.00	—
Exercised during the period	(2,068,498)	0.37	—
Warrants outstanding and exercisable on December 31, 2025	5,190,571	$5.09	4.37

Warrants outstanding and exercisable on January 1, 2024	593,260	$57.87	4.99
Issued during the period	1,742,166	5.61	4.60
Assumed from IMGX	42,560	10.44	8.22
Expired during the period	(15)	157,500	—
Exercised during the period	(735,400)	11.97	8.58
Warrants outstanding and exercisable on December 31, 2024	1,642,571	$20.94	4.71

The weighted average fair value of warrants granted during the years ended December 31, 2025 and 2024, was $4.34 and $4.71 per share, respectively. The grant date fair values were calculated using the Black-Scholes model with the following weighted average assumptions:

	December 31,
	2025	2024
Expected life (in years)	4.34	4.71
Volatility	116.82 - 117.63%	107.5 - 119.6%
Risk-free interest rate	3.47-3.61%	4.17 - 4.46%
Dividend yield	—%	—%

The outstanding warrants expire from 2025 through 2030.

During the year ended December 31, 2025, the Company issued warrants to purchase an aggregate of 5,659,110 shares of the Company’s Common Stock in connection with its financing activities (See Note 10). Additionally, the Company cancelled warrants to purchase 42,560 shares of the Company’s Common Stock in connection with the IMGX rescission. The Company also had warrant exercises during the year, resulting in the issuance of 2,068,665 shares of common stock upon exercise of warrants.

During the year ended December 31, 2024, the Company issued warrants to purchase 58,403 shares of the Company’s Common Stock and pre-funded warrants to purchase 39,169 shares of the Company’s Common Stock in connection with the March 2024 Offering, warrants to purchase 81,333 shares of the Company’s Common Stock and pre-funded warrants to purchase 10,111 shares of the Company’s Common Stock in connection with the May 2024 Offering, and warrants to purchase 1,175,166 shares of the Company’s Common Stock in connection with the July Inducement Offering (See Note 10). Additionally, the Company assumed warrants to purchase 42,560 shares of the Company’s Common Stock in connection with the IMGX acquisition.

During the year ended December 31, 2024, an investor exercised pre-funded warrants to purchase 147,842 shares of the Company’s Common Stock and common stock warrants to purchase 587,529 shares of the Company’s Common Stock in connection with previous offerings.

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

The 2020 Plan allows for the issuance of securities, including stock options to employees, Board members and consultants. The initial number of shares of Common Stock available for issuance under the 2020 Plan was 79 shares, which will, on January 1 of each calendar year, unless the Board decides otherwise, automatically increase to equal ten percent (10%) of the total number of shares of Common Stock outstanding on December 31 of the immediately preceding calendar year, calculated on an As Converted Basis. As Converted Shares include all outstanding shares of Common Stock and all shares of Common Stock issuable upon the conversion of outstanding preferred stock, warrants and other convertible securities, but will not include any shares of Common Stock issuable upon the exercise of options and other convertible securities issued pursuant to either the 2014 Plan or the 2020 Plan. The number of shares permitted to be issued as “incentive stock options” (“ISOs”) is 357 under the 2020 Plan.

As of January 1, 2026, the number of shares of Common Stock available for issuance under the 2020 Plan automatically increased to 941,100 under the 2020 Plan’s evergreen provision.

The following table summarizes the Company’s stock option activity:

		Weighted	Remaining
		Average	Contract
	Number	Exercise	Life	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding as of January 1, 2025	29,950	$31.29	7.05	$—
Acquired from IMGX	—	—	—	—
Expired	(3)	—	—	—
Cancelled due to IMGX rescission	(29,811)	—	—	—
Outstanding as of December 31, 2025	136	$39,125.17	5.79	$—
Exercisable as of December 31, 2025	136	$39,125.17	5.79	$—

Outstanding as of January 1, 2024	142	$18,311.43	8.53	$—
Acquired from IMGX	66,884	2.43	6.80	—
Cancelled	(37,076)	—	—	—
Outstanding as of December 31, 2024	29,950	$31.29	7.06	$—
Exercisable as of December 31, 2024	29,950	$29.46	7.06	$—

There were no grant of options during the year ended December 31, 2025.

The total fair value of the stock options vested, subject to service-based milestone vesting conditions, during the year ended December 31, 2025 and 2024 was approximately$0 and $7,000.

The total fair value of the stock options vested, subject to performance-based milestone vesting conditions, during the year ended December 31, 2025 and 2024 was approximately $0 and $0.

Restricted Stock and Restricted Stock Units

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards (“RSUs”) refer to an award under the 2014 Plan, which constitutes a promise to grant shares of Common Stock at the end of a specified restriction period.

Restricted stock refers to shares of Common Stock subject to vesting based on certain service, performance, and market conditions. Restricted stock unit awards (“RSUs”) refer to awards under the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which represent a right to receive shares of Common Stock upon satisfaction of applicable vesting conditions.

As of December 31, 2025 and December 31, 2024, the Company had no unrecognized stock-based compensation expense related to unvested RSUs.

RSU activity under the 2020 Plan for the year ended December 31, 2025 was as follows:

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Grant Date	Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at January 1, 2025	1,667	$11.88	2.24
Granted	317,230	2.33	—
Vested	(158,897)	2.40	—
Non-vested Outstanding at December 31, 2025	160,000	$2.33	—

Non-vested Outstanding at January 1, 2024	17,424	$12.93	9.96
Awarded	50,140	10.71	—
Vested	(48,364)	11.73	—
Cancelled	(17,533)	9.99	—
Non-vested Outstanding at December 31, 2024	1,667	$11.88	2.24

During the year ended December 31, 2025, the Board approved the grant of 317,230 RSUs pursuant to the 2020 Plan, which vested immediately upon issuance. Accordingly, 158,897 RSUs vested and were issued during the year ended December 31, 2025.

During the year ended December 31, 2024, the Board approved the grant of 50,140 RSUs pursuant to the 2020 Plan, which vest quarterly over a one - year period. During the year ended December 31, 2024, 48,364 RSUs vested of which 3,897 were issued in January 2025.

Stock - based Compensation Expense

The total stock-based compensation expense for employees and non-employees is included in the accompanying condensed consolidated statements of operations and as follows:

	Year Ending December 31,
	2025	2024
Research and development	$—	$60,045
General and administrative	733,935	571,510
Total stock-based compensation expense	$733,935	$631,555

As of December 31, 2025, the Company had no material unrecognized stock - based compensation expense related to its outstanding stock options and restricted stock units, as substantially all awards were fully vested as of year-end.

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

The License Agreement was to expire on a country-by-country basis upon the later of: (i) the expiration of the last to expire valid claim of an applicable patent in such country covering such licensed product, (ii) the expiration of the regulatory exclusivity for such licensed product in the applicable country and (iii) the tenth anniversary of the date of first commercial sale of a licensed product in such country. Each party may terminate the License Agreement if the other party materially breaches its obligations under the License Agreement and fails to cure such material breach within 60 days from the date of such notice of breach, except in the case of payment breach, as to which the breaching party will have only a ten-day cure period. Sanofi may terminate the License Agreement upon any bankruptcy proceedings by the Company. The Company may terminate the License Agreement by providing Sanofi with at least 60 days prior written notice; provided, however, that Sanofi shall be entitled to any and all payments due and owed to Sanofi prior to the effective date of termination. On February 26, 2025, the Company provided notice to Sanofi to terminate the License Agreement. No payments are due to Sanofi and the Company terminated its agreement effective in February 2025.

Note 14 – Leases

On June 30, 2025, the Company terminated its lease for office space consisting of 3,472 square feet in Boca Raton, Florida, which was used as its corporate headquarters. The lease was originally scheduled to expire on August 31, 2026.

As of December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate under operating leases were as follows:

December 31,
2025
Lease term and discount rate
Weighted-average remaining lease term (years)	0.7
Weighted-average discount rate	7.00%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2025 were as follows:

Year	Amount
2025	$88,788
2026	$60,593
Total lease payments	$149,381
Less: imputed interest	$(13,772)
Present value of lease liabilities	$135,609

In connection with the lease default, the Company fully impaired the related right-of-use (“ROU”) asset.

The Company continues to recognize the related lease liability of $135,609 as of December 31, 2025.

Additionally, the Company recorded an accrual of $236,511 related to remaining obligations, settlement costs and associated penalties.

The default was accounted for in accordance with ASC 842 and resulted in the following impact on the Company’s financial statements:

●	decrease in ROU assets of $108,759
●	accrual (penalty/remaining obligation) $236,511

Note 15 – Debt

The below balances are presented on the consolidated balance sheets as deferred consideration of $6,250,000 and notes payable of $2,027,184 as of December 31, 2025. Debt consists of the following:

Deferred Consideration

In connection with the acquisition of Grid AI Corp., the Company recognized deferred consideration payable of $7,000,000 as part of the purchase consideration. During the year ended December 31, 2025, the Company made cash payments of $750,000 toward this obligation. As of December 31, 2025, the outstanding balance was $6,250,000. The deferred consideration is non-interest bearing and is expected to be settled in cash or through other arrangements in accordance with the terms of the acquisition agreement. The consideration payable is non-interest bearing and is expected to be settled through future cash payments or other negotiated arrangements in accordance with the terms of the acquisition agreement.

Note Payable

	Revolving	Promissory note	Promissory
	line of credit	with warrants	Notes	Total
Principal balance as of January 1, 2025	$—	$—	$—	$—
Additions	700,000	2,300,000	310,000	3,310,000
Debt repayment (non-cash)	—	(608,220)	—	(608,220)
Debt discount	—	(674,596)	—	(674,596)
Total debt as of December 31, 2025	$700,000	$1,017,184	$310,000	$2,027,184

As of December 31, 2025, all outstanding debt is classified as current.

Revolving Line of Credit

Effective January 31, 2025, the Company entered into a Revolving Loan Agreement dated January 27, 2025 (the “Revolving Loan Agreement”), pursuant to which the lender agreed to make available borrowings up to $2,000,000. As of December 31, 2025, the Company had drawn $700,000 under the facility, with approximately $1.3 million remaining available, subject to customary drawdown conditions.

Borrowings under the Revolving Loan Agreement are evidenced by a revolving note (the “Revolving Note”) which bears interest at a rate of 18% per annum, calculated on a 360-day year. The proceeds from the facility are being used for general corporate purposes.

The Revolving Loan Agreement has a contractual maturity date of January 29, 2026.

The Revolving Loan Agreement contains customary affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, affiliate transactions, and certain corporate actions without lender consent.

On April 1, 2026, the Company received a notice of default from the lender under the Revolving Loan Agreement due to the failure to repay the outstanding balance by the maturity date. The lender has demanded repayment of the outstanding principal of $700,000 together with accrued interest and other amounts due under the agreement. Management is actively engaged in discussions with the lender to resolve the matter.

Promissory Note with Warrants

During the period from October 17, 2025 through December 26, 2025, the Company entered into financing arrangements that included promissory notes issued together with warrants to purchase shares of the Company’s common stock. The aggregate principal amount of the notes issued during the period was $2,300,000, and the Company received gross proceeds of $2,300,000. The warrants issued in connection with these arrangements were determined to have an aggregate fair value of approximately $(1,040,851) at issuance, which was recorded as a debt discount. The notes do not bear stated interest and are accreted to their face value over the term of the instruments using the effective interest method of 12.81%. During the year ended December 31, 2025, the Company recognized approximately $366,255 of interest expense related to the amortization of the debt discount using the effective interest method. After repayments and amortization of the debt discount, the carrying value of these notes was $1,017,184 as of December 31, 2025. The promissory notes are unsecured and mature one year and one day from their respective issuance dates.

Promissory Notes Payable

The Company had two unsecured promissory notes outstanding with an aggregate principal balance of approximately $310,000 as of December 31, 2025. These notes were assumed as part of the Grid AI acquisition. Each note bears interest at a rate of 2.0% per annum and is payable in a lump sum at maturity. The notes mature on the earlier of (i) January 1, 2026 or (ii) two business days following the Company’s receipt of $1.5 million or more in financing from one or more sources other than the holders. The notes are unsecured and may be prepaid by the Company at any time without penalty. The agreements contain customary events of default, including non-payment, covenant breaches and bankruptcy-related events, which would result in acceleration of amounts due. As a subsequent event, the Company is evaluating repayment or refinancing of these obligations following the January 1, 2026 maturity date.

Note 16 - Related Party Transactions

The Company has related party transactions with AMP Solar Group Ltd. (“AMP Solar Group”), which holds a 25% non-controlling interest in AMP UK Holdings, a subsidiary of the Company.

AMP Solar Group is part of the broader Amp Energy group of companies. Amp Z is an affiliated platform within the Amp Energy ecosystem and operates under common ownership and/or control with AMP Solar Group. As a result of this relationship, transactions between Grid AI Corp. and Amp Z are considered related party transactions.

In connection with the acquisition of Grid AI Corp. on September 30, 2025, the Company assumed deferred consideration liabilities totaling $7.0 million. During the period from the acquisition date through December 31, 2025, the Company made payments and/or recognized adjustments totaling $0.75 million related to this deferred consideration. As of December 31, 2025, the outstanding balance of such deferred consideration was $6.25 million.

The Company also has amounts payable to related parties, including North York and Strategic EP LLC, related to services provided under arrangements predating the Grid AI acquisition. These obligations are non-interest bearing and are included within notes payable on the consolidated balance sheets.

The Company has entered into consulting and service arrangements with certain members of management, including the Chief Executive Officer and Chief Financial Officer, either directly or through affiliated entities. For the year ended December 31, 2025, the Company incurred expenses related to these arrangements, which were recorded within general and administrative expenses in the consolidated statements of operations. As of December 31, 2025, amounts due to related parties associated with these arrangements were not material.

Consulting Agreement and Equity Compensation

On December 19, 2025, the Compensation Committee of the Board of Directors approved an Amended and Restated Consulting Agreement between the Company and Access Alternative Group S.A. (the “Consultant”), an entity affiliated with the Company’s Chief Executive Officer, pursuant to which the Consultant provides services to the Company, including services in connection with the duties of the Chief Executive Officer. Under the terms of the Consulting Agreement, the Company agreed to pay the Consultant base compensation of $25,000 per month, retroactive to October 1, 2025, and a quarterly fee of $20,000, payable for each quarter in which the Company remains in compliance with Nasdaq listing requirements. The Consultant is also eligible to receive certain additional compensation, including a one-time cash payment and equity-based compensation upon the achievement of specified milestones. In addition, the Compensation Committee approved the grant of 1,000,000 restricted stock units (“RSUs”) under the Company’s 2020

Omnibus Equity Incentive Plan. The RSUs vest in equal quarterly installments during 2026, subject to the achievement of certain performance objectives, with accelerated vesting upon certain events, including a change in control or termination without cause.

Note 17- Commitments and Contingencies

Legal Matters

The Company is currently engaged in discussions with Ellenoff Grossman & Schole LLP (“EGS”) regarding certain outstanding legal fees. As of the date of issuance of these financial statements, the parties are actively negotiating a potential resolution. EGS has proposed a settlement in the range of approximately $400,000. The Company disputes the amount proposed and does not believe it reflects an appropriate resolution of the matter. The Company expects that any ultimate settlement, if reached, would be for a significantly lower amount. As of December 31, 2025, the Company has not recorded a liability related to this matter, as management has determined that a loss is not probable. The Company will continue to evaluate this matter as additional information becomes available.

Government Grant

During 2025, AMPX, a subsidiary of the Company, applied for government grants related to research and development expenditure tax credits in the United Kingdom. For the year ended December 31, 2025, the Company recognized approximately $1.3 million of government grant income related to these programs, which is included in other income. A corresponding receivable has been recorded within other receivables on the consolidated balance sheet as of December 31, 2025. This amount was received subsequently in April 2026.

Note 18 - Income Taxes

The Company is subject to taxation at the federal and state levels in the United States. At December 31, 2025 and 2024, the Company had no tax provision.

At December 31, 2025 and 2024, the Company had gross deferred tax assets of approximately $39.1 million and $39.6 million, respectively. A full valuation allowance of approximately $38.2 million and $37.6 million was recorded as of December 31, 2025 and 2024, respectively, as the Company has determined that it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowance was approximately $0.6 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively. The significant components of the Company’s net deferred tax assets and liabilities consisted of:

	December 31,
	2025	2024
Gross deferred tax assets:
Net operating loss carry-forwards	$30,538,000	$29,616,000
Stock compensation	239,000	280,000
Intangible assets	4,617,000	5,013,000
Capitalized research and development	1,316,000	2,299,000
Research and development credits	2,389,000	2,239,000
Other	35,000	105,000
Deferred tax assets before valuation allowance	$39,134,000	$39,552,000
Valuation allowance	(38,234,000)	(37,649,000)
Deferred tax assets net of valuation allowance	$900,000	$1,903,000
Gross deferred tax liabilities:
Right of use asset	—	(32,000)
Indefinite lived intangibles	(5,459,000)	(15,744,000)
Total deferred tax liability	$(4,559,000)	$(15,776,000)
Total deferred tax liability, net	$(4,559,000)	$(13,873,000)

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	December 31,
	2025	2024
Income tax benefit at statutory rate	21.0%	21.0%
State income tax	—	5.8
Non-deductible expense	—	(0.3)
Change in valuation allowance	(18.2)	(23.6)
Prior year adjustments	—	—
Non-deductible transaction costs	—	(5.6)
Other	3.2	2.7
Total income tax benefit	6.1%	0.0%

At December 31, 2025 and 2024, the Company had gross deferred tax assets of approximately $33.7 million and $23.7 million, respectively. As the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $38.2 million and $37.6 million has been established at December 31, 2025 and 2024, respectively. The change in the valuation allowance was approximately $.6 million and $4.2 million in 2025 and 2024, respectively.

At December 31, 2025, the Company had approximately $119.990 million of gross federal NOLs which will begin to expire in fiscal year 2033 if unused. The Company’s ability to use its NOL carryforwards may be limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation’s stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change. The Company has not completed a study to determine whether transactions that have occurred over the past three years may have triggered an ownership change limitation. To the extent a limitation occurred, it would not have a material impact on the Company’s financial statements as the related deferred tax assets are fully offset by a valuation allowance as of the current period. The Company had taken no uncertain tax positions that would require disclosure under ASC 740, Accounting for Income Taxes, at December 31, 2025 and 2024, respectively. The Company’s main state tax jurisdictions are Florida and Massachusetts.

Note 19 - Net Loss per Common Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods presented, all potentially dilutive securities have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

All shares of Common Stock that may potentially be issued in the future are as follows:

	December 31, 2025	December 31, 2024
Series G convertible preferred stock	1,787,424	4,124,409
Common stock warrants	5,190,325	1,642,571
Stock options	22	29,950
RSUs not yet issued	160,000	1,667
Convertible preferred stock	786,523	45
Series H preferred stock	38,802,000	—
Restricted stock not yet issued	1	1
Total shares of common stock issuable	46,726,295	5,798,643

Note 20 – Employee Benefit Plans

401(k) Plan

Since 2015, the Company has sponsored a multiple employer defined contribution benefit plan, which complies with Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company.

All employees are eligible to participate in the plan. Employees may contribute from 1% to 100% of their compensation, and the Company may match contributions equal to 100% of the first 6% of employee contributions and may also make discretionary profit-sharing contributions.

The Company did not have any employees during the year ended December 31, 2025 and, accordingly, no employer contributions were made under the plan for that period. Employer contributions under the 401(k) plan amounted to approximately $5,402 and $95,000 for the years ended December 31, 2025 and 2024, respectively.

Note 21 - Segments

The Company applies the provisions of ASC 280, Segment Reporting, which requires segment information to be reported based on the “management approach,” reflecting the manner in which the Company’s Chief Operating Decision Maker (“CODM”) allocates resources and assesses performance.

In 2025, in connection with the acquisition of Grid AI Corp. on September 30, 2025, the Company reassessed its operating and reportable segments. Based on this assessment, the Company determined that it operates through two operating and reportable segments:

●	AI Segment – consisting of the Company’s artificial intelligence–driven energy technology platform focused on distributed energy resource optimization and grid-edge applications through Grid AI Corp. and its subsidiaries
●	GI Segment – consisting of the Company’s legacy biotechnology operations, including the development of targeted, non-systemic therapies for gastrointestinal diseases. The Company’s Chief Executive Officer, Jason D. Sawyer, has been identified as the CODM. The CODM reviews operating results on both a segment basis and a consolidated basis to evaluate performance and allocate resources.

The measure of segment profit or loss is loss from operations, as reported in the consolidated statements of operations. This measure is used by the CODM to assess performance and make resource allocation decisions. Segment assets are measured as total assets, as reported in the consolidated balance sheets. The Company’s segments differ with respect to the nature of products and services, regulatory environments, and customer bases. As such, management has concluded that aggregation of these segments is not appropriate under ASC 280.

The following represents selected information for the Company’s reportable segments:

	December 31, 2025	December 31, 2024
Total assets by reportable segments:
AI segment	$46,435,854	$—
GI segment	2,115,989	85,409,586
Total assets by reportable segments	$48,551,843	$85,409,586

	December 31, 2025	December 31, 2024
Operating loss by reportable segments:
AI segment	$(2,638,060)	$—
GI segment	(4,445,378)	(15,621,274)
Total operating loss by reportable segments	$(7,083,438)	$(15,621,274)

Operations by reportable segment for the year ending December 31, 2025 are as follows:

	GridAI Technologies	Grid AI Corp
	Corp (GI Segment)	(AI Segment)	Total
Revenue	$—	36,251	36,251
Cost of Services	—	693,683	693,683
Gross Margin	—	(657,432)	(657,432)

Operating expenses:
Research and development expenses	$35,753	$890,000	$927,753
General and administrative expenses	4,409,625	1,090,628	5,500,253
Total operating expenses	4,445,378	1,980,628	6,426,006
Loss from operations	(4,445,378)	(2,638,060)	(7,083,438)

Other expenses:
Interest Income (expense), net	(490,838)	3	(490,835)
Foreign exchange loss	—	(74,920)	(74,920)
Financing costs	—	(1,982)	(1,982)
Other income (expense), net	(108,818)	1,119,977	1,011,159
Total other income (expense)	(599,656)	1,043,078	443,422
Loss from continuing operations	(5,045,034)	(1,594,982)	(6,640,016)
Income tax benefit	—	398,736	398,736
Loss from continued operations	(5,045,034)	(1,196,246)	(6,241,280)
Loss from discontinued operations	(312,298)	—	(312,298)
Net loss	$(5,357,332)	$(1,196,246)	$(6,553,578)

Operations by reportable segment for the year ending December 31, 2024 are as follows:

	GridAI Technologies
	Corp	Grid AI Corp	Total
Revenue	$—	$—	$—
Cost of Services	—	—	—
Gross Margin	—	—	—

Operating expenses:
Research and development expenses	$903,941	$—	$903,941
General and administrative expenses	14,717,333	—	14,717,333
Total operating expenses	15,621,274	—	15,621,274
Loss from operations	(15,621,274)	—	(15,621,274)

Other expenses:
Interest Income (expense), net	875	—	875
Other income (expense), net	1,378	—	1,378
Total other income (expense)	2,253	—	2,253
Loss from continuing operations	(15,619,021)	—	(15,619,021)
Income tax benefit	—	—	—
Loss from continued operations	(15,619,021)	—	(15,619,021)
Loss from discontinued operations	(2,440,315)	—	(2,440,315)
Net loss	$(18,059,336)	$—	$(18,059,336)

Note 22 - Subsequent Events

Revolving Loan Agreement

On January 27, 2025, the Company entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) pursuant to which the lender agreed to provide up to $2.0 million in financing. In connection with the Revolving Loan Agreement, the Company issued a revolving note bearing interest at 18% per annum, accruing daily. Under the terms of the Revolving Loan Agreement, all outstanding principal, accrued interest and other amounts were due on January 31, 2026 (the “Maturity Date”).

As of the Maturity Date, the Company did not repay the amounts due under the Revolving Loan Agreement and, accordingly, is in default under the agreement. On April 1, 2026, the Company received a demand letter from the lender’s counsel asserting that the Company is in default and demanding repayment of approximately $1.0 million, which includes outstanding principal, accrued interest and contractual default amounts.

The Revolving Loan Agreement provides that upon an event of default, the lender may accelerate the indebtedness and require repayment of up to 120% of the outstanding amounts due, including accrued interest and other costs. Management is actively negotiating with the lender regarding the default and is evaluating potential resolutions; however, there can be no assurance that these efforts will be successful.

Equity Awards

On January 1, 2026, the Company issued an aggregate of 160,000 shares of common stock upon the vesting of RSU’s to certain members of its board of directors under the Company’s 2020 Omnibus Equity Incentive Plan.

During the period from January 1, 2026 through April 24, 2026, the Company issued an aggregate of approximately 1,429,068 shares of its common stock in a series of transactions to a limited number of investors, including existing investors and related parties.

On April 24, 2026, the Company issued 91,743 shares of its common stock upon the exercise of outstanding warrants for cash consideration. The Company issued 250,000 shares of common stock to the Chief Executive Officer in accordance with the consultant agreement.

Promissory Note- $255,000

On February 5, 2026, the Company issued a promissory note (the “$225,000 Note”) to Michael J. DesLauriers (the “Holder”) in the principal amount of $225,000. The $225,000 Note matures one year and one day from the issuance date and does not bear interest. The Company may extend the maturity date at its option in increments of one year and one day, subject to the terms of the note. The $225,000 Note provides that upon an event of default, including failure to repay amounts due or the occurrence of certain bankruptcy-related events, the outstanding principal amount may be declared immediately due and payable at the option of the Holder. In connection with the issuance the Company issued a warrant to the Holder to purchase up to 68,400 shares of the Company’s common stock at an exercise price of $2.50 per share, subject to adjustment, with a term of five years from the initial exercise date.

Promissory Note- $225,000

On February 20, 2026, the Company issued a promissory note (the “$225,000 Note – Rogers”) to Dave Rogers (the “Holder”) in the principal amount of $225,000. The $225,000 Note – Rogers matures one year and one day from the issuance date and does not bear interest. The Company may extend the maturity date at its option in increments of one year and one day, subject to the terms of the note. The $225,000 Note – Rogers provides that upon an event of default, including failure to repay amounts due or the occurrence of certain bankruptcy-related events, the outstanding principal amount may be declared immediately due and payable at the option of the Holder. In connection with the issuance the Company issued a warrant to the Holder to purchase up to 68,400 shares of the Company’s common stock at an exercise price of $2.50 per share, subject to adjustment, with a term of five years from the initial exercise date.

Promissory Note - $169,000

On March 6, 2026, the Company issued a promissory note (the “$169,000 Note”) to Michael J. DesLauriers (the “Holder”) in the principal amount of $169,000. The $169,000 Note matures one year and one day from the issuance date and does not bear interest. The Company may extend the maturity date at its option in increments of one year and one day, subject to the terms of the note. The $169,000 Note provides that upon an event of default, including failure to repay amounts due or the occurrence of certain bankruptcy-related events, the outstanding principal amount may be declared immediately due and payable at the option of the Holder. In connection with the issuance the Company issued a warrant to the Holder to purchase up to 51,376 shares of the Company’s common stock at an exercise price of $2.50 per share, subject to adjustment, with a term of five years from the initial exercise date.

Promissory Note- $230,000

On March 30, 2026, the Company issued a promissory note (the “$230,000 Note”) to Michael J. DesLauriers (the “Holder”) in the principal amount of $230,000. The $230,000 Note matures one year and one day from the issuance date and does not bear interest. The Company may extend the maturity date at its option in increments of one year and one day, subject to the terms of the note. The $230,000 Note provides that upon an event of default, including failure to repay amounts due or the occurrence of certain bankruptcy-related events, the outstanding principal amount may be declared immediately due and payable at the option of the Holder. In connection with the issuance the Company issued a warrant to the Holder to purchase up to 69,920 shares of the Company’s common stock at an exercise price of $2.50 per share, subject to adjustment, with a term of five years from the initial exercise date.

Warrant Exercises

On February 23, 2026, the Company approved the exercise of common stock purchase warrants held by Strategic EP LLC and North York Ltd. In lieu of cash payment of the exercise price, the Company authorized the cancellation of outstanding promissory notes totaling approximately $310,000, with such amounts applied toward the exercise price of the warrants.

Settlement Agreement

On March 17, 2026, the Company approved the issuance of shares of common stock with an aggregate value of approximately $177,300 to settle outstanding obligations with Dark Arts Consulting. The number of shares to be issued will be determined based on the closing price of the Company’s common stock on the date the Company files its Annual Report on Form 10-K.

Marketing Agreement

On March 17, 2026, the Company approved the issuance of 45,000 shares of common stock in connection with a marketing services agreement with Outside The Box Capital Inc.

Board Actions

On February 23, 2026, the Board of Directors approved certain corporate actions, including the exercise of common stock purchase warrants, which resulted in the issuance of approximately 142,202 shares of common stock, and the settlement of related obligations. In connection with such actions, the Board also approved a correction to a previously issued promissory note, increasing the principal amount of the Strategic note from $125,000 to $155,000 to reflect the amount funded.