Form 10-Q
period 2026-03-31
GridAI Technologies Corp.
filed 2026-05-27
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                   to

Commission File Number 001-37853

GRIDAI TECHNOLOGIES CORP.
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

There were 6,653,140 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of May 27, 2026.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context otherwise requires, references to “GridAI,” the “Company,” “we,” “us,” “our” and similar references are to GridAI Technologies Corp. and its subsidiaries on a consolidated basis.

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

These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on May 1, 2026.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026.

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$385,542	$899,784
Accounts receivable	41,308	29,974
Other current receivables	1,837,414	1,309,053
Other current assets	—	246,134
Prepaid expenses	320,163	110,934
Total Current Assets	2,584,427	2,595,879

Other Assets:
Developed technology, net	18,328,350	18,810,675
Customer relations, net	2,161,875	2,233,938
Trade name, net	772,350	792,675
Goodwill	24,118,676	24,118,676
Total Other Assets	45,381,251	45,955,964
Total Assets	$47,965,678	$48,551,843

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,070,656	$3,381,500
Accrued expenses	1,281,649	1,434,826
Due to related parties	265,252	267,512
Accrued dividend payable	1,729,084	1,647,820
Deferred consideration	6,250,000	6,250,000
Notes payable	2,355,416	2,027,184
Operating lease liabilities	135,609	135,609
Other current liabilities	144,061	14,870
Total Current Liabilities	16,231,727	15,159,321
Deferred tax liability	4,241,302	4,559,000
Total Liabilities	20,473,029	19,718,321

Mezzanine Equity:
Series G preferred stock- Par value $0.0001 per share; 13,000 shares designated; 596 and 596 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	3,890,626	3,890,626
Stockholders’ Equity:
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 475.56 and 475.56 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Series H preferred stock- Par value $0.0001 per share, 38,801.546 shares designated; 38,801.546 and 38,801.546 shares issued and outstanding at March 31, 2026 and December 31, 2025.	4	4
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 6,108,264 and 4,224,146 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	611	422
Additional paid-in capital	230,808,909	228,558,107
Shareholder receivable	(163,500)	—
Accumulated deficit	(212,105,618)	(208,780,662)
Non-controlling interest	5,012,283	5,126,029
Cumulative translation adjustment	49,334	38,996
Total Stockholders’ Equity	23,602,023	24,942,896
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$47,965,678	$48,551,843

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	38,208	—
Cost of services	(651,948)	—
Gross loss	(613,740)	—

Operating expenses:
Research and development expenses	$631,380	$15,827
General and administrative expenses	2,369,378	805,559
Total operating expenses	3,000,758	821,386

Loss from operations	(3,614,498)	(821,386)

Other (expenses) income:
Interest expense	(522,100)	(17,902)
Other income (expense), net	400,267	(108,817)
Total other expenses	(121,833)	(126,719)
Loss from continued operations	(3,736,330)	(948,105)

Income tax benefit	297,629	—
Loss from continued operations	(3,438,702)	(948,105)
Loss from discontinued operations net of tax	—	(311,515)
Net loss	$(3,438,702)	$(1,259,620)

Non Controlling Interest	(113,746)	—
Preferred stock dividends	(81,262)	(81,262)
Net loss applicable to common shareholders	$(3,633,710)	$(1,340,882)

Basic weighted average shares outstanding	4,451,298	1,588,334
Diluted weighted average shares outstanding	4,451,298	—
Loss per share - basic and diluted	$(0.82)	$(0.84)
Loss per share from discontinued operations- basic and diluted	$—	$(0.84)

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit) (unaudited)

	Series G Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	12,373	$61,681,100	476	$—	1,584,679	$158	$198,511,112	$(202,388,008)	$(3,876,738)
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	(81,262)	—	(81,263)
Issuance of common stock from RSU vest	—	—	—	—	3,897	4	—	—	4
Net loss	—	—	—	—	—	—	—	(1,259,620)	(1,259,620)
Balance, March 31, 2025	12,373	$61,681,100	476	$—	1,588,576	$162	$198,429,849	$(203,647,628)	$(5,217,617)

									Additional			Non	Cumulative	Total
	Series G Convertible		Series B Convertible		Series H Convertible				Paid In	Shareholder	Accumulated	Controlling	transaction	Shareholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Receivable	Deficit	Interest	adjustment	Equity
Balance, December 31, 2025	596	$3,890,626	476	$—	38,802	$4	4,224,147	$422	$228,558,107	—	$(208,780,662)	$5,126,029	$38,996	$24,942,986
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	1,429,118	143	1,271,431	(163,500)	—	—	—	1,108,074
Issuance of warrants tissued with Promissory Notes	—	—	—	—	—	—	—	—	318,428	—	—	—	—	318,428
Stock based compensation-RSU	—	—	—	—	—	—	250,000	25	582,476	—	—	—	—	582,501
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(81,262)	—	—	—	—	(81,262)
Issuance of common stock from RSU vested	—	—	—	—	—	—	160,000	16	(16)	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	—	—	45,000	5	159,746	—	—	—	—	159,750
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	10,338	10,338
Non-controlling interest-Grid AI	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(3,324,956)	(113,746)	—	(3,438,702)
Balance, March 31, 2026	596	$3,890,626	476	$—	38,802	$4	6,108,264	$611	$230,808,909	$(163,500)	$(212,105,618)	$5,012,283	$49,334	$23,602,023

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,438,702)	$(1,259,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	574,713	—
Debt Amortization	336,270	—
Change in right-of-use assets	—	17,994
Impairment of right-of-use assets	—	108,759
Stock-based compensation	742,292	—
Changes in assets and liabilities:
Other Current Assets	(450,615)	—
Accounts receivable	(11,334)	—
Prepaid expenses	(112,233)	(88,550)
Lease liabilities	—	(4,925)
Deposits	—	49,129
Accounts payable	191,563	(109,320)
Due to related parties	(2,260)	—
Deferred tax liability	(317,698)	—
Accrued expenses	572,754	51,832
Other current liabilities	128,499	—
Other liabilities	—	416,066
Net cash used in operating activities	(1,786,751)	(818,635)

Cash flows from financing activities:
Proceeds from warrant exercises	454,628	—
Proceeds from promissory notes	999,000	—
Repayments of note payable	—	700,000
Net cash provided by financing activities	1,453,628	700,000

Effect of exchange rate changes on cash	(181,119)	—

Net decrease in cash, cash equivalents	(333,123)	(118,635)

Cash, cash equivalents beginning balance	899,784	184,992
Cash, cash equivalents ending balance	$385,542	$66,357

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Accrued dividends on Series B preferred stock	$81,262	$81,262
Warrants granted with promissory	318,428	—
Promissory notes settled for warrants exercise	653,303	—
Shareholder receivable	163,500	—

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Note 1 - The Company and Basis of Presentation

The Company

GridAI Technologies Corp. (formerly Entero Therapeutics, Inc.) (the “Company”) and its wholly-owned subsidiary, GridAI Corp., are collectively referred to as the “Company.” Historically, the Company focused on the research and development of targeted, non-systemic therapies for the treatment of patients with gastrointestinal (“GI”) diseases. Non-systemic therapies are non-absorbable drugs that act locally, i.e., in the intestinal lumen, skin or mucosa, without reaching an individual’s systemic circulation.

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

On September 30, 2025, the Company completed a share exchange transaction with GridAI Corp., a Nevada corporation (“GridAI”), and the stockholders of GridAI (the “Sellers”), pursuant to which GridAI became a wholly-owned subsidiary of the Company (the “GridAI Acquisition”). Following the GridAI Acquisition, the Company expanded its operations to include an artificial intelligence-driven energy technology platform focused on distributed energy resource optimization and grid-edge applications. In connection with the GridAI Acquisition, the Company subsequently changed its corporate name from Entero Therapeutics, Inc. to GridAI Technologies Corp. on October 1, 2025.

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

See Note 3 – Business Combination – GridAI Acquisition for additional information regarding the transaction.

As of December 31, 2025, the Company’s consolidated subsidiaries include First Wave Bio, Inc., GridAI Corp., AMPX UK Holdings, and AMPX Limited. AMPX UK Holdings is a majority-owned subsidiary of the Company and is the parent of AMPX Limited. These entities are included in the Company’s condensed consolidated financial statements.

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

As of March 31, 2026, the Company’s intangible assets primarily relate to technologies and intellectual property acquired in connection with the GridAI transaction. Intangible assets related to IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written off, and the Company will record a noncash impairment loss in its Consolidated Statements of Operations. For those technologies that reach commercialization, the related intangible assets will be amortized over their estimated useful lives.

For tax purposes, intangible assets related to IPR&D are considered indefinite-lived intangible assets.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying condensed consolidated financial statements have been prepared as if the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had cash and cash equivalents of $385,542 and an accumulated deficit of approximately $211.8 million. The Company has incurred recurring losses, has experienced recurring negative operating cash flows, and requires significant cash resources to execute its business plans. The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities in order to continue to execute its development plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Grid AI and its wholly owned subsidiaries and FWB (First Wave Biopharma). Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements of Grid AI, and it’s subsidiaries, included herein have been prepared in accordance with accounting principles generally accepted in the United States of America “(GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Filed with SEC on May 1, 2026. The consolidated Balance Sheet as of December 31, 2025 was derived from the audited financial statements included in Company’s Annual Report on Form 10K. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the fiscal year.

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

All share and per share amounts have been retroactively restated to reflect the reverse stock split referenced above.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. The Company has not recognized any impairment charges through March 31, 2026 related to goodwill and intangible assets.

Digital Assets

The Company is evaluating the planned acceptance of stable-coins as a form of consideration in future transactions. Under U.S. GAAP, digital assets similar to stable-coins are potentially classified within the scope of ASU 2023-08 (ASC 350-60, Crypto Assets) and would be measured at fair value with changes recognized in earnings. Digital assets that do not meet the scope criteria would continue to be accounted for as indefinite-lived intangible assets under ASC 350 and measured at cost, less impairment. The Company is currently assessing the appropriate classification and measurement for any such digital assets based on their specific characteristics. As of March 31, 2026, the Company did not hold any stable-coins or other in-scope crypto assets.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through March 31, 2026.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As at March 31, 2026 and December 31 2025, the Company does not have any significant uncertain tax positions.

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

Loss Per Share

Basic loss or earnings per share (“EPS”) is computed by dividing the loss attributable to common shareholders by the weighted average number of shares of Common Stock outstanding. Diluted EPS reflects the potential dilution that could occur from shares of Common Stock issuable through the exercise or conversion of stock options, restricted stock awards, warrants and convertible securities. In certain circumstances, the conversion of options is excluded from diluted EPS if the effect of such inclusion would be anti-dilutive.

The dilutive effect of stock options and warrants is determined using the treasury stock method. Stock options and warrants to purchase shares of Common Stock of the Company during 2026 and 2025 were not included in the computation of diluted EPS because the Company has incurred a loss in 2026 and 2025 and the effect would be anti-dilutive. Prefunded warrants were also evaluated for inclusion in earnings per share; however, they were determined to be anti-dilutive for the three months ended March 31, 2026 and the year ended December 31, 2025. See Note 19.

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

Intangible assets related to IPR&D are considered definite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Condensed Consolidated Statements of Operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. The impairment test for indefinite-lived intangible assets is a one-step test that compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

Following the acquisition of Grid AI Corp. on September 30, 2025, the Company’s research and development activities also include technology and platform development related to energy optimization and digital infrastructure solutions. Costs associated with these activities, primarily consisting of professional fees and personnel-related expenses, are expensed as incurred. During the quarter ended March 31, 2026, certain of these costs were classified within research and development expense, while other costs continued to be classified within operating expenses based on their nature.

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

As of March 31, 2026, the Company does not have any assets or liabilities classified as held for sale and has not presented any discontinued operations.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for expected credit losses, which is based on management’s assessment of the collectability of customer accounts, historical experience, and current economic conditions. The Company evaluates expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses (“CECL”), using a combination of historical loss experience, current conditions, and reasonable and supportable forecasts. The Company considers factors such as customer creditworthiness, aging of receivable balances, historical write-off experience, and current economic trends in assessing expected credit losses. As of March 31, 2026 and December 31, 2025 the Company did not record any allowance for credit losses.

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

Foreign currency transaction gains and losses are recognized in the condensed consolidated statements of operations as incurred. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate in effect at the date of the transaction, and monetary assets and liabilities are remeasured at exchange rates in effect at the reporting date, with resulting gains and losses recognized in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

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

Management has reviewed the above standards and, based on the Company’s current operations and transactions, does not expect their adoption to have a material impact on the Company’s condensed consolidated financial statements.

The Company has evaluated other recently issued accounting pronouncements and has concluded that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisitions

IMGX Acquisition (subsequently rescinded)

On March 13, 2024, the Company acquired ImmunogenX, Inc. (“IMGX”) pursuant to an Agreement and Plan of Merger. The transaction was accounted for as a business combination under ASC 805, with the Company identified as the accounting acquirer.

On December 31, 2025, the Company completed the rescission of the IMGX transaction pursuant to a Rescission Agreement, as amended. As a result of the rescission, the Company no longer holds the assets and liabilities associated with IMGX, and IMGX is no longer a subsidiary of the Company. The Company also cancelled substantially all of the equity consideration previously issued in connection with the IMGX acquisition, including the applicable shares of common stock, Series G Preferred Stock, assumed options and assumed warrants.

As of March 31, 2026, the Company had no assets or liabilities classified as held for sale related to IMGX. See Note 4 - Discontinued Operations and Assets Held for Sale.

Acquisition of Grid AI Corp.

On September 30, 2025, the Company completed the acquisition of Grid AI Corp. (“Grid AI”), a Nevada corporation, pursuant to a Share Exchange Agreement dated September 30, 2025, by and among the Company and the shareholders of Grid AI. Under the terms of the agreement, the shareholders of Grid AI transferred all of the issued and outstanding shares of Grid AI to the Company in exchange for equity interests of the Company.

The acquisition of Grid AI was undertaken to expand the Company’s operations into AI-driven energy optimization, distributed energy resource management, battery storage and energy orchestration solutions.

At closing, the Company issued to the sellers 424,348 shares of common stock and 38,801.546 shares of Series H Non-Voting Convertible Preferred Stock. The Series H Preferred Stock is convertible into an aggregate of not less than 38,801,546 shares of common stock, subject to stockholder approval, achievement of specified milestones and other conditions and adjustments set forth in the applicable certificate of designation.

The combined fair value of the equity consideration issued to the sellers was estimated at approximately $27.1 million, consisting of approximately $2.1 million attributable to the common stock issued and approximately $25.0 million attributable to the Series H Preferred Stock. The Company also recognized a non-controlling interest of approximately $5.3 million, representing the estimated fair value of the 25% ownership interest in AMPX UK Holdings not owned directly or indirectly by the Company. No cash consideration was paid.

Transaction costs related to the acquisition were not material and were expensed as incurred.

Purchase Price Allocation

The transaction was accounted for under the acquisition method of accounting in accordance with ASC 805. The preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values at the acquisition date, is as follows:

Assets acquired:
Cash and cash equivalents	$332,969
Trade receivable and other current assets	381,561
Prepaid expenses	11,125
Subscription receivable	447,935
Developed technology	19,293,000
Customer relationships	2,306,000
Trade name	813,000
Total assets	$23,585,590
Liabilities assumed:
Accounts payable	1,079,668
Tax payable	71,140
Deferred consideration	7,000,000
Notes payable	310,000
Due to related parties	269,898
Deferred tax liability	4,892,262
Total liabilities	$13,622,968
Goodwill recorded:
Goodwill	$22,434,494
Net assets acquired	$32,397,116

The purchase price allocation remains preliminary and subject to adjustment during the measurement period, which extends through September 30, 2026. During the measurement period, the Company may record adjustments to the provisional amounts recognized for assets acquired and liabilities assumed based on additional information obtained about facts and circumstances that existed as of the acquisition date. No measurement period adjustments were recorded during the three months ended March 31, 2026.

The excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill of approximately $22.4 million. The goodwill recognized is primarily attributable to expected synergies from integrating Grid AI’s operations with the Company’s existing platform, including anticipated growth in AI-driven energy optimization solutions, expansion into new markets, workforce expertise, and assembled workforce, which do not qualify for separate recognition as intangible assets. None of the goodwill is expected to be deductible for tax purposes.

All intangible assets acquired are subject to amortization and their associated estimated acquisition date fair values are as follows:

	Estimated	Acquisition Date
Intangible Asset	Useful Life	Fair Value
Developed technology	10 years	$19,293,000
Customer relationships	8 years	$2,306,000
Trade name	10 years	$813,000

Note 4 – Discontinued Operations, Assets Held for Sale

The Company previously completed a merger with ImmunogenX, LLC (“IMGX”) and, during the year ended December 31, 2024, initiated a plan to dispose of certain IMGX assets and liabilities. As a result, such assets and liabilities were classified as held for sale and the results of IMGX were presented as discontinued operations.

On December 31, 2025, the Company completed the rescission of the IMGX transaction pursuant to a Rescission Agreement, as amended. As a result of the rescission, the Company no longer holds the assets and liabilities associated with IMGX, IMGX is no longer a subsidiary of the Company, and the Company no longer classifies any IMGX-related amounts as held for sale.

As of March 31, 2026, the Company had no assets or liabilities classified as held for sale and had no discontinued operations related to IMGX.

The following table summarizes the Company’s loss from discontinued operations:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating expenses:
Research and development expenses	$—	—
General and administrative expenses	—	—
Total operating expenses	—	—
Interest expense	—	(311,515)
Other (expense) income	—	—
Loss from discontinued operations	$—	(311,515)

As of March 31, 2026, the Company had no assets or liabilities classified as held for sale. Assets and liabilities held for sale as of March 31, 2025 were as follows:

	2026	2025
Assets held for sale:
Prepaid expenses and other current assets	$—	3,131,929
Property and equipment, net	—	16,180
Goodwill and intangible assets	—	80,021,900
Total assets held for sale	$—	83,170,009
Liabilities held for sale:
Accounts payable	$—	141,906
Accrued expenses and other current liabilities	—	2,804,810
Debt	—	6,403,737
Deferred tax liability	—	13,872,684
Total liabilities held for sale	$—	23,223,137

As of December 31, 2025, the Company completed the rescission of the IMGX transaction and derecognized the related assets and liabilities previously classified as held for sale.

Note 5 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value. The carrying value of the deferred consideration and note payable approximates their fair value as of March 31, 2026.

At March 31, 2026 and December 31, 2025, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 6 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	March 31,	December 31,
	2026	2025
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(87,818)	(87,818)
Property, plant and equipment, net	$—	$—

Depreciation expense was $0 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Note 7 – Goodwill

Goodwill is as follows:

Balance on December 31, 2024	$1,684,182
Goodwill associated with Grid AI acquisition	22,434,494
Balance at December 31, 2025	$24,118,676
Goodwill adjustments during the three months ended March 31, 2026	—
Balance at March 31, 2026	$24,118,676

The goodwill recognized in connection with the Grid AI acquisition is primarily attributable to expected synergies from integrating Grid AI’s operations with the Company’s existing platform, including anticipated growth in AI-driven energy optimization solutions, expansion into new markets, and assembled workforce.

The Company did not record any impairment charges related to goodwill during the three months ended March 31, 2026.

Note 8 – Intangible Assets

The following identifiable intangible assets were recognized as part of the Grid AI acquisition and are not classified as held for sale. These assets are amortized on a straight-line basis over their estimated useful lives:

	Estimated	March 31,
	Useful Life	2026
Developed Technology	10 years	$19,293,000
Less: accumulated amortization		(964,650)
Developed Technology, net		$18,328,350
Customer Relationships	8 years	$2,306,000
Less: accumulated amortization		(144,125)
Customer Relations, net		$2,161,875
Trade Name	10 years	$813,000
Less: accumulated amortization		(40,650)
Trade Name, net		$772,350

Estimated
Year ending December 31,	Amortization Expense
2026	2,298,850
2027	2,298,850
2028	2,298,850
2029	2,298,850
2030 and thereafter	12,067,175
Total	$21,262,575

Amortization expense related to intangible assets was approximately $0.6 million for the three months ended March 31, 2026.

Note 9 - Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Professional fees	$696,696	$1,138,207
Consulting	169,376	84,717
Accrued interest	314,675	111,000
Lease obligation fee	100,902	100,902
Total accrued expenses	$1,281,649	$1,434,826

Note 10 – Capital Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On August 18, 2025, the Company effected a reverse stock split, whereby every three shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock, without any change in the number of authorized shares of common stock or the par value per share.

All share and per share amounts have been retroactively restated to reflect the reverse stock split referenced above.

Common Stock

The Company had 6,108,264 and 4,224,146 shares of common stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively.

Each holder of common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of the stockholders. The Company’s certificate of incorporation and amended and restated bylaws do not provide for cumulative voting rights.

The holders of common stock are entitled to receive dividends, if any, as may be declared by the Board out of legally available funds. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in all assets legally available for distribution after payment of liabilities and satisfaction of any preferential rights of outstanding preferred stock.

Holders of common stock have no preemptive, conversion or subscription rights, and there are no redemption or sinking fund provisions applicable to common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that the Company may designate and issue.

Preferred Stock

The Board of Directors is authorized to divide the preferred stock into any number of series, fix the designation and number of shares of each series, and determine or change the designation, relative rights, preferences and limitations of any series of preferred stock.

Series B Preferred Stock

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of March 31, 2026 and December 31, 2025, 475.56 shares of Series B Preferred Stock were issued and outstanding. Each share of Series B Preferred Stock has a liquidation preference equal to its stated value of $7,700 per share, plus any accrued and unpaid dividends.

As of March 31, 2026 and December 31, 2025, the Company had accrued dividends payable related to the Series B Preferred Stock of approximately $1.7 million and $1.6 million, respectively, which are included in accrued dividend payable on the condensed consolidated balance sheets.

Series C Preferred Stock

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. As of March 31, 2026 and December 31, 2025, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock. As of March 31, 2026 and December 31, 2025, no shares of Series D Preferred Stock were issued and outstanding.

Series E Preferred Stock

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock. As of March 31, 2026 and December 31, 2025, no shares of Series E Preferred Stock were issued and outstanding.

Series F Preferred Stock

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock. As of March 31, 2026 and December 31, 2025, no shares of Series F Preferred Stock were issued and outstanding.

Series H Preferred Stock

On September 30, 2025, the Company designated 38,801.546 shares of Series H Non-Voting Convertible Preferred Stock. As of March 31, 2026 and December 31, 2025, 38,801.546 shares of Series H Preferred Stock were issued and outstanding.

Each share of Series H Preferred Stock has a liquidation preference of $618.53 per share, resulting in an aggregate liquidation preference of approximately $24.0 million as of March 31, 2026.

The Series H Preferred Stock was issued to the shareholders of Grid AI Corp. as part of the consideration for the acquisition of Grid AI Corp. (See Note 3).

The Series H Preferred Stock is convertible into shares of the Company’s common stock, subject to stockholder approval, achievement of defined milestone events relating to the business of AMPX and certain beneficial ownership limitations. Following stockholder approval, each share is convertible at a stated conversion ratio, initially 1-for-1,000, subject to adjustment, and issuable in multiple tranches upon achievement of defined milestone events relating to the business of AMPX.

The Series H Preferred Stock does not have voting rights, except as required by law or as otherwise provided in the applicable Certificate of Designation, and is not redeemable.

As of and through March 31, 2026, no shares of Series H Preferred Stock had been converted into common stock.

Mezzanine Equity

Series G Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 595.81 shares of Series G Convertible Preferred Stock issued and outstanding, representing a stated value of approximately $3.9 million.

On March 13, 2024, the Company issued 12,373.226 shares of Series G Convertible Preferred Stock in connection with the IMGX merger.

On December 31, 2025, the Company completed the rescission of the IMGX transaction pursuant to the Rescission Agreement, as amended. In connection with the rescission, 11,777.416 shares of Series G Convertible Preferred Stock issued in connection with the IMGX merger were cancelled and returned to the Company.

Following stockholder approval, each share of Series G Preferred Stock is convertible into 1,000 shares of the Company’s common stock, subject to certain beneficial ownership limitations.

The Series G Preferred Stock is classified as mezzanine equity because the shares may become redeemable for cash at the option of the holder upon the occurrence of certain events outside the control of the Company.

Holders of Series G Preferred Stock are entitled to receive dividends on an as-if-converted basis consistent with dividends declared on shares of common stock.

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

September 2025 Registered Direct Offering

During September 2025, the Company completed a registered direct offering consisting of shares of common stock, pre-funded warrants and common warrants. The Company received gross proceeds of approximately $3.0 million, before placement agent fees and offering expenses.

Pre-Funded Warrant Exercises

During the year ended December 31, 2025 and the three months ended March 31, 2026, holders exercised 262,617 pre-funded warrants to purchase shares of the Company’s common stock. The related issuances of common stock were recorded within stockholders’ equity.

Common Stock Issuances

During the three months ended March 31, 2026, warrants and pre-funded warrants to purchase an aggregate of 1,429,118 shares of common stock were exercised. Of this amount, 262,617 shares related to the exercise of pre-funded warrants.

Common warrant exercises during the period resulted in cash proceeds of approximately $454,628 and the settlement of outstanding promissory note obligations of approximately $653,303 through cancellation of such notes.

During the three months ended March 31, 2026, the Company issued an aggregate of 410,000 shares of common stock in connection with the vesting of restricted stock units and equity compensation arrangements.

During the three months ended March 31, 2026 the Company issue an aggregate of 45,000 shares in exchange for services rendered.

During the three months ended March 31, 2025, the Company issued an aggregate of 3,897 shares of common stock in connection with the vesting of restricted stock units.

In addition, certain warrant exercises during the period resulted in shareholder receivables of approximately $163,500 as of March 31, 2026, representing amounts due to the Company for shares issued in connection with warrant exercises that had not yet been settled in cash as of period end.

The Company had 6,108,264 shares of common stock issued and outstanding as of March 31, 2026.

Note 11 – Warrants

Warrant activity for the three months ended March 31, 2026 and 2025 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on January 1, 2026	5,190,571	$5.09	4.37
Issued during the period	303,696	2.50	4.91
Cancelled during the period	—	—	—
Expired during the period	(6)	145,555	—
Exercised during the period	(1,429,118)	0.82	—
Warrants outstanding and exercisable on March 31, 2026	4,065,143	$6.39	4.06

Warrants outstanding and exercisable on January 1, 2025	1,642,571	$20.94	4.71
Issued during the period	—	—	—
Expired during the period	(8)	150,323.49	—
Exercised during the period	—	—	—
Warrants outstanding and exercisable on March 31, 2025	1,642,563	$6.75	4.46

During the three months ended March 31, 2026, the Company issued warrants to purchase an aggregate of 303,696 shares of common stock in connection with promissory note financing transactions. The warrants have an exercise price of $2.50 per share.

The weighted-average grant date fair value of warrants granted during the three months ended March 31, 2026 was approximately $1.69 per warrant. No warrants were granted during the three months ended March 31, 2025.

The grant date fair values of the warrants issued during the three months ended March 31, 2026 were calculated using the Black-Scholes option pricing model with the following assumptions:

2026
Expected life (in years)	4.66
Volatility	116% – 118%
Risk-free interest rate	3.90-4.28%
Dividend yield	0%

During the three months ended March 31, 2026, warrants to purchase 1,429,118 shares of common stock were exercised. No warrants were issued during the three months ended March 31, 2025.

The outstanding warrants expire from 2026 through 2033.

Note 12 – Equity Incentive Plan

The Company’s Board of Directors and stockholders adopted and approved the Amended and Restated 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which became effective on May 12, 2014. The Company’s Board of Directors and stockholders also adopted and approved the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”), which became effective on September 11, 2020. Following the adoption of the 2020 Plan, no new awards have been or will be granted under the 2014 Plan.

The 2020 Plan provides for the issuance of equity-based awards, including stock options and restricted stock units, to employees, directors and consultants. As of January 1, 2026, the number of shares of common stock available for issuance under the 2020 Plan automatically increased to 941,100 shares pursuant to the evergreen provision of the plan.

The following table summarizes the Company’s stock option activity:

		Weighted	Remaining
		Average	Contract
	Number	Exercise	Life	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding as of January 1, 2026	136	$39,125.17	5.54	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Outstanding as of March 31, 2026	136	$—	—	—
Exercisable as of March 31, 2026	136	$39,125.17	5.54	$—

Outstanding as of January 1, 2025	29,950	$8,181.66	—	$—
Acquired from IMGX	—	—	—	—
Expired	(27,191)	223.80	—	—
Outstanding as of March 31, 2025	2,759	37,875.21	5.67	—
Exercisable as of March 31, 2025	2,759	$37,875.21	5.67	$—

There were no grants of stock options during the three months ended March 31, 2026 or 2025.

Restricted Stock Units

Restricted stock unit awards (“RSUs”) represent the right to receive shares of the Company’s common stock upon satisfaction of applicable vesting conditions under the Company’s 2020 Omnibus Equity Incentive Plan.

RSU activity for the three months ended March 31, 2026 was as follows:

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Grant Date	Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at December 31, 2025	160,000	$2.33	—
Awarded	250,000	2.33	—
Vested	(410,000)	—	—
Non-vested Outstanding at March 31, 2026	—	$—	—

Non-vested Outstanding at December 31, 2024	1,667	$11.88	2.24
Awarded	—	—	—
Vested	—	—	—
Cancelled	(1,667)	$11.88	—
Non-vested Outstanding at March 31, 2025	—	$—	—

During the three months ended March 31, 2026, the Board approved the grant of 225,000 RSUs pursuant to the 2020 Plan. During the period, 385,000 RSUs vested, resulting in no non-vested RSUs outstanding as of March 31, 2026.

Stock - Based Compensation Expense

The total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2026	2025
Research and development	$—	$—
General and administrative	582,501	—
Total stock-based compensation expense	$582,501	$—

As of March 31, 2026, the Company had no material unrecognized stock-based compensation expense related to outstanding stock options or restricted stock units.

Note 13 – Agreements

License Agreement with Sanofi

On September 13, 2023, the Company entered into a License Agreement with Sanofi pursuant to which the Company obtained certain exclusive worldwide rights to develop and commercialize Capeserod for gastrointestinal indications.

Under the terms of the agreement, the Company paid Sanofi an upfront payment of $500,000 in October 2023. The agreement also included potential development, regulatory and commercial milestone payments, as well as royalty obligations based on future net sales.

The upfront payment was recorded as research and development expense during the year ended December 31, 2023.

On February 26, 2025, the Company provided notice of termination to Sanofi. The License Agreement was terminated effective February 2025 and no additional payments were due to Sanofi.

Note 14 – Leases

The Company previously leased office space consisting of approximately 3,472 square feet in Boca Raton, Florida, which served as its corporate headquarters. The lease was originally scheduled to expire on August 31, 2026.

During 2025, the Company ceased use of the leased premises and defaulted under the lease arrangement. In connection with the default, the Company fully impaired the related right-of-use (“ROU”) asset and continued to recognize the associated lease liability.

As of March 31, 2026, the Company had an operating lease liability of approximately $135,609.

The default was accounted for in accordance with ASC 842 and resulted in:

●	a decrease in ROU assets of approximately $108,759
●	recognition of additional accrued obligations of approximately $236,511

As of March 31, 2026, the weighted-average remaining lease term and weighted-average discount rate under operating leases were as follows:

March 31,
2026
Lease term and discount rate
Weighted-average remaining lease term (years)	0.7
Weighted-average discount rate	7.00%

Future minimum lease payments under non-cancelable operating leases as of March 31, 2026 were as follows:

Year	Amount
2026	$149,381
Total lease payments	$149,381
Less: imputed interest	$(13,772)
Present value of lease liabilities	$135,609

In connection with the lease default, the Company recognized:

●	a decrease in ROU assets of approximately $108,759
●	lease liabilities of approximately $135,609
●	additional accrued obligations of approximately $236,511 related to remaining payments, settlement costs and penalties

The Company recognized a loss on lease termination of approximately $199,724, which was included in other expense during the year ended December 31, 2025.

Note 15 – Debt

The debt balances presented on the condensed consolidated balance sheets as of March 31, 2026 consist of deferred consideration of $6,250,000 and notes payable of $2,355,416.

Deferred Consideration

In connection with the acquisition of Grid AI Corp., the Company recognized deferred consideration payable of $7,000,000 as part of the purchase consideration. During the year ended December 31, 2025, the Company made cash payments of $750,000 toward this obligation. As of March 31, 2026, the outstanding balance was $6,250,000. The deferred consideration is non-interest bearing and is expected to be settled through future cash payments or other negotiated arrangements in accordance with the terms of the acquisition agreement.

Notes Payable

Notes payable activity during the period ended March 31, 2026:

	Revolving	Promissory notes	Promissory
	line of credit	with warrants	Notes	Total
Principal balance December 31, 2025	$700,000	$1,017,184	$310,000	$2,027,184
Additions	—	999,000	—	$999,000
Debt settlement (non-cash)	—	(392,080)	(261,223)	$(653,303)
Net movement in debt discount	—	(17,465)	—	$(17,465)
Total notes payable as of March 31, 2026	$700,000	$1,606,639	$48,777	$2,355,416

All outstanding debt was classified as current as of March 31, 2026.

Revolving Line of Credit

Effective January 31, 2025, the Company entered into a Revolving Loan Agreement dated January 27, 2025, pursuant to which the lender agreed to make available borrowings up to $2,000,000. As of March 31, 2026, the Company had drawn $700,000 under the facility. Borrowings under the Revolving Loan Agreement bear interest at a rate of 18% per annum. The proceeds from the facility are being used for general corporate purposes. The Revolving Loan Agreement has a contractual maturity date of January 29, 2026 and contains customary affirmative and negative covenants, including restrictions on the incurrence of additional indebtedness, affiliate transactions and certain corporate actions without lender consent. On April 1, 2026, the Company received a notice of default from the lender under the Revolving Loan Agreement due to the failure to repay the outstanding balance by the maturity date. The lender demanded repayment of the outstanding principal balance together with accrued interest and other amounts due under the agreement. On May 14, 2026, GridAI Technologies Corp. entered into a Debt Settlement and Subscription Agreement with 1396974 BC Ltd. to settle the outstanding indebtedness, consisting of principal and accrued interest related to a revolving loan agreement dated January 27, 2025. Pursuant to the agreement, the Company paid $800,000 in cash and issued 71,482 shares of common stock at a deemed price of $3.25 per share in full satisfaction of the outstanding balance. As a result, the indebtedness has been fully satisfied and extinguished, and the Company no longer has access to borrowings under the revolving loan agreement.

Promissory Note with Warrants

During the period from October 17, 2025 through December 26, 2025, the Company entered into financing arrangements that included promissory notes issued together with warrants to purchase shares of the Company’s common stock. The aggregate principal amount of the notes issued was $2,300,000. The warrants issued in connection with these arrangements were determined to have an aggregate fair value of approximately $1,040,851 at issuance, which was recorded as a debt discount. The notes do not bear stated interest and are accreted to their face value over the term of the instruments using the effective interest method.

During the three months ended March 31, 2026, the Company recognized additional amortization of debt discount of approximately $17,841. The debt discount primarily related to the fair value of warrants issued in connection with such promissory notes, totaling approximately $336,270. After repayments and amortization of the debt discount, the aggregate carrying value of the Company’s 2025 and 2026 promissory notes, was $1,606,564 as of March 31, 2026.

The promissory notes are unsecured and mature one year and one day from their respective issuance dates.

Note 16 - Related Party Transactions

The Company has related party transactions with AMP Solar Group Ltd. (“AMP Solar Group”), which holds a 25% non-controlling interest in AMP UK Holdings, a subsidiary of the Company. AMP Solar Group is part of the broader Amp Energy group of companies. Amp Z is an affiliated platform within the Amp Energy ecosystem and operates under common ownership and/or control with AMP Solar Group. As a result of this relationship, transactions between Grid AI Corp. and Amp Z are considered related party transactions. In connection with the acquisition of Grid AI Corp. on September 30, 2025, the Company assumed deferred consideration liabilities totaling $7.0 million. During the year ended December 31, 2025, the Company made payments totaling $750,000 related to this deferred consideration. As of March 31, 2026, the outstanding balance of such deferred consideration was $6.25 million. See Note 15.

The Company also has amounts payable to related parties, including North York and Strategic EP LLC, related to services provided under arrangements predating the Grid AI acquisition. These obligations are non-interest bearing and are included within notes payable on the condensed consolidated balance sheets.

The Company has entered into consulting and service arrangements with certain members of management, including the Chief Executive Officer and Chief Financial Officer, either directly or through affiliated entities. During the three months ended March 31, 2026, the Company incurred expenses related to these arrangements, which were recorded within general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2026, amounts due to related parties associated with these arrangements were not material.

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

Under the terms of the Consulting Agreement, the Company agreed to pay the Consultant base compensation of $25,000 per month, retroactive to October 1, 2025, and a quarterly fee of $20,000 payable for each quarter in which the Company remains in compliance with Nasdaq listing requirements.

The Consultant is also eligible to receive certain additional compensation, including cash and equity-based compensation upon the achievement of specified milestones.

In connection with the Consulting Agreement, the Compensation Committee approved the grant of 1,000,000 restricted stock units (“RSUs”) under the Company’s 2020 Omnibus Equity Incentive Plan. The RSUs vest in equal quarterly installments during 2026, subject to the achievement of certain performance objectives, with accelerated vesting upon certain events, including a change in control or termination without cause.

Note 17- Commitments and Contingencies

Legal Matters

The Company was previously engaged in discussions with Ellenoff Grossman & Schole LLP (“EGS”) regarding certain outstanding legal fees and litigation initiated by EGS against the Company relating to unpaid legal fees. On May 12, 2026, the Company entered into a Settlement Agreement and General Releases with EGS to resolve the matter. Pursuant to the settlement agreement, the Company agreed to pay EGS an aggregate settlement amount of $360,000, consisting of (i) an initial payment of $100,000, which has been paid, and (ii) three installment payments of approximately $86,667 payable over a one-year period. Upon receipt of the initial payment, EGS agreed to dismiss the pending litigation with prejudice. As of March 31, 2026, the Company had recorded the full amount of the payable within accounts payable. Subsequent to quarter end, the Company entered into a settlement agreement relating to the payable and will record the impact of the settlement in the appropriate reporting period in accordance with the applicable accounting guidance.

Revolving Loan Agreement

On January 27, 2025, the Company entered into a Revolving Loan Agreement pursuant to which the lender agreed to provide up to $2.0 million in revolving loan advances to the Company. The borrowings accrued interest at a rate of 18% per annum and matured on January 31, 2026. As previously disclosed, the Company received a notice of default related to amounts outstanding under the Revolving Loan Agreement. As of March 31, 2026, amounts outstanding under the agreement remained unpaid and the Company was engaged in discussions with the lender regarding resolution of the outstanding indebtedness. On May 14, 2026, the Company entered into a Debt Settlement and Subscription Agreement with the lender to settle the outstanding obligations under the Revolving Loan Agreement. See Note 22 – Subsequent Events for additional information.

Government Grant

During 2025, AMPX, a subsidiary of the Company, applied for government grants related to research and development expenditure tax credits in the United Kingdom.

During the three months ended March 31, 2026, the Company recognized government grant income of $0.4 million related to these programs, which was included in other income in the condensed consolidated statements of operations. A corresponding receivable was recorded within other receivables on the condensed consolidated balance sheet as of March 31, 2026.

The related receivable was collected in May 2026.

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740 - 270 and based on present evidence and conclusions around the realizability of deferred tax assets, the Company determined that any deferred tax benefits related to the forecasted tax rate and pretax activity during the first quarter of 2026 are partially realizable primarily due to foreign deferred tax assets and research and development tax credits recognized during the period. Therefore, the appropriate amount of income tax benefit to recognize related to deferred tax assets generated during the three months ended March 31, 2026 was $0.3 million and $0 in 2025.

The Company’s effective income tax rate was approximately 7.8% and 0% for the three months ended March 31, 2026 and 2025, respectively. The income tax provision for interim periods is determined using an estimate of the annual effective tax rate adjusted for discrete items. The Company’s effective tax rate for the three months ended March 31, 2026 differs from the applicable statutory tax rate primarily due to changes in valuation allowance, foreign rate differentials, noncontrolling interest allocations and research and development tax credits. The Company recorded an income tax benefit of approximately $0.3 million during the three months ended March 31, 2026.

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

All shares of Common Stock that may potentially be issued in the future are as follows:

	March 31, 2026	December 31, 2025
Series G convertible preferred stock	1,787,424	1,787,424
Common stock warrants	4,064,900	5,190,325
Stock options	136	22
RSUs not yet issued	750,000	160,000
Convertible preferred stock	786,523	786,523
Series H preferred stock	38,802,000	38,802,000
Restricted stock not yet issued	1	1
Total shares of common stock issuable	46,190,984	46,726,295

Note 20 – Employee Benefit Plans

401(k) Plan

Since 2015, the Company has sponsored a multiple employer defined contribution benefit plan which complies with Section 401(k) of the Internal Revenue Code and covers substantially all eligible employees of the Company.

Employees may contribute from 1% to 100% of their compensation, and the Company may match contributions equal to 100% of the first 6% of employee contributions. The Company may also make discretionary profit-sharing contributions.

Employer contributions under the 401(k) plan amounted to approximately $0 and $5,402 for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.

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

In 2025, in connection with the acquisition of Grid AI Corp. on September 30, 2025, the Company reassessed its operating and reportable segments. Based on this assessment, the Company determined that it operates through two operating and reportable segments:

●	AI Segment – consisting of the Company’s artificial intelligence–driven energy technology platform focused on distributed energy resource optimization and grid-edge applications through Grid AI Corp. and its subsidiaries.
●	GI Segment – consisting of the Company’s legacy biotechnology operations, including the development of targeted, non-systemic therapies for gastrointestinal diseases. The Company’s Chief Executive Officer, Jason D. Sawyer, has been identified as the CODM. The CODM reviews operating results on both a segment basis and a condensed consolidated basis to evaluate performance and allocate resources.

The measure of segment profit or loss is loss from operations, as reported in the condensed consolidated statements of operations. This measure is used by the CODM to assess performance and make resource allocation decisions. Segment assets are measured as total assets, as reported in the condensed consolidated balance sheets. The Company’s segments differ with respect to the nature of products and services, regulatory environments, and customer bases. As such, management has concluded that aggregation of these segments is not appropriate under ASC 280.

The following represents selected information for the Company’s reportable segments:

	March 31, 2026	December 31, 2025
Total assets by reportable segments:
AI segment	$45,699,003	$46,435,854
GI segment	2,266,675	2,115,989
Total assets by reportable segments	$47,965,678	$48,551,843

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Loss from operations by reportable segment:
AI segment	$(1,727,596)	$—
GI segment	(1,886,902)	(821,386)
Total operating loss by reportable segments	$(3,614,498)	$(821,386)

For the three months ended March 31, 2025, prior to the acquisition of Grid AI Corp., the Company operated through one reportable segment, its legacy GI Segment. Accordingly, no AI Segment results are presented for that period.

Operations by reportable segment for the three months ended March 31, 2026 are as follows:

	GridAI Technologies	Grid AI Corp
	Corp (GI Segment)	(AI Segment)	Total
Revenue	$—	38,208	38,208
Cost of Services	—	651,948	651,948
Gross Loss	—	(613,740)	(613,740)

Operating expenses:
Research and development expenses	$3,624	$627,756	$631,380
General and administrative expenses	1,883,278	486,100	2,369,378
Total operating expenses	1,886,902	1,113,856	3,000,758
Loss from operations	(1,886,902)	(1,727,596)	(3,614,498)

Other expenses:
Interest Income (expense), net	(522,103)	3	(522,100)
Other income (expense), net	—	400,267	400,267
Total other income (expense)	(522,103)	400,270	(121,833)
Loss from continuing operations	(2,409,005)	(1,327,325)	(3,736,330)
Income tax benefit	—	(297,629)	(297,629)
Net loss	$(2,409,005)	$(1,029,696)	$(3,438,702)

For the three months ended March 31, 2025, prior to the acquisition of Grid AI Corp., the Company operated through one reportable segment, its legacy GI Segment. Accordingly, no AI Segment results are presented for that period.

Note 22 - Subsequent Events

Revolving Loan Agreement

On May 14, 2026, the Company entered into a Debt Settlement and Subscription Agreement with 1396974 BC Ltd. in connection with amounts outstanding under the Revolving Loan Agreement dated January 27, 2025. Pursuant to the agreement, the parties acknowledged aggregate indebtedness of approximately $1.03 million, consisting of principal of $700,000 and accrued interest of approximately $332,315. The lender agreed to accept (i) a cash payment of $800,000 and (ii) 71,482 shares of the Company’s common stock issued at a deemed price of $3.25 per share in satisfaction of the remaining accrued interest balance of approximately $232,315, as full and final settlement of the outstanding indebtedness. Pursuant to the agreement, the Company paid $800,000 in cash and issued 71,482 shares of common stock at a deemed price of $3.25 per share in full satisfaction of the outstanding balance, and the indebtedness has been fully satisfied and extinguished.

Settlement Agreement - Ellenoff Grossman & Schole LLP

On May 12, 2026, the Company entered into a Settlement Agreement and General Releases with Ellenoff Grossman & Schole LLP (“EGS”) in connection with litigation previously filed by EGS against the Company relating to unpaid legal fees. Under the terms of the settlement agreement, the Company agreed to pay EGS an aggregate settlement amount of $360,000, consisting of (i) an initial payment of $100,000, which has been paid, following execution of the agreement and (ii) three installment payments of approximately $86,667 payable over a one-year period. Upon receipt of the initial payment, EGS agreed to dismiss the pending litigation with prejudice.

Equity Awards

Subsequent to March 31, 2026, the Company issued 91,743 shares of common stock upon the exercise of outstanding warrants for cash consideration. The Company issued 105,000 shares of common stock upon the exercise of outstanding pre-funded warrants. In addition, the Company issued 44,819 shares of common stock upon the exercise of warrants in settlement of outstanding loan balances. The Company also issued 71,482 shares of common stock to 1396974 BC Ltd. and 70,528 shares of common stock to Dark Arts Consulting in settlement of outstanding debt and accounts payable. Additionally, 161,260 shares of common stock were issued in connection with the May 2026 financing transactions.

Financing Transactions

On May 8, 2026, May 11, 2026 and May 12, 2026, the Company entered into securities purchase agreements with certain purchasers pursuant to which the Company agreed to sell in private placements an aggregate of (i) 74,000 shares of common stock, which shares have been issued as of the date of this Quarterly Report (ii) pre-funded warrants to purchase up to an aggregate of 1,196,001 shares of common stock and (iii) common stock purchase warrants to purchase up to an aggregate of 1,270,001 shares of common stock for aggregate gross proceeds of approximately $2.54 million. The combined purchase price for one share of common stock or pre-funded warrant in lieu thereof and one common warrant was $2.00. The Company intends to use the net proceeds for general corporate purposes, including working capital and repayment of certain outstanding liabilities. The closing of the transactions closed on May 18, 2026, subject to the satisfaction of customary closing conditions. The pre-funded warrants have an exercise price of $0.00001 per share and are exercisable immediately with no expiration date. The common warrants are exercisable beginning six months following issuance and expire five years from the earlier of the effectiveness of the related registration statement or the date the underlying securities may be resold pursuant to Rule 144 without restriction. The common warrants have exercise prices ranging from $2.56 to $2.89 per share, subject to adjustment. In connection with the securities purchase agreements, the Company entered into registration rights agreements pursuant to which the Company agreed to file a resale registration statement covering the shares issued and issuable in connection with the private placements within 15 days following the closing date.

On May 11, 2026, the Company entered into an additional securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell in a private placement an aggregate of (i) 87,260 shares of common stock, which shares have been issued as of the date of this Quarterly Report (ii) pre-funded warrants to purchase up to an aggregate of 1,745,199 shares of common stock and (iii) common stock purchase warrants to purchase up to an aggregate of 1,832,459 shares of common stock for aggregate gross proceeds of approximately $5.25 million. The combined purchase price for one share of common stock or pre-funded warrant in lieu thereof and one common warrant was $2.865. The Company intends to use the net proceeds for general corporate purposes, including working capital and repayment of certain outstanding liabilities. The closing occured on May 18, 2026, subject to customary closing conditions. Twenty percent (20%) of the gross proceeds will be paid at closing, with the remaining proceeds payable prior to the effectiveness of the related registration statement.

The pre-funded warrants issued in connection with the additional financing have an exercise price of $0.00001 per share and no expiration date. The common warrants are exercisable immediately and expire five years from the earlier of the effectiveness of the related registration statement or the date the underlying securities may be resold pursuant to Rule 144 without restriction. The common warrants have an exercise price of $2.865 per share, subject to adjustment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. As discussed in the section titled “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” The following discussion and analysis contains forward-looking statements including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in this Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2025 filed with the SEC on May 1, 2026.

Overview

GridAI Technologies Corp., formerly known as Entero Therapeutics, Inc., is a diversified technology and life sciences company operating through two reportable segments: (i) an artificial intelligence-driven energy technology business focused on distributed energy resource optimization and grid-edge applications through Grid AI Corp. and its subsidiaries, and (ii) a legacy gastrointestinal biopharmaceutical business focused primarily on Adrulipase.

On September 30, 2025, we completed the acquisition of Grid AI Corp., a Nevada corporation. Following the acquisition, Grid AI Corp. became a wholly owned subsidiary of the Company. Grid AI Corp., through its subsidiaries, including AMPX UK Holdings and AMPX Limited, is focused on AI-driven energy optimization, distributed energy resource management, battery storage, energy orchestration, and related technology solutions.

Prior to the Grid AI acquisition, we operated primarily as a clinical-stage biopharmaceutical company focused on targeted, non-systemic therapies for gastrointestinal diseases. Our continuing legacy biopharmaceutical activities are centered on Adrulipase, a recombinant lipase enzyme designed to enable the digestion of fats and other nutrients in patients with exocrine pancreatic insufficiency, including patients with cystic fibrosis and chronic pancreatitis.

In March 2024, we completed a merger with ImmunogenX, Inc., which became ImmunogenX, LLC following the transaction. IMGX was developing Latiglutenase for celiac disease and CypCel, a metabolic marker compound. In March 2025, we entered into a rescission agreement with IMGX and the former shareholders of IMGX. The rescission transaction was completed on December 31, 2025. As a result, IMGX is no longer a subsidiary of the Company, and the Company no longer holds any ownership interest in IMGX.

Following the rescission of the IMGX transaction, the Company no longer owns or develops the Latiglutenase and CypCel programs. The Company also terminated its license agreement with Sanofi for Capeserod effective in 2025, and no further payments are due to Sanofi. The Company is no longer actively pursuing the Niclosamide program.

For the three months ended March 31, 2026, our results reflect the Company’s post-Grid AI acquisition structure, including the operations of Grid AI and AMPX, together with our continuing legacy Adrulipase-related activities and public company costs.

Our Product Candidates and Technology Platforms

Following the acquisition of Grid AI Corp., our business includes both AI-driven energy technology activities and legacy biopharmaceutical development activities.

Our Grid AI business is focused on AI-driven energy optimization, distributed energy resource management, battery storage, energy orchestration, and related technology solutions. Through Grid AI Corp. and its subsidiaries, including AMPX UK Holdings and AMPX Limited, we are developing and commercializing technology intended to optimize energy infrastructure and grid-edge applications.

Our continuing legacy biopharmaceutical activities are focused primarily on Adrulipase, an oral, non-systemic biologic therapy being developed for the treatment of exocrine pancreatic insufficiency (“EPI”) in patients with cystic fibrosis (“CF”) and chronic pancreatitis (“CP”). Adrulipase is designed as a recombinant lipase enzyme intended to enable the digestion of fats and other nutrients. Our goal is to provide CF and CP patients with a non-animal-derived therapy that may reduce daily pill burden.

In July 2023, we announced topline results from our Phase 2b monotherapy bridging study using a new enteric microgranule formulation of Adrulipase. Although the primary efficacy endpoint was not achieved, data from the study indicated that the enhanced Adrulipase formulation was safe and well tolerated and demonstrated improvement over prior formulations of Adrulipase. We continue to evaluate next steps for the Adrulipase program, subject to available capital and strategic priorities.

Our former Latiglutenase and CypCel programs were part of the IMGX business. Following the completion of the IMGX rescission transaction on December 31, 2025, we no longer own or develop those programs.

Our Capeserod program was in-licensed from Sanofi in September 2023. On February 26, 2025, we notified Sanofi of our intent to terminate the license agreement. The agreement was terminated in 2025, and no further payments are due to Sanofi. We are no longer developing Capeserod.

Our Niclosamide programs previously involved proprietary oral and topical formulations for multiple gastrointestinal conditions, including inflammatory bowel disease indications. We are no longer actively pursuing these programs.

Nasdaq Listing Requirements

On September 6, 2024, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share, because the closing bid price of the Company’s common stock had remained below $1.00 per share for 30 consecutive business days.

The Company was initially provided 180 calendar days, or until March 5, 2025, to regain compliance. On March 6, 2025, Nasdaq granted the Company an additional 180-day compliance period, or until September 1, 2025, to regain compliance with the minimum bid price requirement.

On September 2, 2025, the Company received written notice from Nasdaq that it had regained compliance with the minimum bid price requirement.

In addition, on January 7, 2025, the Company received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) due to the failure to hold an annual meeting of stockholders within twelve months of the Company’s fiscal year end. The Company submitted a compliance plan to Nasdaq and subsequently regained compliance with the annual meeting requirement during 2025.

On April 22, 2026, The Nasdaq Stock Market LLC notified the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of the delayed filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Nasdaq advised the Company that it had 60 calendar days to submit a plan to regain compliance and that Nasdaq could grant an exception period until October 12, 2026. On May 1, 2026, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2025. On May 4, 2026, Nasdaq notified the Company that, based on the filing of the Form 10-K, the Company had regained compliance with Nasdaq Listing Rule 5250(c)(1) and that the matter was closed.

Although the Company has regained compliance with the foregoing Nasdaq listing requirements, there can be no assurance that the Company will continue to maintain compliance with all applicable Nasdaq continued listing standards in the future.

Revolving Loan Agreement

Effective January 31, 2025, the Company entered into a Revolving Loan Agreement dated January 27, 2025 with 1396974 BC Ltd. pursuant to which the lender agreed to make loans to the Company. Under the Revolving Loan Agreement, all outstanding principal, accrued and unpaid interest and other amounts were due in full on January 31, 2026.

As of March 31, 2026, the Company had not repaid the amounts due under the Revolving Loan Agreement. On April 1, 2026, the Company received a demand letter from the lender asserting that the Company was in default and demanding payment of $1,014,675, consisting of $700,000 of principal, interest, and default amounts.

On May 14, 2026, the Company entered into a Debt Settlement and Subscription Agreement with the lender. Under the settlement agreement, the Company agreed to satisfy the outstanding obligation through (i) a cash payment of $800,000, consisting of $700,000 of principal and $100,000 of accrued interest, and (ii) the issuance of 71,482 shares of common stock at a deemed price of $3.25 per share, in satisfaction of remaining accrued interest obligations of $232,315.

Pursuant to the agreement, the Company paid $800,000 in cash and issued 71,482 shares of common stock at a deemed price of $3.25 per share in full satisfaction of the outstanding balance. As a result, the indebtedness has been fully satisfied and extinguished, and the Company no longer has access to borrowings under the revolving loan agreement.

Rescission Agreement with ImmunogenX

In March 2025, the Company entered into a rescission agreement with ImmunogenX, LLC (“IMGX”) and the former shareholders of IMGX to unwind the Company’s March 2024 acquisition of IMGX. The rescission transaction was completed on December 31, 2025.

As a result of the rescission, IMGX is no longer a subsidiary of the Company, and the Company no longer holds any ownership interest in IMGX. The Company also no longer owns or develops the Latiglutenase and CypCel programs that were previously part of the IMGX business.

In connection with the rescission, the Company returned or cancelled the equity consideration previously issued to the former IMGX shareholders, including common stock and Series G preferred stock, and cancelled the assumed IMGX options and warrants. Following the closing of the rescission transaction, the Company retained certain agreed obligations, while IMGX and/or its former shareholders remained responsible for certain IMGX liabilities, including secured debt obligations.

For the three months ended March 31, 2026, IMGX was not included in the Company’s consolidated results.

Liquidity and Capital Resources

To date, we have generated limited revenues and have experienced net losses and negative cash flows from our activities.

As of March 31, 2026, we had cash and cash equivalents of approximately $386,000 and an accumulated deficit of approximately $212.1 million. We have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Following the acquisition of Grid AI Corp. and the rescission of the IMGX transaction, our liquidity needs include public company costs, operating costs related to the Grid AI and AMPX business, debt service, professional fees, and costs related to maintaining and developing our remaining Adrulipase program.

We remain dependent on obtaining additional working capital funding from the sale of equity and/or debt securities, warrant exercises, strategic transactions, commercial arrangements, or other sources of financing in order to continue operations and execute our business plan. Without adequate funding, we may not be able to meet our obligations as they become due. These conditions raise substantial doubt about our ability to continue as a going concern.

Our primary sources of liquidity have been capital raises through equity and debt financings. During 2025 and 2026, we also entered into promissory note arrangements and other financing transactions to fund working capital needs. Our ability to raise additional capital may be affected by market conditions, our operating performance, our Nasdaq listing status, the trading price of our common stock, our capital structure, and broader macroeconomic and geopolitical conditions.

We expect to incur expenditures in the foreseeable future related to the operation and development of the Grid AI and AMPX business, maintenance of our public company infrastructure, professional fees, financing costs, debt service, and, subject to available capital, development activities related to Adrulipase. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition, our ability to meet obligations, and our ability to pursue our business strategies.

We may seek funds through additional equity and/or debt financings, warrant exercises, strategic or commercial arrangements, asset sales, or other sources of financing. Future equity or equity-linked financings may be dilutive to existing stockholders. There can be no assurance that additional financing will be available on acceptable terms or at all.

Debt Obligations

Revolving line of credit

Effective January 31, 2025, the Company entered into a Revolving Loan Agreement dated January 27, 2025 with 1396974 BC Ltd., pursuant to which the lender agreed to make loans to the Company. Under the Revolving Loan Agreement, the lender made an initial advance of $700,000 to the Company. The Revolving Note bears interest at a rate of 18% per annum.

All outstanding principal, accrued interest and other amounts under the Revolving Loan Agreement were due on January 31, 2026. The Company did not repay the amounts due at maturity. On April 1, 2026, the Company received a demand letter from the lender asserting that the Company was in default and demanding payment of $1,014,675.

On May 14, 2026, the Company entered into a Debt Settlement and Subscription Agreement with the lender. Under the settlement agreement, the Company agreed to satisfy the outstanding obligation through a cash payment of $800,000, consisting of $700,000 of principal and $100,000 of accrued interest, and the issuance of 71,482 shares of common stock at a deemed price of $3.25 per share in satisfaction of remaining accrued interest obligations of $232,315. Following the settlement, the Company no longer has access to the revolving loan facility.

Promissory notes

As of March 31, 2026, the Company had outstanding promissory notes and related financing obligations classified as current liabilities. These obligations included promissory notes issued in connection with financing arrangements entered into during 2025 and 2026, including notes issued together with warrants to purchase shares of the Company’s common stock.

The Company continues to evaluate repayment, refinancing, restructuring, settlement, or equity-linked alternatives with respect to its outstanding indebtedness. There can be no assurance that the Company will be able to refinance or settle these obligations on acceptable terms or at all.

IMGX debt obligations

In connection with the rescission of the IMGX transaction completed on December 31, 2025, IMGX is no longer a subsidiary of the Company. Accordingly, IMGX debt obligations, including the former IMGX revolving credit facility, promissory notes, and EIDL loan, are no longer obligations of the consolidated Company, except for any obligations expressly retained by the Company under the rescission arrangements.

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

Revenue

Historically, the Company’s legacy GI Segment did not generate revenue from the sale of approved biopharmaceutical products. Following the acquisition of Grid AI Corp. on September 30, 2025, the Company began generating revenue within its AI Segment from operations conducted through Grid AI Corp. and AMPX.

For the three months ended March 31, 2026, the Company recognized revenue of $38,208, all of which was attributable to the AI Segment. The GI Segment did not generate product revenue during the period.

Looking forward, the Company expects its revenue profile to differ from prior periods as a result of the inclusion of Grid AI Corp. and AMPX. With respect to the Company’s retained legacy biopharmaceutical operations, the Company has not generated revenue from product sales and does not expect to do so unless and until a product candidate receives regulatory approval and is successfully commercialized. The Company may also seek to generate revenue in the future from strategic relationships, licensing arrangements, milestone payments, service arrangements, grants, or other sources, although there can be no assurance that any such revenue will be realized.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2026 related primarily to the Company’s AI Segment and consisted primarily of costs associated with the development of the Company’s artificial intelligence-driven energy optimization platforms, digital infrastructure solutions, and related technology initiativs. A smaller portion of research and development expenses related to the Company’s retained biopharmaceutical development activities, including Adrulipase.

Following the discontinuation of certain legacy biotechnology programs and the completion of the rescission transaction involving ImmunogenX, LLC on December 31, 2025, Adrulipase is the Company’s only remaining active biotechnology development program. The Company no longer owns or develops the Latiglutenase or CypCel programs, and is no longer developing Capeserod or Niclosamide.

Research and development expenses generally include internal and external costs incurred in connection with product development, regulatory activities, consultants, professional fees and personnel-related expenses, contractors, contract, contract development and manufacturing organizations, drug substance, drug product, clinical materials, preclinical activities, non-clinical activities, and other costs associated with maintaining or evaluating retained development assets in the GI and AI Segments.

For the three months ended March 31, 2026, research and development expenses were $631,380, consisting of $627,756 incurred by the AI Segment and $3,624 incurred by the GI Segment. Research and development activities during the period were primarily attributable to the AI Segment.

Management expects the level and composition of research and development expense to depend on available capital, strategic priorities, and future decisions regarding the Adrulipase program.

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

Liquidity and Capital Resources

To date, we have not generated revenue from product sales and have experienced net losses and negative cash flows from operations. Our historical operations were funded primarily through sales of equity securities, equity-linked securities and debt financings. In 2025, our business changed significantly as a result of the acquisition of Grid AI Corp. and the completion of the rescission transaction involving ImmunogenX, LLC. Notwithstanding those transactions, as of March 31, 2026, we remained dependent on external sources of capital to fund our operations, satisfy our obligations and execute our business plan. Our capital requirements reflect the combined needs of both the AI Segment and the GI Segment, including funding for platform development, operations and integration activities within the AI Segment and potential future development activities within the GI Segment.

As of March 31, 2026, we had cash and cash equivalents of approximately $0.4 million working capital deficit of approximately $13.6 million, and an accumulated deficit of approximately $212.1 million. We have not yet achieved profitability and expect to continue to incur losses for the foreseeable future. Our future capital needs will depend on a number of factors, including the operating requirements of the GridAI and AMPX business, our corporate overhead, debt service obligations, public company costs and the extent to which we seek to preserve, resume or advance development activities relating to Adrulipase.

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

In January 2025, we entered into a revolving loan arrangement that provided for borrowings of up to $2.0 million. The facility bears interest at a high rate and matures on January 31, 2026. As of April 1, 2026, the Company was in default under the revolving loan arrangement as a result of its failure to repay amounts due at maturity, and the lender has issued a demand for repayment of the outstanding amounts. On May 14, 2026, GridAI Technologies Corp. entered into a Debt Settlement and Subscription Agreement with 1396974 BC Ltd. to settle the outstanding indebtedness, consisting of principal and accrued interest related to a revolving loan agreement dated January 27, 2025. Pursuant to the agreement, the Company paid $800,000 in cash and issued 71,482 shares of common stock at a deemed price of $3.25 per share in full satisfaction of the outstanding balance. As a result, the indebtedness has been fully satisfied and extinguished, and the Company no longer has access to borrowings under the revolving loan agreement.

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

Condensed Consolidated Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)
Revenue	$38,208	$—	$38,208
Cost of Service	651,948	—	651,948
Gross Margin	(613,740)	—	(613,740)
Operating expenses:
Research and development expenses	$631,380	$15,827	$615,553
General and administrative expenses	2,369,378	805,559	1,563,819
Total operating expenses	3,000,758	821,386	2,179,372
Loss of operations	(3,614,498)	(821,386)	(2,793,112)
Other (expense) income:
Interest expense, net	(522,100)	(17,902)	(504,198)
Other income (expense)	400,267	(108,817)	509,084
Total other expense	(121,833)	(126,719)	4,886
Loss from continued operations	$(3,736,330)	$(948,105)	$(2,788,225)
Loss from discontinued operations	—	(311,515)	311,515
Income tax benefit	(297,629)	—	(297,629)
Net loss	$(3,438,702)	$(1,259,620)	$(2,179,082)

Revenues

Historically, we did not generate revenue from the sale of approved biopharmaceutical products and devoted substantially all of our time and efforts to acquiring and developing our product candidates, including Adrulipase, Niclosamide, Capeserod and Latiglutenase.

Following the acquisition of Grid AI Corp. on September 30, 2025, the Company began generating revenue within its AI Segment from energy technology operations conducted through Grid AI Corp. and AMPX. Accordingly, during the three months ended March 31, 2026, the Company recognized revenue of $38,208 related to software-enabled energy orchestration, optimization, dispatch, monitoring and related service offerings. No revenue was recognized during the three months ended March 31, 2025.

With respect to our legacy GI Segment operations, we have not generated revenue from product sales and do not expect to do so unless and until a product candidate receives regulatory approval and is successfully commercialized.

Cost of Services

Cost of Services for the three months ended March 31, 2026 was approximately $652,000, compared to no cost of services for the three months ended March 31, 2025. The increase was attributable to costs associated with revenue-generating operations within the AI Segment following the acquisition of Grid AI Corp.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2026 totaled $631,380, an increase of approximately $616,000, or 3,889%, compared to approximately $16,000 recorded for the three months ended March 31, 2025. The increase in research and development expenses was primarily attributable to the acquisition of the Company’s AI Segment in September 2025, which resulted in increased technology and platform development activities related to artificial intelligence-driven energy optimization platforms, digital infrastructure solutions, and related personnel and professional service costs.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2026 totaled approximately $2.4 million, an increase of approximately $1.6 million, or 194%, compared to approximately $0.8 million recorded for the three months ended March 31, 2025.

The increase in general and administrative expenses was primarily attributable to costs associated with the acquisition and integration of Grid AI Corp. and AMPX, increased professional fees, public company expenses, financing activities, legal and accounting costs, compensation-related expenses, and the operational and administrative infrastructure required to support the Company’s expanded business activities following the Grid AI acquisition.

Total other Income (Expense)

Total other expense for the three months ended March 31, 2026 totaled approximately $0.1 million, compared to approximately $0.1 million for the three months ended March 31, 2025. This has remained consistent with the three months ended March 31, 2025. Interest expense of approximately $0.5 million was partially offset by other income of approximately $0.4 million, primarily related to a tax credit receivable.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2026 totaled approximately $3.7 million, an increase of approximately $2.8 million, or 294%, compared to a loss from continuing operations of approximately $0.9 million for the three months ended March 31, 2025.

The increase was primarily attributable to increased research and development expenses, higher general and administrative expenses, increased interest expense and costs associated with newly acquired revenue-generating AI operations, government grant income and Research and Development tax credit.

Loss from discontinued operations

There was no loss from discontinued operations for the three months ended March 31, 2026. Loss from discontinued operations for the three months ended March 31, 2025 was approximately $0.3 million related primarily to the ImmunogenX business, which had previously been classified as held for sale and was ultimately disposed of through the rescission transaction completed on December 31, 2025. As a result, this line item reflects the operating results and other effects of that disposal group for the applicable periods.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2026 was approximately $0.3 million, compared to no income tax benefit for the three months ended March 31, 2025 The increase was primarily attributable to the recognition of deferred tax benefits associated with the Company’s operations.

Net income (loss)

As a result of the factors above, our net loss for the three months ended March 31, 2026 totaled approximately $3.4 million, an increase of approximately $2.2 million, or 173%, compared to a net loss of approximately $1.3 million for the three months ended March 31, 2025.

Cash Flows for the three months Ended March 31, 2026 and 2025

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(1,786,751)	$(818,635)
Investing activities	—	—
Financing activities	1,453,628	700,000
Net (decrease) increase in cash, cash equivalents and restricted cash	$(333,123)	$(118,635)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $1.8 million, primarily attributable to our net loss of approximately $3.4 million. Non-cash adjustments included amortization of approximately $0.6 million, stock-based compensation of approximately $0.7 million, and amortization of debt discount of approximately $0.3 million. Changes in operating assets and liabilities included approximately $0.6 million related to accrued expenses, approximately $0.2 million related to accounts payable, and approximately $0.1 million related to other current liabilities. These were partially offset by approximately $0.5 million related to other current assets, approximately $0.3 million related to deferred tax liabilities, and approximately $0.02 million related to accounts receivables.

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

Investing Activities

There was no cash provided by investing activities during the three months ended March 31, 2025 and March 31, 2026

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was approximately $1.5 million. This was primarily attributable to proceeds from warrant exercises of approximately $1.1 million and proceeds from promissory notes of approximately $0.1 million. These inflows were partially offset by repayments of promissory notes of approximately $0.7 million.

Net cash provided by financing activities of approximately $0.7 million for the three months ended March 31, 2025 was due to net proceeds of approximately $0.7 million from the draw from the revolver loan.

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of our condensed consolidated financial statements are summarized in Note 2 to the condensed consolidated financial statements and notes thereto found in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require us to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2026, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10 - Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of a material weakness in internal control over financial reporting related to the integration of Grid AI Corp., including insufficient accounting resources and processes to ensure the timely and accurate preparation and review of financial information.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) initiated an action against the Company by filing a summons and complaint in the Supreme Court of the State of New York, New York County. The complaint alleges that the Company owes to EGS $749,301.00 in fees for legal services EGS allegedly provided to the Company between September 2023 to January 2025, which amounts had been previously accrued within accounts payable in the company’s financial statements as of December 31, 2025 and March 31, 2026, a period of time prior to the appointment of certain new directors to the Board and of Mr. Paolone as Interim Chief Executive Officer. EGS’s lawsuit alleges breach of contract, account stated, and quantum meruit claims. On May 12, 2026, Ellenoff Grossman & Schole LLP and GridAI Technologies Corp. entered into a Settlement Agreement and General Release to resolve the action filed by EGS in the Supreme Court of the State of New York, New York County, relating to alleged unpaid legal fees. Under the terms of the settlement, the Company agreed to pay EGS a total of $360,000, consisting of an initial payment of $100,000, which has been paid, and the remaining balance in three equal installment payments over a one-year period. Upon receipt of the initial payment, EGS agreed to dismiss the action with prejudice. The settlement agreement includes mutual releases of claims related to the dispute and contains customary confidentiality, non-disparagement, and default provisions. The Company expressly denied any admission of liability in connection with the settlement.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

(b)Exhibits

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

GRIDAI TECHNOLOGIES CORP.

By	/s/ Jason Sawyer
Jason Sawyer
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Anna Skowron
Anna Skowron
Interim Chief Financial Officer
Date: May 27, 2026		(Principal Financial and Accounting Officer)