Form 10-Q
period 2026-06-30
GridAI Technologies Corp.
filed 2026-08-21
CIK 1604191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 7,131,123 shares of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), outstanding as of Aug 21, 2026.

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

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “target”, “potential”, “will”, “would”, “could”, “should”, “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our ability to maintain compliance with the applicable listing requirements of The Nasdaq Capital Market;
●	our ability to satisfy our existing payment obligations and other payment obligations as they become due, including those related to the acquisition of First Wave Bio, Inc. and the Grid AI acquisition, as well as risks and uncertainties associated with integrating Grid AI’s operations and meeting related financial commitments;
●	statements regarding the impact of geopolitical events, including the war in Ukraine and the Middle East, and their effects on our operations, access to capital, research and development and clinical trials and potential disruption in the operations and business of third-party vendors, contract research organizations (“CROs”), contract development and manufacturing organizations (“CDMOs”), other service providers, and collaborators with whom we conduct business;
●	the availability of capital to satisfy our working capital requirements;
●	our ability to execute definitive customer, project, development, software, licensing and other commercial agreements on the timing and terms anticipated;
●	our ability to successfully commercialize, deploy and scale the technologies and platforms of Grid AI Corp.;
●	our ability to convert existing and prospective customer and project opportunities into binding commercial agreements and ultimately into revenue;
●	our ability to achieve our projected revenue, margins, profitability, cash flows and other financial and operating results, including the timing and magnitude of the anticipated ramp-up in revenue from our AI Segment;
●	the accuracy of our assumptions and estimates regarding future customer demand, market opportunities, project capacity, commercialization timelines and the expected scale and economics of our AI and energy technology business;
●	our current and future capital requirements and our ability to raise additional funds to satisfy our capital needs;
●	the effects of the completed rescission of the IMGX transaction and the liabilities retained by the Company in connection therewith;
●	the accuracy of our estimates regarding expense, future revenue and capital requirements;
●	our ability to continue operating as a going concern;
●	our plans to develop and commercialize our product candidates, including Adrulipase,
●	our ability to initiate and complete our clinical trials and to advance our principal product candidates into additional clinical trials, including pivotal clinical trials, and successfully complete such clinical trials;
●	regulatory developments in the U.S. and foreign countries;

●	the performance of our third-party vendor(s), CROs, CDMOs and other third-party non-clinical and clinical development collaborators and regulatory service providers;
●	our ability to obtain and maintain intellectual property protection for our core assets;
●	the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	the success of competing products and product candidates in development by others that are or become available for the indications that we are pursuing;
●	the loss of key scientific, clinical and nonclinical development, and/or management personnel, internally or from one of our third-party collaborators; and
●	other risks and uncertainties, including those listed under Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our businesses and the markets in which we operate, including the markets for certain drugs and consumer products and the artificial intelligence, energy technology, data center infrastructure and grid optimization markets in which Grid AI Corp. and our AI Segment operate. Such information includes, among other things, data and assumptions regarding estimated market sizes and projected growth rates, the incidence of certain medical conditions, anticipated customer demand and adoption, commercialization opportunities, project development and deployment timelines, expected market opportunities, and other industry and market trends.

Certain information relating to our AI Segment and Grid AI Corp. also includes estimates, forecasts, projections and assumptions regarding the commercialization and deployment of our technology platforms and related software, energy optimization and data center infrastructure opportunities.

Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to significant uncertainties, risks and assumptions, and actual events, results or circumstances may differ materially from the events, results and circumstances reflected in such information. Unless otherwise expressly stated, we obtained industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources, as well as, where applicable, information provided by customers, prospective customers, project counterparties and other third parties. We have not independently verified data obtained from third-party sources. In some cases, we do not expressly refer to the sources from which these data are derived.

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

The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026.

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,379,721	$899,784
Accounts receivable, net	79,578	29,974
Other current receivables	371,807	1,309,053
Other current assets	—	246,134
Prepaid expenses	468,078	110,934
Total Current Assets	2,299,184	2,595,879

Other Assets:
Developed technology, net	17,846,025	18,810,675
Customer relations, net	2,089,813	2,233,938
Trade name, net	752,025	792,675
Goodwill	14,048,553	24,118,676
Total Other Assets	34,736,416	45,955,964
Total Assets	$37,035,600	$48,551,843

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,293,761	$3,381,500
Accrued expenses	1,294,661	1,434,826
Due to related parties	251,887	267,512
Accrued dividend payable	1,811,250	1,647,820
Deferred consideration	6,250,000	6,250,000
Notes payable	1,676,361	2,027,184
Operating lease liabilities	135,609	135,609
Income tax payable	130,573	—
Common stock payable	202,900	—
Other current liabilities	98,837	14,870
Total Current Liabilities	14,145,839	15,159,321
Deferred tax liability	4,121,323	4,559,000
Total Liabilities	18,267,162	19,718,321

Mezzanine Equity:
Series G preferred stock- Par value $0.0001 per share; 13,000 shares designated; 596 and 596 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	3,890,626	3,890,626
Stockholders’ Equity:
Series B preferred stock- Par value $0.0001 per share; 5,194.81 shares authorized; 475.56 and 475.56 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Series C preferred stock- Par value $0.0001 per share; 75,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Series D preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Series E preferred stock- Par value $0.0001 per share; 150 shares designated; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Series F preferred stock- Par value $0.0001 per share; 7,000 shares designated; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Series H preferred stock- Par value $0.0001 per share, 38,801.546 shares designated; 38,801.546 and 38,801.546 shares issued and outstanding at June 30, 2026 and December 31, 2025.	4	4
Common stock - Par value $0.0001 per share; 100,000,000 shares authorized; 6,913,198 and 4,224,146 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	691	422
Additional paid-in capital	239,708,042	228,558,107
Shareholder and subscription receivables	(4,363,499)	—
Accumulated deficit	(224,924,691)	(208,780,662)
Non-controlling interest	4,791,062	5,126,029
Accumulated other comprehensive income (loss)	(333,799)	38,996
Total Stockholders’ Equity	14,877,812	24,942,896
Total Liabilities, Mezzanine Equity and Stockholders’ Equity	$37,035,600	$48,551,843

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$85,876	$—	$124,084	$—
Cost of services	122,390	—	774,338	—
Gross loss	(36,514)	—	(650,254)	—
Operating expenses:
Research and development expenses	8,424	10,631	639,804	26,458
Goodwill impairment	10,070,124	—	10,070,124	—
General and administrative expenses	2,991,698	628,233	5,361,076	1,433,791
Total operating expenses	13,070,246	638,864	16,071,004	1,460,249

Loss from operations	(13,106,760)	(638,864)	(16,721,258)	(1,460,249)

Other expenses:
Interest income (expense), net	(387,435)	(36,067)	(909,535)	(53,968)
Other income (expense), net	398,443	—	798,710	(108,818)
Total other income (expense)	11,008	(36,067)	(110,825)	(162,786)

Loss from continuing operations before income taxes	$(13,095,752)	$(674,931)	$(16,832,083)	$(1,623,035)

Income tax benefit	55,459	—	353,088	—
Loss from continuing operations	$(13,040,293)	$(674,931)	$(16,478,995)	$(1,623,035)

Loss from discontinued operations net of tax	—	(323,340)	—	(634,855)
Net loss	$(13,040,293)	$(998,271)	$(16,478,995)	$(2,257,890)
Net loss attributable to non-controlling interests	(221,221)	—	(334,967)	—
Preferred stock dividends	(82,165)	(82,165)	(163,427)	(163,428)
Net loss applicable to common shareholders	$(12,901,237)	$(1,080,436)	$(16,307,455)	$(2,421,318)

Weighted average shares outstanding, basic and diluted	6,419,222	4,765,004	5,796,241	4,765,004
Loss per share, basic and diluted	$(2.01)	$(0.23)	$(2.81)	$(0.51)
Loss per share from discontinued operations, basic and diluted	$—	$(0.07)	$—	$(0.13)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(13,040,293)	$(998,271)	$(16,478,995)	$(2,257,890)
Other comprehensive loss - foreign currency translation adjustment	$(383,133)	$—	$(372,795)	$—
Comprehensive loss	$(13,423,426)	$(998,271)	$(16,851,790)	$(2,257,890)

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Statements of Mezzanine Equity and Changes in Stockholders’ Equity (Deficit) (unaudited)

For the Three Months Ended June 30, 2026

	Series G Convertible		Series B Convertible		Series H Convertible				Shareholder and	Additional		Non	Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		subscription	Paid In	Accumulated	Controlling	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	receivable	Capital	Deficit	Interest	Income (Loss)	Equity
Balance, March 31, 2026	596	$3,890,626	476	$—	38,802	$4	6,108,264	$610	$(163,500)	$230,808,909	$(212,105,618)	$5,012,283	$49,334	$23,602,023
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	—	(82,165)	—	—	—	(82,165)
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	136,562	14	—	148,839	—	—	—	148,853
Issuance of common stock on exercise of pre-funded warrants	—	—	—	—	—	—	105,000	10	—	(10)	—	—	—	—
Issuance of common stock in settlement of accounts payable	—	—	—	—	—	—	80,629	8	—	227,722	—	—	—	227,730
Issuance of common stock in settlement of accrued interest on revolving loan	—	—	—	—	—	—	71,482	7	—	232,308	—	—	—	232,315
Issuance of common stock, pre-funded warrants and warrants in private placements, net of subscriptions receivable	—	—	—	—	—	—	161,260	16	(4,199,999)	7,789,966	—	—	—	3,589,983
Stock based compensation - RSU	—	—	—	—	—	—	250,000	25	—	582,475	—	—	—	582,500
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(383,133)	(383,133)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(12,819,072)	(221,221)	—	(13,040,293)
Balance, June 30, 2026	596	$3,890,626	476	$—	38,802	$4	6,913,198	$691	$(4,363,499)	$239,708,042	$(224,924,691)	$4,791,062	$(333,799)	$14,877,812

For the Three Months Ended June 30, 2025

	Series G Convertible		Series B Convertible		Series H Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2025	12,373	$61,681,100	476	$—	—	$—	1,588,576	$160	$198,429,849	$(203,647,628)	$(5,217,619)
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(82,165)	—	(82,165)
Net income (loss)	—	—	—	—	—	—	—	—	—	(998,270)	(998,270)
Balance, June 30, 2025	12,373	$61,681,100	476	$—	—	$—	1,588,576	$160	$198,347,684	$(204,645,898)	$(6,298,054)

For the Six Months Ended June 30, 2026

	Series G Convertible		Series B Convertible		Series H Convertible				Shareholder and	Additional		Non	Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		subscription	Paid In	Accumulated	Controlling	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	receivable	Capital	Deficit	Interest	Income (Loss)	Equity
Balance, December 31, 2025	596	$3,890,626	476	$—	38,802	$4	4,224,147	$422	$—	$228,558,107	$(208,780,662)	$5,126,029	$38,996	$24,942,896
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	—	(163,427)	—	—	—	(163,427)
Issuance of common stock for services	—	—	—	—	—	—	45,000	4	—	159,746	—	—	—	159,750
Issuance of common stock for exercise of warrants	—	—	—	—	—	—	1,303,063	130	(163,500)	1,420,297	—	—	—	1,256,927
Issuance of common stock from vested RSUs	—	—	—	—	—	—	160,000	16	—	(16)	—	—	—	—
Issuance of common stock on exercise of pre-funded warrants	—	—	—	—	—	—	367,617	37	—	(37)	—	—	—	—
Issuance of common stock in settlement of accounts payable	—	—	—	—	—	—	80,629	8	—	227,722	—	—	—	227,730
Issuance of common stock in settlement of accrued interest on revolving loan	—	—	—	—	—	—	71,482	7	—	232,308	—	—	—	232,315
Issuance of common stock, pre-funded warrants and warrants in private placements, net of subscriptions receivable	—	—	—	—	—	—	161,260	16	(4,199,999)	7,789,966	—	—	—	3,589,983
Stock based compensation - RSU	—	—	—	—	—	—	500,000	50	—	1,164,950	—	—	—	1,165,000
Issuance of warrants related to promissory note	—	—	—	—	—	—	—	—	—	318,428	—	—	—	318,428
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(372,795)	(372,795)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(16,144,028)	(334,967)	—	(16,478,995)
Balance, June 30, 2026	596	$3,890,626	476	$—	38,802	$4	6,913,198	$691	$(4,363,499)	$239,708,042	$(224,924,691)	$4,791,062	$(333,799)	$14,877,812

For the Six Months Ended June 30, 2025

	Series G Convertible		Series B Convertible		Series H Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024 - post reverse stock split	12,373	$61,681,100	476	$—	—	$—	1,584,679	$159	$198,511,111	$(202,388,008)	$(3,876,738)
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(81,263)	—	(81,263)
Issuance of common stock from RSU vest	—	—	—	—	—	—	3,897	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,259,620)	(1,259,620)
Deemed dividend of Series B preferred stock	—	—	—	—	—	—	—	—	(82,165)	—	(82,165)
Net income (loss)	—	—	—	—	—	—	—	—	—	(998,270)	(998,270)
Balance, June 30, 2025	12,373	$61,681,100	476	$—	—	$—	1,588,576	$160	$198,347,684	$(204,645,898)	$(6,298,054)

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,478,995)	$(2,257,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	$1,149,426	$—
Amortization of debt discount	$688,226	$—
Goodwill impairment	$10,070,124	$—
Stock-based compensation	$1,324,750	$—
Change in right-of-use assets	$—	$17,994
Impairment of right-of-use assets	$—	$108,759
Changes in assets and liabilities:
Trade receivable	$(49,604)	$—
Other current assets	$937,246	$—
Prepaid expenses	$(357,144)	$1,160
Lease liabilities	$—	$(4,925)
Deposits	$—	$49,129
Deferred tax liability	$(437,677)	$—
Accounts payable	$(860,009)	$339,199
Accrued expenses	$92,150	$163,396
Other current liabilities	$83,967	$—
Other operating assets and liabilities, net	$545,969	$709,665

Net cash used in operating activities	$(3,291,571)	$(873,513)

Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants and warrants, net	$3,289,983	$—
Repayment of revolving loan principal	$(700,000)	$—
Proceeds from promissory notes	$999,000	$700,000
Proceeds from warrant exercises	$555,320	$—
Net cash provided by financing activities	$4,144,303	$700,000
Effect of exchange rate changes on cash	$(372,795)	$—
Net increase (decrease) in cash, cash equivalents and restricted cash	$479,937	$(173,513)
Cash, cash equivalents and restricted cash, beginning balance	$899,784	$184,992
Cash, cash equivalents and restricted cash, ending balance	$1,379,721	$11,479
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,379,721	$4,474
Restricted cash	$—	$7,005
Cash, cash equivalents and restricted cash	$1,379,721	$11,479
Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Accrued dividends on Series B preferred stock	$163,427	$163,428
Warrants granted with promissory notes	$318,428	$—
Promissory notes settled for warrant exercises	$701,780	$—
Shareholder receivable related to warrant exercises	$163,500	$—
Subscription receivable related to private placements	$4,199,999	$—
Common stock issued in settlement of accounts payable	$227,730	$—
Common stock issued in settlement of accrued interest on revolving loan	$232,315	$—

Promissory note settled in connection with May 2026 private placement	$300,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

GRIDAI TECHNOLOGIES CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2026 and December 31, 2025, and for the Three and Six Months Ended June 30, 2026 and 2025

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

As of June 30, 2026, the Company’s intangible assets primarily relate to technologies and intellectual property acquired in connection with the GridAI transaction. Intangible assets related to IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written off, and the Company will record a noncash impairment loss in its Consolidated Statements of Operations. For those technologies that reach commercialization, the related intangible assets will be amortized over their estimated useful lives.

For tax purposes, intangible assets related to IPR&D are considered indefinite-lived intangible assets.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of approximately $1.4 million, a working capital deficit of approximately $11.8 million, and an accumulated deficit of approximately $224.9 million.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of Grid AI and its wholly owned subsidiaries and First Wave Biopharma, Inc. Intercompany transactions and balances have been eliminated upon consolidation. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements of Grid AI, and it’s subsidiaries, included herein have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Filed with SEC on May 1, 2026. The consolidated Balance Sheet as of December 31, 2025 was derived from the audited financial statements included in Company’s Annual Report on Form 10-K

The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results expected for the fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from date of purchase to be cash equivalents. A portion of the Company’s cash and cash equivalents is held by foreign subsidiaries and is denominated in foreign currencies, including British Pound Sterling, Czech Koruna and Australian Dollar.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of the acquired business over the fair value of amounts assigned to assets acquired and liabilities assumed. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. During the three and six months ended June 30, 2026, the Company performed a quantitative goodwill impairment assessment and recognized a goodwill impairment charge of approximately $0 and $10.1 million, respectively. No goodwill impairment charge was recognized during the three or six months ended June 30, 2025. See Note 7.

Digital Assets

The Company is evaluating the planned acceptance of stable-coins as a form of consideration in future transactions. Under U.S. GAAP, digital assets similar to stable-coins are potentially classified within the scope of ASU 2023-08 (ASC 350-60, Crypto Assets) and would be measured at fair value with changes recognized in earnings. Digital assets that do not meet the scope criteria would continue to be accounted for as indefinite-lived intangible assets under ASC 350 and measured at cost, less impairment. The Company is currently assessing the appropriate classification and measurement for any such digital assets based on their specific characteristics. As of June 30, 2026, the Company did not hold any stable-coins or other in-scope crypto assets.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through June 30, 2026.

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

The Company accounts for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, the Company recognizes a tax benefit only to the extent that the position is more likely than not to be sustained based on its technical merits and the available facts and circumstances. As of June 30, 2026 and December 31, 2025, the Company did not have any significant uncertain tax positions.

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

The dilutive effect of stock options and warrants is determined using the treasury stock method. Stock options, warrants, pre-funded warrants and other potentially dilutive securities were not included in the computation of diluted earnings per share for the periods presented because the Company incurred losses and their effect would have been anti-dilutive. See Note 19.

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

Following the acquisition of Grid AI Corp. on September 30, 2025, the Company’s research and development activities also include technology and platform development related to energy optimization and digital infrastructure solutions. Costs associated with these activities, primarily consisting of professional fees and personnel-related expenses, are expensed as incurred. During the quarter ended June 30, 2026, certain of these costs were classified within research and development expense, while other costs continued to be classified within operating expenses based on their nature.

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

As of June 30, 2026, the Company does not have any assets or liabilities classified as held for sale and has not presented any discontinued operations.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for expected credit losses based on management’s assessment of collectability, historical experience, current conditions and reasonable and supportable forecasts in accordance with ASC 326, Financial Instruments - Credit Losses (“CECL”). As of June 30, 2026, December 31, 2025 and December 31, 2024, the Company did not record an allowance for credit losses. Accounts receivable balances were $79,578, $29,974 and $0 as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively. Management evaluated the $79,578 balance at June 30, 2026 and determined that no write-off or allowance was required.

Prepaid Expenses

Prepaid expenses include $250,000 paid to Aldersgate Capital Partners Ltd. on May 29, 2026 under a 12-month capital markets advisory engagement. The amount is being recognized over the contractual service period and is not a placement or finder’s fee related to the May 2026 private placements.

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

Foreign Currency

The Company’s functional currency is the U.S. dollar. For foreign subsidiaries, the functional currency is generally the local currency. The Company operates through subsidiaries in multiple jurisdictions, including the United Kingdom, Czech Republic, and Australia, whose functional currencies are primarily the British Pound Sterling, Czech Koruna, and Australian Dollar, respectively. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while income and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Foreign currency transaction gains and losses are recognized in the condensed consolidated statements of operations as incurred and are included within Other income (expense), net. Transactions denominated in currencies other than the functional currency are recorded at the exchange rate in effect at the date of the transaction, and monetary assets and liabilities are remeasured at exchange rates in effect at the reporting date, with resulting gains and losses recognized in earnings.

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

As of June 30, 2026, the Company had no assets or liabilities classified as held for sale related to IMGX. See Note 4 - Discontinued Operations and Assets Held for Sale.

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

The purchase price allocation remains preliminary and subject to adjustment during the measurement period, which extends through September 30, 2026. During the measurement period, the Company may record adjustments to the provisional amounts recognized for assets acquired and liabilities assumed based on additional information obtained about facts and circumstances that existed as of the acquisition date. No measurement period adjustments were recorded during the six months ended June 30, 2026.

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

As of June 30, 2026, the Company had no assets or liabilities classified as held for sale and had no discontinued operations related to IMGX.

The following table summarizes the Company’s loss from discontinued operations:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025
Operating expenses:
Research and development expenses	$—	—
General and administrative expenses	—	—
Total operating expenses	—	—
Interest expense	—	(634,855)
Other (expense) income	—	—
Loss from discontinued operations	$—	(634,855)

As of June 30, 2026, the Company had no assets or liabilities classified as held for sale. Assets and liabilities held for sale as of June 30, 2025 were as follows:

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

Note 5 - Fair Value Disclosures

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value. The carrying value of the deferred consideration and note payable approximates their fair value as of June 30, 2026.

At June 30, 2026 and December 31, 2025, the Company had no other assets or liabilities that are subject to fair value methodology and estimation in accordance with U.S. GAAP.

Note 6 – Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements consisted of the following:

	June 30,	December 31,
	2026	2025
Computer equipment and software	$11,540	$11,540
Office equipment	48,278	48,278
Leasehold improvements	28,000	28,000
Total property, plant, and equipment	87,818	87,818
Less accumulated depreciation	(87,818)	(87,818)
Property, plant and equipment, net	$—	$—

Depreciation expense was $0 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Note 7 – Goodwill

Goodwill is as follows:

Balance on December 31, 2024	$1,684,182
Goodwill associated with Grid AI acquisition	22,434,494
Balance at December 31, 2025	$24,118,676
Goodwill impairment charge during the six months ended June 30, 2026	(10,070,124)
Balance at June 30, 2026	$14,048,553

The goodwill recognized in connection with the Grid AI acquisition is primarily attributable to expected synergies from integrating Grid AI’s operations with the Company’s existing platform, including anticipated growth in AI-driven energy optimization solutions, expansion into new markets, and assembled workforce.

The Company’s goodwill is associated with its acquisition of Grid AI Corp. During the six months ended June 30, 2026, the Company identified a triggering event as actual operating performance and updated near-term financial projections were significantly below the projections established at the acquisition date, primarily due to delays in commercialization and customer contract execution. As a result, the Company performed a quantitative goodwill impairment assessment and recognized a goodwill impairment charge of approximately $10.1 million as of June 30, 2026.

The impairment primarily reflects a delay in the timing of projected revenue and cash flows, rather than a fundamental change in the expected long-term performance of the Grid AI business. Although the anticipated revenue and profitability ramp-up has been deferred, management continues to believe that the long-term revenue levels and commercial potential contemplated in the original projections remain achievable.

Note 8 – Intangible Assets

The following identifiable intangible assets were recognized as part of the Grid AI acquisition and are not classified as held for sale. These assets are amortized on a straight-line basis over their estimated useful lives:

	Estimated	June 30,
	Useful Life	2026
Developed Technology	10 years	$19,293,000
Less: accumulated amortization		(1,446,975)
Developed Technology, net		$17,846,025
Customer Relationships	8 years	$2,306,000
Less: accumulated amortization		(216,187)
Customer Relations, net		$2,089,813
Trade Name	10 years	$813,000
Less: accumulated amortization		(60,975)
Trade Name, net		$752,025

Estimated
Year ending December 31,	Amortization Expense
2026	1,149,425
2027	2,298,850
2028	2,298,850
2029	2,298,850
2030 and thereafter	12,641,888
Total	$20,687,863

Amortization expense related to intangible assets was approximately $1.1 million for the six months ended June 30, 2026. No impairment of the Company’s finite-lived intangible assets was recognized as of June 30, 2026.

Note 9 - Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Professional fees	576,245	1,138,207
Consulting	617,514	84,717
Accrued interest	—	111,000
Lease obligation fee	100,902	100,902
Total accrued expenses	$1,294,661	$1,434,826

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

Common Stock

The Company had 6,913,198 and 4,224,146 shares of common stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively.

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

Common Stock Payable

As of June 30, 2026, common stock payable of $202,900 related to LMC Communications Inc. under a consulting arrangement. Subsequent to June 30, 2026, the Company issued 50,000 shares of common stock to LMC Communications Inc. in settlement of this obligation, as further disclosed in Note 22.

Preferred Stock

The Board of Directors is authorized to divide the preferred stock into any number of series, fix the designation and number of shares of each series, and determine or change the designation, relative rights, preferences and limitations of any series of preferred stock.

Series B Preferred Stock

On July 16, 2020, the Company designated approximately 5,194.81 shares as Series B Preferred Stock. As of June 30, 2026 and December 31, 2025, 475.56 shares of Series B Preferred Stock were issued and outstanding. Each share of Series B Preferred Stock has a liquidation preference equal to its stated value of $7,700 per share, plus any accrued and unpaid dividends.

As of June 30, 2026 and December 31, 2025, the Company had accrued dividends payable related to the Series B Preferred Stock of approximately $1.8 million and $1.6 million, respectively, which are included in accrued dividend payable on the condensed consolidated balance sheets.

Series C Preferred Stock

On January 5, 2021, the Company designated 75,000 shares as Series C Preferred Stock. As of June 30, 2026 and December 31, 2025, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

On July 15, 2022, the Company designated 150 shares as Series D Preferred Stock. As of June 30, 2026 and December 31, 2025, no shares of Series D Preferred Stock were issued and outstanding.

Series E Preferred Stock

On July 15, 2022, the Company designated 150 shares as Series E Preferred Stock. As of June 30, 2026 and December 31, 2025, no shares of Series E Preferred Stock were issued and outstanding.

Series F Preferred Stock

On November 28, 2022, the Company designated 7,000 shares as Series F Preferred Stock. As of June 30, 2026 and December 31, 2025, no shares of Series F Preferred Stock were issued and outstanding.

Series H Preferred Stock

On September 30, 2025, the Company designated 38,801.546 shares of Series H Non-Voting Convertible Preferred Stock. As of June 30, 2026 and December 31, 2025, 38,801.546 shares of Series H Preferred Stock were issued and outstanding.

Each share of Series H Preferred Stock has a liquidation preference of $618.53 per share, resulting in an aggregate liquidation preference of approximately $24.0 million as of June 30, 2026.

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

As of and through June 30, 2026, no shares of Series H Preferred Stock had been converted into common stock.

Mezzanine Equity

Series G Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 595.81 shares of Series G Convertible Preferred Stock issued and outstanding, representing a stated value of approximately $3.9 million.

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

Pre-Funded Warrant Exercises

During the three months ended June 30, 2026, holders exercised 105,000 pre-funded warrants to purchase shares of the Company’s common stock. Common warrant exercises during the three months ended June 30, 2026 resulted in cash proceeds of approximately $148,853. During the six months ended June 30, 2026, holders exercised 367,617 pre-funded warrants to purchase shares of the Company’s common stock. Common warrant exercises during the six months ended June 30, 2026 resulted in cash proceeds of approximately $555,320 and the settlement of outstanding promissory note obligations of approximately $701,780 through cancellation of such notes. The related issuances of common stock were recorded within stockholders’ equity.

Common Stock Issuances

During the three months ended June 30, 2026, warrants and pre-funded warrants to purchase an aggregate of 241,562 shares of common stock were exercised, including 105,000 pre-funded warrants. During the six months ended June 30, 2026, warrants and pre-funded warrants to purchase an aggregate of 1,670,680 shares of common stock were exercised. Of this amount, 367,617 shares related to the exercise of pre-funded warrants.

During the three months ended June 30, 2026, the Company issued an aggregate of 250,000 shares of common stock in connection with the vesting of restricted stock units and equity compensation arrangements. During the six months ended June 30, 2026, the Company issued an aggregate of 660,000 shares of common stock in connection with the vesting of restricted stock units and equity compensation arrangements.

No shares of common stock were issued in exchange for services rendered during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company issued an aggregate of 45,000 shares of common stock in exchange for services rendered.

During the three months ended June 30, 2026, the Company issued an aggregate of 80,629 shares of common stock in settlement of accounts payable. During the six months ended June 30, 2026, the Company issued an aggregate of 80,629 shares of common stock in exchange for settlement of accounts payable.

During the three months ended June 30, 2026, the Company issued an aggregate of 71,482 shares of common stock in settlement of accrued interest under the revolving loan agreement. During the six months ended June 30, 2026, the Company issued an aggregate of 71,482 shares of common stock in settlement of accrued interest under the revolving loan agreement.

During the three months ended June 30, 2026, the Company issued an aggregate of 161,260 shares of common stock in connection with financing transactions. During the six months ended June 30, 2026, the Company issued an aggregate of 161,260 shares of common stock in connection with financing transactions.

No shares of common stock were issued in connection with the vesting of restricted stock units during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company issued an aggregate of 3,897 shares of common stock in connection with the vesting of restricted stock units. In addition, certain warrant exercises during the six months ended June 30, 2026 resulted in shareholder receivables of approximately $163,500 as of June 30, 2026, representing amounts due to the Company for shares issued in connection with warrant exercises that had not yet been settled in cash as of period end. Subscription receivables associated with the May 2026 private placements were approximately $4.2 million as of June 30, 2026 and were recorded as a reduction of stockholders’ equity.

The Company had 6,913,198 shares of common stock issued and outstanding as of June 30, 2026.

Note 11 – Warrants

Warrant activity for the six months ended June 30, 2026 and 2025 was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Remaining
	Warrants	Per Share	Term in Years
Warrants outstanding and exercisable on December 31, 2025	5,190,571	$5.15	4.36
Issued during the period	6,924,120	1.46	4.86
Cancelled during the period	—	—	—
Expired during the period	(166)	94,431.03	—
Exercised during the period	(1,670,680)	0.85	—
Warrants outstanding and exercisable on June 30, 2026	10,443,845	$2.31	4.44

Warrants outstanding and exercisable on December 31, 2024	1,642,571	$20.94	4.71
Issued during the period	—	—	—
Expired during the period	(23)	150,323.49	—
Exercised during the period	—	—	—
Warrants outstanding and exercisable on June 30, 2025	4,927,691	$6.75	4.46

During the six months ended June 30, 2026, the Company issued warrants to purchase an aggregate of 303,696 shares of common stock in connection with promissory note financing transactions. See Note 15 - Debt for additional information regarding the related promissory notes and debt discount.

The weighted-average grant date fair value of the warrants issued in connection with promissory note financing transactions during the six months ended June 30, 2026 was approximately $1.69 per warrant. No warrants were granted during the six months ended June 30, 2025.

The grant date fair values of the warrants issued during the six months ended June 30, 2026 were calculated using the Black-Scholes option pricing model with the following assumptions:

2026
Expected life (in years)	4.46 - 4.91
Volatility	116% – 118%
Risk-free interest rate	3.90-4.28%
Dividend yield	0%

During the six months ended June 30, 2026, warrants and pre-funded warrants to purchase an aggregate of 1,670,680 shares of common stock were exercised, including 367,617 pre-funded warrants. No warrants were exercised during the six months ended June 30, 2025.

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

The 2020 Plan provides for the issuance of equity-based awards, including stock options and restricted stock units, to employees, directors and consultants. As of January 1, 2026, the number of shares of common stock available for issuance under the 2020 Plan automatically increased to 3,801,549 shares pursuant to the evergreen provision of the plan.

The following table summarizes the Company’s stock option activity:

		Weighted	Remaining
		Average	Contract
	Number	Exercise	Life	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding as of December 31, 2025	19	$39,125.17	5.54	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Outstanding as of June 30, 2026	19	$—	—	—
Exercisable as of June 30, 2026	19	$39,125.17	5.54	$—

Outstanding as of December 31, 2024	29,950	$8,181.66	—	$—
Acquired from IMGX	—	—	—	—
Expired	(27,191)	223.80	—	—
Outstanding as of June 30, 2025	2,759	37,875.21	5.67	—
Exercisable as of June 30, 2025	2,759	$37,875.21	5.67	$—

There were no grants of stock options during the six months ended June 30, 2026 or 2025.

Restricted Stock Units

Restricted stock unit awards (“RSUs”) represent the right to receive shares of the Company’s common stock upon satisfaction of applicable vesting conditions under the Company’s 2020 Omnibus Equity Incentive Plan.

RSU activity for the six months ended June 30, 2026 was as follows:

		Weighted-	Weighted-Average
		Average	Remaining
	Number	Grant Date	Recognition
	of Shares	Fair Value	Period (Years)
Non-vested Outstanding at December 31, 2025	1,160,000	$2.33	—
Awarded	—	—	—
Vested	(660,000)	—	—
Non-vested Outstanding at June 30, 2026	500,000	$2.33	—

Non-vested Outstanding at December 31, 2024	1,667	$11.88	2.24
Awarded	—	—	—
Vested	—	—	—
Cancelled	(1,667)	$11.88	—
Non-vested Outstanding at June 30, 2025	—	$—	—

During the six months ended June 30, 2026, 660,000 RSUs vested. No additional RSUs were awarded during the period. As of June 30, 2026, 500,000 RSUs remained non-vested, relating to the December 2025 grant to the Chief Executive Officer, with remaining quarterly vesting tranches scheduled for September 30 and December 31, 2026, subject to the terms of the award.

Stock - Based Compensation Expense

The total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Six months ended June 30,
	2026	2025
Research and development	$—	$—
General and administrative	1,324,751	—
Total stock-based compensation expense	$1,324,751	$—

Stock-based compensation and other equity compensation expense recognized during the six months ended June 30, 2026 included approximately $1.165 million related to RSU compensation and $159,750 related to common stock issued for services. The $227,730 of common stock issued in settlement of accounts payable was recorded as a non-cash settlement of an existing liability.

As of June 30, 2026, unrecognized compensation cost associated with future 2026 RSU vesting tranches was approximately $1.165 million, expected to be recognized over the remaining applicable vesting periods during 2026.

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

As of June 30, 2026, the Company had an operating lease liability of approximately $135,609.

The default was accounted for in accordance with ASC 842 and resulted in:

●	a decrease in ROU assets of approximately $108,759
●	recognition of additional accrued obligations of approximately $236,511

As of June 30, 2026, the weighted-average remaining lease term and weighted-average discount rate under operating leases were as follows:

June 30,
2026
Lease term and discount rate
Weighted-average remaining lease term (years)	0.2
Weighted-average discount rate	7.00%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 were as follows:

Year	Amount
2026	$149,381
Total lease payments	$149,381
Less: imputed interest	$(13,772)
Present value of lease liabilities	$135,609

In connection with the lease default, the Company recognized:

●	a decrease in ROU assets of approximately $108,759
●	lease liabilities of approximately $135,609
●	additional accrued obligations of approximately $236,511 related to remaining payments, settlement costs and penalties

The Company recognized a loss on lease termination of approximately $199,724, which was included in other expense during the year ended December 31, 2025.

Note 15 – Debt

The debt balances presented on the condensed consolidated balance sheets consist of deferred consideration of $6,250,000 and notes payable of $1,676,361 as of June 30, 2026. As of December 31, 2025, deferred consideration was $6,250,000 and notes payable were $2,027,184.

Deferred Consideration

In connection with the acquisition of Grid AI Corp., the Company recognized deferred consideration payable of $7,000,000 as part of the purchase consideration. During the year ended December 31, 2025, the Company made cash payments of $750,000 toward this obligation. As of June 30, 2026, the outstanding balance was $6,250,000. The deferred consideration is non-interest bearing and is expected to be settled through future cash payments or other negotiated arrangements in accordance with the terms of the acquisition agreement.

Notes Payable

Notes payable activity during the period ended June 30, 2026:

	Revolving	Promissory notes	Promissory
	line of credit	with warrants	Notes	Total
Principal balance December 31, 2025	$700,000	$1,017,184	$310,000	$2,027,184
Additions	—	999,000	—	$999,000
Cash repayment of revolving loan principal	(700,000)	—	—	(700,000)
Debt settlement (non-cash)	—	(692,080)	(310,000)	$(1,002,080)
Net amortization and settlement effect of debt discounts	—	352,257	—	$352,257
Total notes payable as of June 30, 2026	$—	$1,676,361	$—	$1,676,361

All outstanding debt was classified as current as of June 30, 2026.

Revolving Line of Credit

Prior to settlement, the Company had drawn $700,000 under the facility. As of June 30, 2026, no amounts remained outstanding under the revolving loan facility following the May 14, 2026 settlement described below.

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

During the three months ended June 30, 2026, the Company recognized amortization of debt discount of approximately $369,798. For the six months ended June 30, 2026, debt discount amortization was approximately $688,226. Warrants issued in connection with promissory note financing transactions during the six-month period resulted in approximately $336,270 of additional debt discount. After repayments, non-cash settlements and amortization of debt discounts, total notes payable were approximately $1.7 million as of June 30, 2026.

The promissory notes are unsecured and mature one year and one day from their respective issuance dates.

Note 16 - Related Party Transactions

The Company has related party transactions with AMP Solar Group Ltd. (“AMP Solar Group”), which holds a 25% non-controlling interest in AMP UK Holdings, a subsidiary of the Company. AMP Solar Group is part of the broader Amp Energy group of companies. Amp Z is an affiliated platform within the Amp Energy ecosystem and operates under common ownership and/or control with AMP Solar Group. As a result of this relationship, transactions between Grid AI Corp. and Amp Z are considered related party transactions. In connection with the acquisition of Grid AI Corp. on September 30, 2025, the Company assumed deferred consideration liabilities totaling $7.0 million. During the year ended December 31, 2025, the Company made payments totaling $750,000 related to this deferred consideration. As of June 30, 2026, the outstanding balance was $6.25 million. See Note 15.

A significant portion of the revenue and cash flow projections utilized in the goodwill impairment analysis related to the acquisition of Grid AI Corp., as described in Note 7, is anticipated to be generated from future commercial arrangements with Amp Z. As of June 30, 2026, the applicable commercial agreements with Amp Z had not been finalized. Accordingly, the timing and amount of revenues and cash flows associated with these arrangements are subject to uncertainty and depend, among other things, on the successful negotiation and execution of definitive agreements and subsequent commercialization.

The Company also has obligations to North York and Strategic EP LLC under arrangements predating the Grid AI acquisition. These obligations are non-interest bearing and are included within notes payable, rather than due to related parties, on the condensed consolidated balance sheets.

The Company has entered into consulting and service arrangements with certain members of management, including the Chief Executive Officer and Chief Financial Officer, either directly or through affiliated entities. Fees incurred under these arrangements are included in general and administrative expenses, and related unpaid amounts are included within due to related parties, as applicable. As of June 30, 2026, amounts due to related parties were $251,887.

The Company’s Chief Financial Officer is compensated only through an affiliated entity. The Chief Financial Officer’s consulting arrangement was previously with Skowron Accounting Professional Corporation and was subsequently transitioned to BPC Consulting Ltd. BPC Consulting Ltd. provides Chief Financial Officer and other consulting and accounting services to the Company.

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

Note 17- Commitments and Contingencies

Legal Matters

Ellenoff Grossman & Schole LLP

The Company was previously engaged in discussions with Ellenoff Grossman & Schole LLP (“EGS”) regarding certain outstanding legal fees and litigation initiated by EGS against the Company relating to unpaid legal fees. On May 12, 2026, the Company entered into a Settlement Agreement and General Releases with EGS to resolve the matter. Pursuant to the settlement agreement, the Company agreed to pay EGS an aggregate settlement amount of $360,000, consisting of (i) an initial payment of $100,000, which has been paid, and (ii) three installment payments of approximately $86,667 payable over a one-year period. Upon receipt of the initial payment, EGS agreed to dismiss the pending litigation with prejudice. As of June 30, 2026, approximately $260,000 remained payable under the settlement and was included within accounts payable. The litigation was discontinued with prejudice on May 14, 2026. The settlement resulted in a gain on settlement of approximately $389,301, which was recognized within other income (expense), net during the three and six months ended June 30, 2026.

WestPark

On May 26, 2026, WestPark Capital, Inc. (“WestPark”) commenced an arbitration proceeding against the Company before JAMS in New York. The claim, subsequently amended, alleges that the Company breached the terms of an investment banking agreement by not offering WestPark the right of first refusal to participate various transaction from August 2025 through July 2026. WestPark is seeking damages of approximately $2,057,600.

The Company denies the allegations set forth in the amended claim. At this time, the outcome of the arbitration cannot be reasonably predicted. The Company has recorded an accrual of $202,000 related to this matter in its financial statements as of June 30, 2026.

Asymchem Inc.

On April 22, 2026, the Supreme Court of the State of New York, County of New York, entered a judgment in favor of Asymchem, Inc. and against the Company related to unpaid invoices from prior years in the principal amount of $171,219, plus applicable interest at a rate of 9% per annum. The judgment amount of approximately $209,000 was accrued in the Company’s financial statements as of June 30, 2026. On August 17, 2026, the Company and Asymchem entered into a stipulation pursuant to which the parties agreed that the full judgment would be remitted from the restrained funds to Asymchem in full satisfaction of the judgment. The payment process was in progress as of the date of this Quarterly Report.

Government Grant

During 2025, AMPX, a subsidiary of the Company, applied for government grants related to research and development expenditure tax credits in the United Kingdom.

During the six months ended June 30, 2026, the Company recognized approximately $0.4 million of government grant income related to these programs, which was included in Other income (expense), net in the condensed consolidated statements of operations. The grant income was recognized during the three months ended March 31, 2026. No government grant income was recognized during the three months ended June 30, 2026.

All related government grant receivables had been collected by May 2026, and no government grant receivable remained outstanding as of June 30, 2026.

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

In applying the estimated annual effective tax rate approach prescribed under ASC 740-270, the Company recognized an income tax benefit of approximately $0.4 million for the six months ended June 30, 2026. For the three months ended June 30, 2026, the Company recognized an income tax benefit of approximately $55,000. The interim tax provision reflects the estimated annual effective tax rate adjusted for discrete items, including foreign tax attributes and research and development tax credits. No income tax benefit or expense was recognized for the comparable three-month period in 2025.

The Company may incur current income tax liabilities in individual foreign, state or local jurisdictions notwithstanding a consolidated pre-tax loss because taxable income and loss are determined separately by legal entity and jurisdiction. As of June 30, 2026, the Company recorded $130,573 of income tax payable associated with such jurisdictional tax obligations and timing differences.

The Company’s effective tax rate for interim periods differs from the applicable statutory tax rate primarily due to valuation allowance considerations, foreign rate differentials, noncontrolling interest allocations and research and development tax credits.

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

All shares of Common Stock that may potentially be issued in the future are as follows:

	June 30, 2026	December 31, 2025
Series G convertible preferred stock	1,787,424	1,787,424
Common stock warrants	10,443,845	5,190,325
Stock options	19	22
Restricted stock units outstanding and not vested	500,000	160,000
Series B convertible preferred stock	786,523	786,523
Series H preferred stock	38,802,000	38,802,000
Restricted stock not yet issued	1	1
Total shares of common stock issuable	52,319,812	46,726,295

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

Employer contributions under the 401(k) plan amounted to approximately $0 for the six months ended June 30, 2026 and $5,402 for the year ended December 31, 2025.

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

The following represents selected information for the Company’s reportable segments:

	June 30, 2026	December 31, 2025
Total assets by reportable segments:
AI segment	$33,776,129	$46,435,854
GI segment	3,259,471	2,115,989
Total assets by reportable segments	$37,035,600	$48,551,843

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025
Loss from operations by reportable segment:
AI segment	$(10,872,231)	$—
GI segment	(2,234,529)	(638,864)
Total operating loss by reportable segments	$(13,106,760)	$(638,864)

For the six months ended June 30, 2025, prior to the acquisition of Grid AI Corp., the Company operated through one reportable segment, its legacy GI Segment. Accordingly, no AI Segment results are presented for that period.

Operations by reportable segment for the six months ended June 30, 2026 are as follows:

	GridAI Technologies	Grid AI Corp
	Corp (GI Segment)	(AI Segment)	Total
Revenue	$—	$124,084	$124,084
Cost of Services	—	774,338	774,338
Gross Loss	—	(650,254)	(650,254)

Operating expenses:
Research and development expenses	8,424	631,380	639,804
Goodwill impairment	—	10,070,124	10,070,124
General and administrative expenses	4,114,207	1,246,869	5,361,076
Total operating expenses	4,122,631	11,948,373	16,071,004
Loss from operations	(4,122,631)	(12,598,627)	(16,721,258)

Other expenses:
Interest income (expense), net	(909,541)	6	(909,535)
Other income (expense), net	389,301	409,409	798,710
Total other income (expense)	(520,240)	409,415	(110,825)
Loss from continuing operations before income taxes	(4,642,871)	(12,189,212)	(16,832,083)
Income tax benefit	—	353,088	353,088
Net loss	$(4,642,871)	$(11,836,124)	$(16,478,995)

For the Six months ended June 30, 2025, prior to the acquisition of Grid AI Corp., the Company operated through one reportable segment, its legacy GI Segment. Accordingly, no AI Segment results are presented for that period.

Note 22 - Subsequent Events

Equity Awards

Subsequent to June 30, 2026, the Company issued 56,000 shares of common stock upon the exercise of outstanding warrants for cash consideration. In addition, the Company issued 2,950 shares of common stock in settlement of outstanding accounts payable to Martin-Krusin-Elbaum. The Company also issued 50,000 shares of common stock to LMC Communications Inc. in settlement of the $202,900 common stock payable outstanding at June 30, 2026, as further disclosed in Note 9. Additionally, 108,932 shares of common stock were issued in connection with the July 2026 financing transactions.

Financing Transactions

On July 1, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers identified therein pursuant to which the Company agreed to sell in private placements an aggregate of (i) 108,932 shares of common stock, (ii) pre-funded warrants to purchase up to 1,742,991 shares of common stock and (iii) common stock purchase warrants to purchase up to 1,851,923 shares of common stock, for aggregate gross proceeds of approximately $8.5 million. The combined purchase price for one share of common stock, or one pre-funded warrant in lieu thereof, together with one common warrant was $4.59 per unit.

The Company intends to use the net proceeds for general corporate purposes, which may include acquisitions, repayment of outstanding debt and working capital. The closing occurred on July 7, 2026, subject to the terms and conditions of the Purchase Agreement.

The Pre-Funded Warrants have an exercise price of $0.0001 per share, subject to adjustment and no expiration date. The Pre-Funded Warrants will be exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

The Common Warrants are exercisable immediately and expire five years from the earlier of the effective date of the Registration Statement or the date that the common stock underlying the Pre-Funded Warrants and Common Warrants can be resold without restriction or limitation pursuant to Rule 144. The Common Warrants have an exercise price of $4.47 per share, subject to adjustment as set forth in the Common Warrants for stock splits, stock dividends, recapitalizations and similar customary adjustments. The

Purchasers may exercise the Common Warrants on a cashless basis if the shares of common stock underlying the Common Warrants are not then registered pursuant to an effective registration statement.

Loan to Pronghorn Resources LLC

On July 17, 2026, GridAI Technologies Corp. (the “Company”) made a loan (“Loan”) to Pronghorn Resources, LLC, a Delaware limited liability company (“Pronghorn”, and, together with the Company, the “Parties”), pursuant to the terms of a Secured Convertible Promissory Note (“Note”), in the principal sum of $2,000,000 (the “Principal Amount”). The Principal Amount, in addition to all interest due under the Note, is payable on the earlier to occur of: (i) December 31, 2026; and (ii) the consummation of a Change of Control Transaction (as defined below). The Note bears interest at an annual rate of seven percent (7%), such interest calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and accrues daily, commencing on the Maturity Date until payment in full of the Note. Pronghorn agreed to customary covenants and made customary representations and warranties under the Note. Pronghorn agreed to certain negative covenants, including not to: (a) other than Permitted Indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any Indebtedness; (b) create, permit or suffer to exist any Lien on any of its or any subsidiaries’ properties and assets other than Permitted Liens; or (c) enter into any agreement with respect to any of the foregoing. The payment for the loan has been made in the sum of $2,000,000 as of date of this Quarterly Report to Pronghorn.

Nicholas D’Onofrio, a shareholder of Pronghorn, also holds common stock and common warrants of the Company.

Upon an Event of Default (as defined below), the Company has the right, at its election, to convert the Payment Amount (as defined below) (or, from and after the date of the occurrence of any Event of Default, the Default Amount) of the Note, in whole or in part (as the case may be, the “Conversion Amount”) into such number of membership interests equal to ten percent (10%) of the fully diluted capitalization of Pronghorn as of the date of conversion (“Conversion Interests” and such date of conversion, “Conversion Date”). If any Event of Default occurs and is uncured for the applicable cure period, the Note becomes, at the Company’s election, immediately due and payable in cash in the Default Amount (as defined below), and, alternatively, upon the Company’s election, convertible, in part or in full, into Conversion Interests, pursuant to the terms of Section 4(a) of the Note.

The Note ranks pari passu with Pronghorn’s existing Indebtedness. The Note is secured by all of Pronghorn’s assets, pursuant to the terms of that certain Security Agreement entered into between the Parties on July 17, 2026 (“Security Agreement”). Under the Security Agreement, Pronghorn granted a lien security interest in all of its assets to the Company.

Asymchem Inc.

On April 22, 2026, the Supreme Court of the State of New York, County of New York, entered a judgment in favor of Asymchem, Inc. and against the Company related to unpaid invoices from prior years in the amount of $209,386. Following entry of the judgment, Asymchem caused a restraint to be placed on certain funds held in one of the Company’s bank accounts.

On August 17, 2026, the Company and Asymchem entered into a stipulation pursuant to which the parties agreed that the full judgement would be remitted from the restrained funds to Asymchem in full satisfaction of the judgment. Upon receipt and clearance of the payment, Asymchem is required to withdraw and release the restraint on the remaining funds in the applicable bank account. The Company has accrued the amount of the judgment and applicable interest in its financial statements as of June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. As discussed in the section titled “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS,” the following discussion and analysis contains forward-looking statements including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on May 1, 2026.

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

For the three months ended June 30, 2026, our results reflect the Company’s post-Grid AI acquisition structure, including the operations of Grid AI and AMPX, together with our continuing legacy Adrulipase-related activities and public company costs.

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

For the three months ended June 30, 2026, IMGX was not included in the Company’s consolidated results.

Liquidity and Capital Resources

To date, we have not generated significant product and service revenue and have experienced net losses and negative cash flows from operations. Our historical operations were funded primarily through sales of equity securities, equity-linked securities and debt financings. In 2025, our business changed significantly as a result of the acquisition of Grid AI Corp. and the completion of the rescission transaction involving ImmunogenX, LLC. Notwithstanding those transactions, as of June 30, 2026, we remained dependent on external sources of capital to fund our operations, satisfy our obligations and execute our business plan.

As of June 30, 2026, we had cash and cash equivalents of approximately $1.4 million, a working capital deficit of approximately $11.8 million and an accumulated deficit of approximately $224.9 million.

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

In January 2025, we entered into a revolving loan arrangement that provided for borrowings of up to $2.0 million. The facility bears interest at a high rate and matures on January 31, 2026. As of April 1, 2026, the Company was in default under the revolving loan arrangement as a result of its failure to repay amounts due at maturity, and the lender has issued a demand for repayment of the outstanding amounts. On May 14, 2026, GridAI Technologies Corp. entered into a Debt Settlement and Subscription Agreement with 1396974 BC Ltd. to settle the outstanding indebtedness, consisting of principal and accrued interest under a revolving loan agreement dated January 27, 2025. Pursuant to the agreement, the Company paid $800,000 in cash and issued 71,482 shares of common stock at a deemed price of $3.25 per share in full satisfaction of the outstanding balance. As a result, the indebtedness has been fully satisfied and extinguished, and the Company no longer has access to borrowings under the revolving loan agreement.

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

In May 2026, the Company completed two private placement financing transactions providing for aggregate gross proceeds of approximately $7.8 million. The financings closed on May 18, 2026. The Company received approximately $2.54 million of gross proceeds from the first financing at closing. With respect to the approximately $5.25 million additional financing, 20% of the gross proceeds was payable at closing and the remaining 80% is payable upon effectiveness of the related Form S-1 resale registration statement.

On July 1, 2026, the Company entered into a securities purchase agreement with the purchasers identified therein pursuant to which the Company agreed to sell to the Purchasers in private placements an aggregate of (i) 108,932 shares of common stock, which shares have been issued as of the date of this Quarterly Report (ii) pre-funded warrants to purchase up to an aggregate of 1,742,991 shares of common stock (the “Pre-Funded Warrants”) and (iii) common stock purchase warrants to purchase up to an aggregate of 1,851,923 shares of common stock (the “Common Warrants”) for gross proceeds to the Company of approximately $8,500,000. The combined purchase price for one share of common stock or Pre-Funded Warrant in lieu of share of common stock and one Common Warrant is $4.59 per unit.

On July 17, 2026, the Company made a loan (“Loan”) to Pronghorn Resources, LLC, a Delaware limited liability company (“Pronghorn”, and, together with the Company, the “Parties”), pursuant to the terms of a Secured Convertible Promissory Note (“Note”), in the principal sum of $2,000,000 (the “Principal Amount”). The Principal Amount, in addition to all interest due under the Note, is payable on the earlier to occur of: (i) December 31, 2026; and (ii) the consummation of a Change of Control Transaction (as defined below). The Note bears interest at an annual rate of seven percent (7%), such interest calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and accrues daily, commencing on the Maturity Date until payment in full of the Note.

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

Promissory notes

As of June 30, 2026, the Company had outstanding promissory notes and related financing obligations classified as current liabilities. These obligations included promissory notes issued in connection with financing arrangements entered into during 2025 and 2026, including notes issued together with warrants to purchase shares of the Company’s common stock.

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

For the three months ended June 30, 2026, the Company recognized revenue of $85,876, all of which was attributable to the AI Segment. The GI Segment did not generate product revenue during the period.

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

Research and Development Expense

Research and development expenses for the three months ended June 30, 2026 related primarily to the Company’s retained biopharmaceutical activities within the GI Segment. During the quarter, the Company incurred limited research and development expense associated with Adrulipase and related retained development activities.

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

For the three months ended June 30, 2026, research and development expenses were $8,424, compared with $10,631 for the three months ended June 30, 2025.

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

Condensed Consolidated Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Increase
	2026	2025	(Decrease)
Revenue	$85,876	$—	$85,876
Cost of Service	122,390	—	122,390
Gross loss	(36,514)	—	(36,514)
Operating expenses:
Research and development expenses	8,424	10,631	(2,207)
Goodwill impairment	10,070,124	—	10,070,124
General and administrative expenses	2,991,698	628,233	2,363,465
Total operating expenses	13,070,246	638,864	12,431,382
Loss from operations	(13,106,760)	(638,864)	(12,467,896)
Other (expense) income:
Interest expense, net	(387,435)	(36,067)	(351,368)
Other income (expense), net	398,443	—	398,443
Total other income (expense)	11,008	(36,067)	47,075
Loss from continuing operations before income taxes	$(13,095,752)	$(674,931)	$(12,420,821)
Loss from discontinued operations	—	(323,340)	323,340
Income tax benefit	55,459	—	55,459
Net loss	$(13,040,293)	$(998,271)	$(12,042,022)

	Six Months Ended
	June 30,		Increase
	2026	2025	(Decrease)
Revenue	$124,084	$—	$124,084
Cost of Service	774,338	—	774,338
Gross loss	(650,254)	—	(650,254)
Operating expenses:
Research and development expenses	639,804	26,458	613,346
Goodwill impairment	10,070,124	—	10,070,124
General and administrative expenses	5,361,076	1,433,791	3,927,285
Total operating expenses	16,071,004	1,460,249	14,610,755
Loss from operations	(16,721,258)	(1,460,249)	(15,261,009)
Other (expense) income:
Interest expense, net	(909,535)	(53,968)	(855,567)
Other income (expense), net	798,710	(108,818)	907,528
Total other income (expense)	(110,825)	(162,786)	51,961
Loss from continuing operations before income taxes	$(16,832,083)	$(1,623,035)	$(15,209,048)
Loss from discontinued operations	—	(634,855)	634,855
Income tax benefit	353,088	—	353,088
Net loss	$(16,478,995)	$(2,257,890)	$(14,221,105)

Revenues

Historically, we did not generate revenue from the sale of approved biopharmaceutical products and devoted substantially all of our time and efforts to acquiring and developing our product candidates, including Adrulipase, Niclosamide, Capeserod and Latiglutenase.

During the three months ended June 30, 2026, the Company recognized revenue of $85,876 from energy technology operations within the AI Segment, compared with no revenue in the three months ended June 30, 2025. For the six months ended June 30, 2026, revenue was $124,084, compared with no revenue in the six months ended June 30, 2025.

With respect to our legacy GI Segment operations, we have not generated revenue from product sales and do not expect to do so unless and until a product candidate receives regulatory approval and is successfully commercialized.

Cost of Services

Cost of services was approximately $0.1 million for the three months ended June 30, 2026 and approximately $0.8 million for the six months ended June 30, 2026. The six-month amount includes approximately $0.7 million of cost of services incurred during the first quarter of 2026. The quarterly pattern reflects the timing and mix of project and service activity, and direct service costs did not vary proportionately with quarterly revenue. There was no cost of services in the comparable 2025 periods.

Research and Development Expense

Research and development expenses were approximately $8,000 for the three months ended June 30, 2026, compared with approximately $11,000 for the three months ended June 30, 2025. For the six months ended June 30, 2026, research and development expenses were approximately $0.6 million, compared with approximately $0.03 million for the six months ended June 30, 2025.

General and Administrative Expense

General and administrative expenses were approximately $3.0 million for the three months ended June 30, 2026, compared with approximately $0.6 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, general and administrative expenses were approximately $5.4 million, compared with approximately $1.4 million for the six months ended June 30, 2025. The increase was primarily attributable to costs associated with the acquisition and integration of Grid AI Corp. and AMPX, increased professional fees, public company expenses, financing activities, legal and accounting costs, compensation-related expenses and the operational and administrative infrastructure required to support the Company’s expanded business activities.

Goodwill impairment

During the three months ended June 30, 2026, actual operating performance and updated near-term financial projections for the Grid AI business were significantly below the projections established at the acquisition date, primarily due to delays in commercialization and customer contract execution. These developments constituted a triggering event for impairment testing. The Company performed a quantitative goodwill impairment assessment and recognized a non-cash goodwill impairment charge of approximately $10.1 million. The impairment primarily reflects a delay in the timing of projected revenues and cash flows rather than a change in management’s longer-term expectations regarding the commercial opportunity for the Grid AI business. While the timing of anticipated commercialization and revenue generation has been extended relative to the projections established at the acquisition date, management continues to believe that the Grid AI business has significant long-term commercial potential and remains central to the Company’s go-forward strategy. The Company continues to pursue customer contracts and commercialization opportunities consistent with this strategy. However, the timing and extent of future commercialization and revenue generation remain subject to uncertainty, and further delays in customer contract execution, commercialization or deterioration in projected cash flows could result in additional impairment charges and could adversely affect the Company’s business, financial condition and results of operations.

Goodwill impairment expense was approximately $10.1 million for both the three and six months ended June 30, 2026. No goodwill impairment expense was recognized in the comparable 2025 periods.

Total other Income (Expense)

For the three months ended June 30, 2026, total other income was approximately $0.01 million, compared with total other expense of approximately $0.04 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, total other expense was approximately $0.1 million, compared with approximately $0.2 million for the six months ended June 30, 2025. Other income (expense), net for the three and six months ended June 30, 2026 included a gain on settlement of approximately $389,301 recognized in connection with the May 2026 settlement with EGS. The six-month amount also included approximately $0.4 million of government grant income recognized during the first quarter of 2026.

Loss from Continuing Operations

Loss from continuing operations was approximately $13.0 million for the three months ended June 30, 2026, compared with approximately $0.7 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, loss from continuing operations was approximately $16.5 million, compared with approximately $1.6 million for the six months ended June 30, 2025.

Loss from discontinued operations

There was no loss from discontinued operations for the three or six months ended June 30, 2026. Loss from discontinued operations was approximately $0.3 million for the three months ended June 30, 2025 and approximately $0.6 million for the six months ended June 30, 2025, related primarily to the ImmunogenX business, which was ultimately disposed of through the rescission transaction completed on December 31, 2025.

Income Tax Benefit

Income tax benefit was approximately $55,000 for the three months ended June 30, 2026 and approximately $0.4 million for the six months ended June 30, 2026. No income tax benefit or expense was recognized in the comparable 2025 periods.

Net income (loss)

As a result of the factors above, our net loss was approximately $13.0 million for the three months ended June 30, 2026, compared with approximately $1.0 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, our net loss was approximately $16.5 million, compared with approximately $2.3 million for the six months ended June 30, 2025.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(3,291,571)	$(873,513)
Investing activities	—	—
Financing activities	4,144,303	700,000
Effect of exchange rate changes on cash	$(372,795)	$—
Net increase (decrease) in cash and cash equivalents	$479,937	$(173,513)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $3.3 million. The principal non-cash adjustments to the approximately $16.5 million net loss included approximately $10.1 million of goodwill impairment, approximately $1.1 million of intangible asset amortization, approximately $1.3 million of stock-based compensation and approximately $0.7 million of debt discount amortization. Working-capital changes included decreases in accounts payable and deferred tax liabilities, partially offset by increases in accrued expenses and other current liabilities, together with the net change in other operating assets and liabilities. The $100,000 interest portion of the revolving loan settlement is reflected in operating cash flows through accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $0.9 million, primarily attributable to a net loss of approximately $2.3 million, partially offset by changes in operating assets and liabilities and other non-cash adjustments.

Investing Activities

There was no net cash provided by or used in investing activities during the six months ended June 30, 2026 or 2025.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was approximately $4.1 million. Financing cash flows included approximately $3.3 million of proceeds from the May 2026 private placements, approximately $0.6 million of cash proceeds from warrant exercises and approximately $1.0 million of proceeds from promissory notes, partially offset by a $0.7 million repayment of revolving loan principal. The $100,000 interest portion of the settlement is included in operating cash flows.

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $0.7 million, reflecting proceeds from the revolving loan arrangement.

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

On May 11, 2026, the Company entered into an additional securities purchase agreement with certain purchasers pursuant to which the Company agreed to sell in a private placement an aggregate of (i) 87,260 shares of common stock, (ii) pre-funded warrants to purchase up to 1,745,199 shares of common stock and (iii) common stock purchase warrants to purchase up to 1,832,459 shares of common stock for aggregate gross proceeds of approximately $5.25 million. The combined purchase price for one share of common stock, or one pre-funded warrant in lieu thereof, together with one common warrant was $2.865 per unit. The closing occurred on May 18, 2026. Twenty percent (20%) of the gross proceeds was payable at closing, with the remaining 80% payable upon effectiveness of the related Form S-1 resale registration statement.

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

During the six months ended June 30, 2026, we performed a quantitative goodwill impairment assessment related to the acquisition of Grid AI Corp. following lower-than-projected operating results and delays in anticipated commercialization and customer contract execution. The assessment involved significant estimates and assumptions, including projected revenues and cash flows, commercialization timing and discount rates. Based on this assessment, we recognized a goodwill impairment charge of approximately $10.1 million. Changes in actual results, projected cash flows, commercialization timelines or other key assumptions could materially affect future impairment assessments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a - 15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10 - Q, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of a material weakness in internal control over financial reporting related to the integration of Grid AI Corp., including insufficient accounting resources and processes to ensure the timely and accurate preparation and review of financial information.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ellenoff Grossman & Schole LLP

On March 17, 2025, Ellenoff Grossman & Schole LLP (“EGS”) initiated an action against the Company by filing a summons and complaint in the Supreme Court of the State of New York, New York County. The complaint alleges that the Company owes to EGS $749,301.00 in fees for legal services EGS allegedly provided to the Company between September 2023 to January 2025, which amount had been accrued within accounts payable in the Company’s financial statements prior to the settlement, including as of December 31, 2025. EGS’s lawsuit alleges breach of contract, account stated, and quantum meruit claims. On May 12, 2026, Ellenoff Grossman & Schole LLP and GridAI Technologies Corp. entered into a Settlement Agreement and General Release to resolve the action filed by EGS in the Supreme Court of the State of New York, New York County, relating to alleged unpaid legal fees. Under the terms of the settlement, the Company agreed to pay EGS a total of $360,000, consisting of an initial payment of $100,000, which has been paid, and the remaining balance in three equal installment payments over a one-year period. Upon receipt of the initial payment, EGS agreed to dismiss the action with prejudice. The settlement agreement includes mutual releases of claims related to the dispute and contains customary confidentiality, non-disparagement, and default provisions. The Company expressly denied any admission of liability in connection with the settlement. The litigation has since been discontinued with prejudice on May 14, 2026.

WestPark

On May 26, 2026, WestPark Capital, Inc. (“WestPark”) commenced an arbitration proceeding against the Company before JAMS in New York. The claim, subsequently amended, alleges that the Company breached the terms of an investment banking agreement by not offering WestPark the right of first refusal to participate various transaction from August 2025 through July 2026.  WestPark is seeking damages of approximately $2,057,600.

The Company denies the allegations set forth in the amended claim. At this time, the outcome of the arbitration cannot be reasonably predicted. The Company has recorded an accrual of $202,000 related to this matter in its financial statements as of June 30, 2026.

Asymchem Inc.

See Note 17 - Commitments and Contingencies for a discussion of the Asymchem Inc. legal matter and the August 17, 2026 stipulation.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our ability to achieve our projected results depends on the timely execution of customer and commercial agreements, successful commercialization and deployment of our technologies, customer adoption and access to sufficient capital. During the three months ended June 30, 2026, delays in commercialization and customer contract execution resulted in lower-than-projected operating results and contributed to a goodwill impairment charge of approximately $10.1 million. Further delays or failure to achieve our projections could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

GRIDAI TECHNOLOGIES CORP.

By	/s/ Jason Sawyer
Jason Sawyer
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Anna Skowron
Anna Skowron
Interim Chief Financial Officer
Date: August 21, 2026		(Principal Financial and Accounting Officer)