Form 10-Q/A
period 2026-06-30
GridAI Technologies Corp.
filed 2026-09-18
CIK 1604191

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

EXPLANATORY NOTE

GridAI Technologies Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2026 (the “Original Filing”).

This Amendment is being filed to revise certain goodwill disclosures in Note 3, Business Acquisitions, and Note 7, Goodwill, and to expand the Critical Accounting Policies and Estimates disclosure in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in response to comments received from the staff of the SEC. The revisions (i) conform the qualitative description of the goodwill recognized in connection with the Company’s acquisition of Grid AI Corp. to the substance of the Company’s July 9, 2026 correspondence with the SEC, (ii) describe the valuation method used to determine the fair value of the AI reporting unit, and (iii) provide additional information regarding the fair value and carrying value of the reporting unit, the amount of goodwill allocated to the reporting unit, significant assumptions, changes in those assumptions, related uncertainty and potential adverse changes.

The revisions described above do not change any amounts reported in the Company’s condensed consolidated financial statements, the goodwill impairment charge recognized as of June 30, 2026, or any other previously reported financial results. Except for the revisions described above and the certifications filed or furnished with this Amendment, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update disclosures in the Original Filing other than as expressly described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing new certifications of its principal executive officer and principal financial officer as Exhibits 31.1 and 31.2 to this Amendment and is furnishing the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32.1.

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

The excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill of approximately $22.4 million.Grid AI Corp. continues to operate as a separate operating business, and the Company does not currently anticipate significant operational integration between its AI business and its legacy biopharmaceutical business. Any anticipated efficiencies from the transaction are expected to result primarily from shared corporate infrastructure rather than the integration of operating activities. The goodwill recognized is primarily attributable to the expected benefits associated with shared corporate overhead, management resources, assembled workforce and expected future economic benefits.None of the goodwill is expected to be deductible for tax purposes.

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

Grid AI Corp. continues to operate as a separate operating business, and the Company does not currently anticipate significant operational integration between its AI business and its legacy biopharmaceutical business. Any anticipated efficiencies from the transaction are expected to result primarily from shared corporate infrastructure rather than the integration of operating activities. The goodwill recognized in connection with the Grid AI acquisition is primarily attributable to the expected benefits associated with shared corporate overhead, management resources, assembled workforce and expected future economic benefits.

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

The fair value of the AI reporting unit was estimated using the income approach, specifically a discounted cash flow (“DCF”) method. The DCF method was the sole valuation methodology relied upon and received a 100% weighting in the fair value conclusion. The method estimated the present value of projected cash flows using a market-derived discount rate. The market and asset approaches were considered but were not relied upon. Market-based valuation multiples were not considered sufficiently reliable because the AI reporting unit is in an early stage of development and was projected to incur near-term operating losses. The asset approach was not considered appropriate because the reporting unit’s value is principally driven by future operating cash flows rather than significant net underlying assets.

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

Immediately before recognition of the impairment charge, the estimated fair value of the AI reporting unit was approximately $22.2 million and its carrying value was approximately $32.27 million. Accordingly, fair value did not exceed carrying value. Rather, carrying value exceeded fair value by approximately $10.07 million, or approximately 31% of pre-impairment carrying value. Goodwill allocated to the AI reporting unit was approximately $22.4 million immediately before the impairment assessment and approximately $12.4 million after recognition of the impairment charge.

The fair value of the reporting unit was estimated using a DCF method. Significant assumptions included projected revenues and cash flows, timing of commercialization and customer contract execution, expected operating margins, capital expenditures, working capital requirements, long-term growth and the discount rate. These assumptions were based on management’s then-current forecasts and market participant assumptions. Compared with the acquisition-date projections, management revised near-term and intermediate-period revenue and cash flow expectations downward and delayed the expected profitability ramp. The selected weighted average cost of capital was approximately 42.5%, compared with approximately 45.0% in the acquisition-date analysis, while longer-term expectations remained substantially consistent.

The valuation is subject to significant uncertainty, particularly regarding customer contract execution, commercialization timing, revenue growth, operating margins, capital requirements and the discount rate. Further delays in commercialization or customer contract execution, lower-than-expected revenue or margins, increased capital requirements or an increase in the discount rate could reduce the estimated fair value of the reporting unit and result in additional impairment charges.

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

GRIDAI TECHNOLOGIES CORP.

By	/s/ Jason Sawyer
Jason Sawyer
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ Anna Skowron
Anna Skowron
Interim Chief Financial Officer
Date: September 17, 2026		(Principal Financial and Accounting Officer)